Form 10-Q
period 1996-09-30
AETNA INC
filed 1996-10-25
CIK 1013761

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  September 30, 1996
                               ____________________


Commission file number  1-11913
                       _________


                                  Aetna Inc.
___________________________________________________________________________
            (Exact name of registrant as specified in its charter)


          Connecticut                             02-0488491
___________________________________________________________________________
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)


151 Farmington Avenue, Hartford, Connecticut           06156
___________________________________________________________________________
(Address of principal executive offices)             (ZIP Code)


Registrant's telephone number, including area code     (860) 273-0123
                                                     ______________________


                              Not Applicable*
___________________________________________________________________________
            (Former name, former address and former fiscal year,
                       if changed since last report)


   * Aetna Inc. became the parent corporation of each of Aetna Services, Inc. (formerly Aetna Life and Casualty Company - Commission File No. 1-5704; I.R.S. Employer Identification No. 06-0843808) and U.S. Healthcare, Inc. (Commission File No. 0-11531; I.R.S. Employer Identification No. 23-2229683) as a result of a merger transaction on July 19, 1996. Aetna Services, Inc. and U.S. Healthcare, Inc. no longer file separate reports under the Securities Exchange Act of 1934.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X        No  _____
          _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                            Shares Outstanding
   Title of Class                           at September 30, 1996
  ________________                          ______________________

Common Capital Stock
 $.01 par value                                 150,920,893

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                26

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      27


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 57

Item 4.  Submission of Matters to a Vote of
           Security Holders.                                57

Item 5.  Other Information.                                 59

Item 6.  Exhibits and Reports on Form 8-K.                  59


Signatures                                                  65

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                 __________________________    __________________________
(Millions, except share and per share data)      1996          1995            1996          1995
                                                 ____          ____            ____          ____


Revenue:
  Premiums.....................................  $    2,688.4  $    1,830.4    $    6,243.1  $    5,535.0
  Net investment income........................         897.9         884.0         2,678.0       2,673.5
  Fees and other income........................         558.5         473.3         1,624.8       1,413.0
  Net realized capital gains...................           7.5           3.3            73.9           6.0
                                                 ____________  ____________    ____________  ____________
      Total revenue............................       4,152.3       3,191.0        10,619.8       9,627.5
                                                 ____________  ____________    ____________  ____________

Benefits and expenses:
  Current and future benefits..................       2,860.7       2,203.6         7,157.0       6,735.5
  Operating expenses...........................         913.7         774.1         2,499.2       2,271.7
  Amortization of goodwill and other
   intangible assets...........................          75.1           3.8            80.8          16.7
  Amortization of deferred policy acquisition
   costs.......................................          48.4          33.5           123.5         102.6
  Reduction of loss on discontinued products...             -             -          (170.0)            -
  Severance and facilities charges.............          49.0             -           441.7             -
                                                 ____________  ____________    ____________  ____________
      Total benefits and expenses..............       3,946.9       3,015.0        10,132.2       9,126.5
                                                 ____________  ____________    ____________  ____________

Income from continuing operations before income
  taxes........................................         205.4         176.0           487.6         501.0
Income taxes (benefits):
  Current......................................          76.7          79.0           201.5         172.0
  Deferred.....................................           6.3         (15.6)          (26.1)          2.9
                                                 ____________  ____________    ____________  ____________
      Total income taxes.......................          83.0          63.4           175.4         174.9
                                                 ____________  ____________    ____________  ____________

Income from continuing operations..............         122.4         112.6           312.2         326.1
Discontinued operations, net of tax:
  Income (Loss) from operations................             -          99.5           182.2        (250.1)
  Gain on sale.................................             -             -           263.7             -
                                                 ____________  ____________    ____________  ____________

      Net income ..............................  $      122.4  $      212.1    $      758.1  $       76.0
                                                 ____________  ____________    ____________  ____________
                                                 ____________  ____________    ____________  ____________
      Net income applicable to
        common ownership.......................  $      111.2  $      212.1    $      746.9  $       76.0
                                                 ____________  ____________    ____________  ____________
                                                 ____________  ____________    ____________  ____________

Results per common share:
Income from continuing operations..............  $        .77  $        .98    $       2.39  $       2.87
Discontinued operations, net of tax:
  Income (Loss) from operations................             -           .88            1.44         (2.20)
  Gain on sale.................................             -             -            2.09             -
                                                 ____________  ____________    ____________  ____________

  Net income ..................................  $        .77  $       1.86    $       5.92  $        .67
                                                 ____________  ____________    ____________  _____________
                                                 ____________  ____________    ____________  _____________
  Dividends declared...........................  $        .40  $        .69    $       1.09  $       2.07
                                                 ____________  ____________    ____________  ____________
                                                 ____________  ____________    ____________  ____________

  Weighted average common shares and common
    share equivalents..........................   145,149,973   114,370,702     126,138,464   113,522,029
                                                 ____________  ____________    ____________  ____________
                                                 ____________  ____________    ____________  ____________


See Condensed Notes to Financial Statements.


                    AETNA INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                                            September 30,     December 31,
(Millions)                                      1996              1995
                                            _____________     ____________

Assets:
Investments:
  Debt securities available for sale,
     at fair value (amortized cost
     $30,504.9 and $29,962.5).........      $  30,955.5       $  31,860.3
  Equity securities, at fair value
   (cost $995.5 and $597.8)...........          1,234.8             659.7
Short-term investments................            642.2             607.8
Mortgage loans........................          7,171.6           8,327.2
Real estate...........................          1,101.1           1,277.3
Policy loans..........................            670.0             629.4
Other.................................            660.2             688.6
                                            ___________       ___________
      Total investments...............         42,435.4          44,050.3
Cash and cash equivalents.............          2,159.3           1,712.7
Accrued investment income.............            584.5             618.3
Premiums due and other receivables....          1,361.3           1,080.9
Deferred income taxes.................                -             271.5
Deferred policy acquisition costs.....          2,141.1           1,953.1
Goodwill and other intangible assets..          8,517.4             147.3
Other assets..........................          1,097.2             857.1
Separate Accounts assets..............         33,243.8          29,699.7

Net assets of Discontinued
 Operations...........................                -           3,932.8
                                            ___________       ___________
      Total assets....................      $  91,540.0       $  84,323.7
                                            ___________       ___________
                                            ___________       ___________


See Condensed Notes to Financial Statements.


                  AETNA INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)


                                                       September 30,     December 31,
(Millions, except share and per share data)                1996              1995
                                                       _____________     ____________

Liabilities:
  Future policy benefits........................       $ 18,339.5        $  18,372.9
  Unpaid claims and claim expenses..............          1,946.6            1,563.1
  Unearned premiums.............................            217.0              142.4
  Policyholders' funds left with the company....         20,482.9           22,898.7
                                                       __________        ___________
      Total insurance liabilities...............         40,986.0           42,977.1
  Dividends payable to shareholders.............             37.1               79.2
  Short-term debt...............................            366.5              389.6
  Long-term debt................................          2,382.3              989.1
  Current income taxes..........................            127.8              154.0
  Deferred taxes................................             29.6                  -
  Other liabilities.............................          3,051.8            2,344.2
  Participating policyholders' interests........            192.2              204.8
  Separate Accounts liabilities.................         33,180.1           29,637.9
                                                       __________        ___________
      Total liabilities.........................         80,353.4           76,775.9
                                                       __________        ___________

 Aetna-obligated mandatorily redeemable
   preferred securities of subsidiary
   limited liability company holding
   primarily debentures guaranteed by Aetna.....            275.0              275.0
                                                       __________        ___________

Shareholders' Equity:
  Class C Voting Mandatorily Convertible
   Preferred Stock ($.01 par value; 15,000,000
   shares authorized in 1996; 11,655,546 issued
   and outstanding).............................            865.4                  -
  Common Stock ($.01 par value and no par value;
   500,000,000 and 250,000,000 shares authorized;
   150,920,893 and 115,013,675 issued, and
   150,920,893 and 114,727,093 outstanding).....          4,104.0            1,448.2
  Net unrealized capital gains..................            139.7              641.1
  Retained earnings.............................          5,802.5            5,195.6
  Treasury stock, at cost (286,582 shares in 1995)              -              (12.1)
                                                       __________        ___________

      Total shareholders' equity................         10,911.6            7,272.8
                                                       __________        ___________

      Total liabilities, minority interest and
       shareholders' equity.....................       $ 91,540.0        $  84,323.7
                                                       __________        ___________
                                                       __________        ___________

  Shareholders' equity per common share.........       $    66.57        $     63.39
                                                       __________        ___________
                                                       __________        ___________


See Condensed Notes to Financial Statements.


                        AETNA INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Millions, except share data)
                                                   Class C Voting
                                                   Mandatorily             Net
                                                   Convertible             Unrealized
                                                   Preferred    Common     Capital        Retained  Treasury
Nine Months Ended September 30, 1996     Total     Stock        Stock      Gains (Losses) Earnings  Stock
___________________________________________________________________________________________________________


Balances at December 31, 1995            $ 7,272.8 $        -   $ 1,448.2  $   641.1      $ 5,195.6 $ (12.1)
___________________________________________________________________________________________________________

Net income............................       758.1                                            758.1
Change in net unrealized capital gains
   and losses.........................      (501.4)                           (501.4)
Class C Voting Mandatorily Convertible
   Preferred stock issued for U.S.
   Healthcare merger (11,655,546 shares)     865.4      865.4
Common shares issued for U.S.
   Healthcare merger (34,988,615 shares)   2,580.1                2,580.1
Stock options issued for U.S. Healthcare
   merger.............................        24.8                   24.8
Common stock issued for benefit plans
  (1,205,185 shares)..................        63.0                   63.0
Common stock dividends................      (140.0)                                          (140.0)
Preferred stock dividends.............       (11.2)                                           (11.2)
Treasury stock retired................           -                  (12.1)                             12.1
                                         __________________________________________________________________


Balances at September 30, 1996           $10,911.6 $    865.4   $ 4,104.0  $   139.7      $ 5,802.5 $     -
___________________________________________________________________________________________________________
                                         __________________________________________________________________




Nine Months Ended September 30, 1995
___________________________________________________________________________________________________________


Balances at December 31, 1994            $ 5,503.0 $        -   $ 1,419.2  $(1,071.5)     $ 5,259.6 $(104.3)
___________________________________________________________________________________________________________

Net Income............................        76.0                                             76.0
Change in net unrealized capital gains
  and losses..........................     1,472.9                           1,472.9
Common stock issued for benefit plans
  (1,657,048 shares)..................        78.9                                                     78.9
Gain on issuance of treasury stock....         6.4                    6.4
Common stock dividends................      (236.2)                                          (236.2)
                                         __________________________________________________________________


Balances at September 30, 1995           $ 6,901.0  $        -  $ 1,425.6  $   401.4      $ 5,099.4 $ (25.4)
___________________________________________________________________________________________________________
                                         __________________________________________________________________


See Condensed Notes to Financial Statements.


                        AETNA INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Nine Months Ended
                                                                            September 30,
                                                                        ________________________
(Millions)                                                              1996           1995
                                                                        ____           ____

Cash Flows from Operating Activities:
   Net income........................................................   $   758.1      $    76.0
   Adjustments to reconcile net income to net
    cash provided by (used for) operating activities:
      (Income) loss from Discontinued Operations.....................      (182.2)         250.1
      Decrease (Increase) in accrued investment income...............        39.3           (2.0)
      Increase in premiums due and other receivables.................      (151.6)         (39.3)
      Increase in deferred policy acquisition costs..................      (186.7)        (163.7)
      Depreciation and amortization..................................       206.9          133.5
      (Decrease) Increase in income taxes............................      (177.1)           2.7
      Net increase (decrease) in other assets and other liabilities..       131.0         (251.4)
      Decrease in insurance reserve liabilities......................    (1,208.1)        (198.4)
      Net realized capital gains.....................................       (73.8)          (6.0)
      Net realized capital gains on sale of Discontinued Operations..      (263.7)             -
      Amortization of net investment discounts.......................       (95.9)         (98.5)
      Other, net.....................................................        15.8          (23.1)
                                                                        _________      _________
        Net cash used for operating activities.......................    (1,188.0)        (320.1)
                                                                        _________      _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................    10,373.6        9,978.4
      Equity securities..............................................       405.0          600.1
      Mortgage loans.................................................       104.7           99.1
      Real estate....................................................       387.7          178.8
      Short-term investments.........................................    27,947.7       35,152.7
      Sale of Discontinued Operations................................     4,134.1              -
   Investment maturities and repayments of:
      Debt securities available for sale.............................     2,579.1        1,515.3
      Debt securities held for investment............................           -          196.7
      Mortgage loans.................................................     1,123.3          881.6
   Cost of investments in:
      Debt securities available for sale.............................   (11,899.8)     (11,768.0)
      Debt securities held for investment............................           -          (43.7)
      Equity securities..............................................      (777.1)        (421.0)
      Mortgage loans.................................................      (282.6)        (148.2)
      Real estate....................................................       (50.7)        (104.5)
      Short-term investments.........................................   (27,905.1)     (35,603.0)
      U.S. Healthcare................................................    (5,243.9)             -
   Increase in property and equipment................................       (67.4)        (118.5)
   Net (decrease) increase in Separate Accounts......................        (2.0)          58.7
   Other, net........................................................         2.9           18.4
                                                                        _________      _________
        Net cash provided by investing activities....................       829.5          472.9
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........     1,456.4        2,357.8
   Withdrawals of investment contracts...............................    (2,647.2)      (2,829.9)
   Issuance of long-term debt........................................     1,389.3            6.8
   Stock issued under benefit plans..................................        56.5           85.3
   Repayment of long-term debt.......................................           -           (1.6)
   Net (decrease) increase in short-term debt........................       (23.4)          54.7
   Dividends paid to shareholders....................................      (193.2)        (236.2)
                                                                        _________      _________
        Net cash provided by (used for) financing activities.........        38.4         (563.1)
                                                                        _________      _________
Effect of exchange rate changes on cash and cash
   equivalents.......................................................          .1            2.7
                                                                        _________      _________
Net decrease in cash and cash equivalents............................      (320.0)        (407.6)
Cash acquired from U.S. Healthcare...................................       766.6              -
Cash and cash equivalents, beginning of period.......................     1,712.7        2,277.2
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 2,159.3      $ 1,869.6
                                                                        _________      _________
                                                                        _________      _________

Supplemental Cash Flow Information:
   Interest paid.....................................................   $   113.8      $   101.7
                                                                        _________      _________
                                                                        _________      _________
   Income taxes paid ................................................   $   206.4      $    81.7
                                                                        _________      _________
                                                                        _________      _________

See Condensed Notes to Financial Statements.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "company"), including Aetna Services, Inc. ("Aetna Services") (formerly Aetna Life and Casualty Company), and, from July 19, 1996, U.S. Healthcare, Inc. ("U.S. Healthcare"). Less than majority-owned entities in which the company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1995 financial information to conform to the 1996 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna Services' 1995 Annual Report. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

Goodwill and Other Intangible Assets
Goodwill, which represents the excess of cost over the fair value of net assets of acquired subsidiaries and affiliates, is amortized on a straight-line basis over periods not exceeding 40 years. Other intangible assets, which are primarily customer lists, provider networks and computer systems are amortized on a straight-line basis over various periods not exceeding 25 years.

The company regularly evaluates the recoverability of goodwill and other intangible assets. The carrying value of goodwill and other intangible assets would be reduced through a direct write-off if, in management's judgment, it was probable that projected future operating income (before amortization of goodwill and other intangible assets) would not be sufficient on an undiscounted basis to recover the carrying value of the goodwill and other intangible assets. Operating earnings considered in such an analysis are those of the entity acquired, if separately identifiable, or the business segment that acquired the entity if the entity's earnings are not separately identifiable.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS

Prepaid Health Care Services
Medical costs related to the company's prepaid health care services (primarily health maintenance organizations) consist principally of medical claims and capitation costs, and are included in current and future benefits in the company's Consolidated Statements of Income. Medical claims include estimates of payments to be made on claims reported and estimates of health care services rendered but not reported to the company as of the balance sheet date. Such estimates include the cost of services which will continue to be rendered after the balance sheet date if the company is obligated to pay for such services in accordance with contract provisions or regulatory requirements. Medical claims payable are included in unpaid claims and claim expenses on the company's Consolidated Balance Sheets. Capitation costs represent monthly fees to participating primary care physicians and other medical providers for providing health care services.

(2)  Merger with U.S. Healthcare

The merger with U.S. Healthcare was consummated on July 19, 1996. As a result of the merger, Aetna Services and U.S. Healthcare are each direct, wholly-owned subsidiaries of Aetna Inc. Pursuant to the merger, each outstanding share of Aetna Services common stock (115,721,039 shares) became a share of common stock of Aetna Inc. Each outstanding share of U.S. Healthcare common stock and Class B Stock became a right to receive $34.20 in cash, 0.2246 shares of Aetna Inc. common stock and 0.0749 shares of Aetna Inc. 6.25% Class C Voting Preferred Stock ("Class C Stock") resulting in the issuance of 34,951,077 shares of Aetna Inc. common stock and 11,655,546 shares of Class C Stock.

The merger has been accounted for as a purchase with total consideration of approximately $8.9 billion which has been allocated to the assets acquired and liabilities assumed based on estimates of their fair values. Assets acquired totaled $1.8 billion and liabilities assumed were $.8 billion. A total of $7.9 billion, net of related deferred taxes, representing the excess of the purchase price over the fair values of the net assets acquired, has been allocated to goodwill and identifiable intangible assets and is being amortized over a range of estimated useful lives for goodwill at 40 years and for identifiable intangible assets of 5 to 25 years.

The company's consolidated results of operations include U.S. Healthcare's results from the date of the merger. The unaudited pro forma information below presents combined results of operations as if the merger (as well as the sale of Aetna's property-casualty operations - see note 4) had occurred at the beginning of 1995 and reflects adjustments which include interest expense related to the assumed financing of a portion of the cash consideration paid, interest income foregone related to the balance of the cash consideration paid, amortization of goodwill and identifiable intangible assets, and adjustments to conform U.S. Healthcare's accounting policies with Aetna, and to remove the effect of merger-related costs incurred by U.S. Healthcare prior to the acquisition. No adjustment has been made to give effect to any synergies which may be realized as a result of the merger.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS


(2)  Merger with U.S. Healthcare (Continued)

The unaudited pro forma information is not necessarily indicative of the results of operations of the combined company had the merger occurred at the beginning of 1995, nor is it necessarily indicative of future results.

                                        Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
(in millions, except per share data)    1996          1995         1996         1995
___________________________________     _____         ____         ____         ____

Revenue                                 $4,356.0      $4,117.4     $12,985.1    $12,248.4
                                        ________      ________     _________    _________
                                        ________      ________     _________    _________

Realized investment gains
  (losses) included in
  revenue                               $    (.8)     $    3.3     $    68.4    $    12.6
                                        ________      ________     _________    _________
                                        ________      ________     _________    _________

Income before income taxes              $  183.7      $  206.1     $   503.5    $   597.5
                                        ________      ________     _________    _________

Income taxes                            $   78.6      $   96.8     $   222.5    $   277.6
                                        ________      ________     _________    _________

Net income                              $  105.1      $  109.3     $   281.0    $   319.9
                                        ________      ________     _________    _________
                                        ________      ________     _________    _________

Net income per common share             $    .60      $    .64     $    1.58    $    1.87
                                        ________      ________     _________    _________
                                        ________      ________     _________    _________


                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(3) Future Application of Accounting Standards

Financial Accounting Standard ("FAS") No. 123, Accounting for Stock-Based Compensation, is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options. FAS No. 123 permits either expensing the cost of stock-based compensation over the vesting period or disclosing in the financial statement footnotes what this expense would have been. This cost would be measured at the grant date based upon estimated fair values, using option pricing models. The company has selected the disclosure alternative which requires that such disclosures be included in full year financial statements only.

FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities was issued in June 1996. This statement provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. Transactions covered by this statement would include securitizations, sales of partial interests in assets, repurchase agreements and securities lending. This statement requires that after a transfer of financial assets, an entity would recognize on the balance sheet any assets it controls and liabilities it has incurred. Similarly, an entity would remove assets or liabilities from its balance sheet when control of the assets has been surrendered or the liabilities satisfied.

This statement is effective for 1997 financial statements and early adoption or retroactive application of this statement is not permitted. The company does not expect the adoption of this statement will have a material effect on its financial position or results of operations.

(4)  Sales of Subsidiaries

On April 2, 1996, the company completed the sale of its property-casualty operations to an affiliate of the Travelers Insurance Group Inc. ("Travelers") for approximately $4.1 billion in cash. The sale resulted in a gain of $263.7 million ($218.3 million pretax).

The operating results of the property-casualty operations were presented as discontinued operations through the sale date.
Operating results for the period from January 1 to April 2 were:

(Millions)                                          1996
_____________________________________________________________

Total revenue                                       $1,539.3
____________________________________________________________
                                                    ________
Income before taxes                                 $  262.7
Income taxes                                            80.5
                                                    ________
Income from Discontinued Operations                 $  182.2
____________________________________________________________
                                                    ________


               AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Sales of Subsidiaries (Continued)

As a result of the sale, the company retained no property-casualty liabilities other than those associated with indemnifying Travelers for a portion of certain potential liability exposures. While there can be no assurances, management currently does not believe that the aggregate ultimate loss arising from these indemnifications, if any, will be material to the annual net income, liquidity or financial condition of the company, although it is reasonably possible.

(5) Severance and Facilities Charges

In the third quarter of 1996, the company recorded a $31.8 million after tax ($49.0 million pretax) severance and facilities charge for Aetna Retirement Services, primarily related to actions taken or expected to be taken to improve its cost structure relative to its competitors. The severance portion of the charge is based on a plan to eliminate 723 positions (primarily customer service, sales and information technology support staff). The facilities portion of the charge is based on a plan to consolidate sales/service field offices.

In the second quarter of 1996, in conjunction with the sale of the company's property-casualty operations, Travelers subleased the space that had been occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. The company recorded a charge of $190.0 million (after tax) during the second quarter of 1996 representing the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company. The company also recorded additional severance and facilities charges of $45.5 million (after tax) during the second quarter of 1996 due to actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations. The severance portion of this charge includes the planned elimination of 475 positions.

In the second quarter of 1996, a severance and facilities charge of $19.5 million after tax ($30.0 million pretax) was taken by Aetna U.S. Healthcare primarily related to actions taken or expected to be taken to reduce information technology costs in the health business and are not related to the U.S. Healthcare merger. The severance portion of this charge is based on a plan to eliminate 675 positions.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5) Severance and Facilities Charges (Continued)

Severance and facilities charges for the nine months ended
September 30, 1996 included the following (pretax):

                                                            Vacated
                                              Asset         Leased

(Millions)                   Severance      Write-Off     Property      Other     Total
________________________________________________________________________________________

Aetna U.S. Healthcare          $ 20.8         $   .9        $  3.5      $  4.8    $ 30.0
Aetna Retirement Services        42.8            1.5           1.9         2.8      49.0
Corporate:  Other                28.5           18.0         313.2 (1)     3.0     362.7
                               _________________________________________________________

  Total Company                $ 92.1         $ 20.4        $318.6      $ 10.6    $441.7
________________________________________________________________________________________
                               _________________________________________________________

(1)  Includes $292.2 million related to the CityPlace lease.

The activity for the nine months ended September 30, 1996 within the severance and facilities reserve (pretax, in millions) and the number of positions eliminated related to such actions were as follows:

                                                  Reserve             Positions
_______________________________________________________________________________

Beginning of period                               $   -                       -
Severance and facilities charges                   441.7                  1,873
Actions taken                                      (55.0) (1)              (905)
                                                  ______                  _____

   End of period                                  $386.7                    968
_______________________________________________________________________________
                                                  _____________________________

(1)  Includes $42.6 million of severance related actions.

The 905 positions eliminated during the nine months ended September 30, 1996 related to the following segments: 53% - Aetna U.S. Healthcare, 15% - Aetna Retirement Services and 32% - corporate. Termination of the remaining employees, under the announced actions, and the vacating of the leased office space (excluding the CityPlace lease) are expected to be substantially completed within 15 to 18 months. The remaining lease payments (net of expected subrentals) on such vacated facilities are payable over approximately the next 3 years.

Aetna U.S. Healthcare will record a severance and facilities charge of approximately $275.0 million after tax in the fourth quarter of 1996 principally related to costs associated with the integration of the health businesses of Aetna and U.S. Healthcare. The severance and facilities charge is expected to consist of $167 million of severance costs, $40 million of facilities-related costs and $68 million of asset write-offs and other related items. The severance portion of this charge is based on a plan to eliminate approximately 7,500 positions (primarily service center, medical management, administrative and data center personnel). Such actions are expected to be substantially completed by December 31, 1998.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products

Under the company's accounting for its discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")), the respective reserves for anticipated future losses are reviewed by management quarterly. Accordingly, as long as the reserves represent management's then best estimates of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the respective reserve and do not affect the company's results of operations. As a result of management's review in the second quarter, $170 million (pretax) of the reserve related to GICs was released. The reserves at September 30, 1996 reflect management's best estimate of the anticipated future net losses for GICs and SPAs. To the extent that actual future losses are greater than anticipated future net losses, the company's results of operations would be adversely affected. Conversely, if actual future losses are less than anticipated future losses, the company's results of operations would be favorably affected. (Refer to Aetna Services' 1995 Annual Report for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)


(6)  Discontinued Products (Continued)

Results of discontinued products were as follows (pretax, in millions):

                                                                                 Charged
                                                                                 (Credited) to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended September 30, 1996   Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________

Net investment income                   $  81.9       $ 106.7      $ 188.6       $      -     $ 188.6
Net realized capital gains                 10.5           1.6         12.1          (12.1)          -
Interest earned on receivable
  from continuing business                  4.0           7.8         11.8              -        11.8
Other income                                3.1          13.6         16.7              -        16.7
                                        _____________________________________________________________
     Total revenue                         99.5         129.7        229.2          (12.1)      217.1
                                        _____________________________________________________________

Current and future benefits                83.2         106.2        189.4           24.7       214.1
Operating expenses                           .7           2.3          3.0              -         3.0
                                        _____________________________________________________________
     Total benefits and expenses           83.9         108.5        192.4           24.7       217.1
                                        _____________________________________________________________

Results of discontinued products        $  15.6       $  21.2      $  36.8       $  (36.8)    $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________


                                                                                 Charged
                                                                                 (Credited) to
                                        Guaranteed    Single-                    Reserve for
                                        Investment    Premium                    Future
Three months ended September 30, 1995   Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________

Net investment income                   $ 121.2       $ 111.6      $ 232.8       $     -      $ 232.8
Net realized capital gains                (12.4)         16.2          3.8          (3.8)           -
Interest earned on receivable
  from continuing business                  5.0           7.7         12.7             -         12.7
Other income                                2.1           3.0          5.1             -          5.1
                                        _____________________________________________________________
     Total revenue                        115.9         138.5        254.4          (3.8)       250.6
                                        _____________________________________________________________

Current and future benefits               138.1         108.9        247.0           1.7        248.7
Operating expenses                          (.4)          2.3          1.9             -          1.9
                                        _____________________________________________________________
     Total benefits and expenses          137.7         111.2        248.9           1.7        250.6
                                        _____________________________________________________________

Results of discontinued products        $ (21.8)      $  27.3      $   5.5       $  (5.5)     $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________

* Amounts are reflected in the 1996 and 1995 Consolidated Statements of Income, except for interest of
  $11.8 million and $12.7 million for the three months ended September 30, 1996 and 1995, respectively, earned on the receivable from continuing business which is eliminated in consolidation.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products (Continued)

                                                                                 Charged
                                                                                 (Credited)
                                        Guaranteed    Single-                    to Reserve
                                        Investment    Premium                    for Future
Nine months ended September 30, 1996    Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________

Net investment income                   $ 280.8       $ 331.6      $  612.4      $      -     $ 612.4
Net realized capital gains (losses)        36.2           (.1)         36.1         (36.1)          -
Interest earned on receivable
  from continuing business                 14.6          23.4          38.0             -        38.0
Change in Accounting
  Policy - FAS No. 121 (1)                  5.4           2.9           8.3             -         8.3
Other income                                8.0          20.5          28.5             -        28.5
                                        _____________________________________________________________
     Total revenue                        345.0         378.3         723.3         (36.1)      687.2
                                        _____________________________________________________________

Current and future benefits               285.8         312.2         598.0          74.8       672.8
Operating expenses                          6.9           7.5          14.4             -        14.4
                                        _____________________________________________________________
     Total benefits and expenses          292.7         319.7         612.4          74.8       687.2
                                        _____________________________________________________________

Results of discontinued products        $  52.3       $  58.6      $  110.9      $ (110.9)    $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________
(1) See note 7 for a discussion of FAS No. 121.


                                                                                 Charged
                                                                                 (Credited)
                                        Guaranteed    Single-                    to Reserve
                                        Investment    Premium                    for Future
Nine months ended September 30, 1995    Contracts     Annuities    Total         Losses       Net*
_____________________________________________________________________________________________________

Net investment income                   $ 391.8       $ 333.9      $  725.7      $      -     $ 725.7
Net realized capital gains (losses)       (43.5)         38.6          (4.9)          4.9           -
Interest earned on receivable
  from continuing business                 15.2          22.9          38.1             -        38.1
Other income                                7.0           9.0          16.0             -        16.0
                                        _____________________________________________________________
     Total revenue                        370.5         404.4         774.9           4.9       779.8
                                        _____________________________________________________________

Current and future benefits               438.4         336.5         774.9          (4.1)      770.8
Operating expenses                          1.2           7.8           9.0             -         9.0
                                        _____________________________________________________________
     Total benefits and expenses          439.6         344.3         783.9          (4.1)      779.8
                                        _____________________________________________________________

Results of discontinued products        $ (69.1)      $  60.1      $   (9.0)     $    9.0     $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________

* Amounts are reflected in the 1996 and 1995 Consolidated Statements of Income, except for interest of
  $38.0 million and $38.1 million for the nine months ended September 30, 1996 and 1995, respectively, earned on the receivable from continuing business which is eliminated in consolidation.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products (Continued)

Assets and liabilities of discontinued products were as follows
(in millions):

                                                   September 30, 1996
                                       _______________________________________

                                       Guaranteed      Single-
                                       Investment      Premium
                                       Contracts       Annuities     Total
                                       _______________________________________

Debt securities available for sale     $ 1,689.5       $ 3,345.4     $ 5,034.9
Mortgage loans                           1,590.5         1,385.4       2,975.9
Real estate                                418.4           180.9         599.3
Short-term and other investments           112.0           195.9         307.9
                                       _______________________________________
   Total investments                     3,810.4         5,107.6       8,918.0
Current and deferred income taxes           89.5           119.3         208.8
Receivable from continuing business            -           517.0         517.0
                                       _______________________________________
   Total assets                        $ 3,899.9       $ 5,743.9     $ 9,643.8
______________________________________________________________________________
                                       _______________________________________
Future policy benefits                 $       -       $ 4,822.3     $ 4,822.3
Policyholders' funds left with
  the company                            3,679.5               -       3,679.5
Reserve for future losses on
  discontinued products                    103.7           796.0         899.7
Other                                      116.7           125.6         242.3
                                       _______________________________________
   Total liabilities                   $ 3,899.9       $ 5,743.9     $ 9,643.8
______________________________________________________________________________
                                       _______________________________________

Net unrealized capital gains as of September 30, 1996 on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses on GICs is included in policyholders' funds left with the company and the reserve for anticipated future losses on SPAs is included in future policy benefits on the Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                         Nine Months Ended September 30, 1996
                                      ________________________________________
                                      Guaranteed       Single-
                                      Investment       Premium
                                      Contracts        Annuities   Total
______________________________________________________________________________

Reserve at beginning of period        $    221.4       $   737.4   $     958.8
Results of discontinued products            52.3            58.6         110.9
Release of reserve                        (170.0)              -        (170.0)
                                      ________________________________________
Reserve at end of period              $    103.7       $   796.0   $     899.7
______________________________________________________________________________
                                      ________________________________________

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Discontinued Products (Continued)

At the time of discontinuance, a receivable from Large Case Pensions' continuing business was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. Interest is accrued on the receivables at the discount rate used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in the continuing business. The interest on such payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 1996, the GIC receivable of $314.8 million, net of the related deferred taxes payable on the accrued interest income of $19.0 million, was funded from continuing operations to meet liquidity needs from maturing GICs. At September 30, 1996, for SPAs, the receivable from continuing business, net of the related deferred taxes payable of $28.7 million on the accrued interest income, was $488.3 million. As of September 30, 1996, no funding of the SPA receivable had taken place. This amount is eliminated in consolidation and is therefore not reflected on the Consolidated Balance Sheets.

(7)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $344.8 million and $363.4 million for the three months ended September 30, 1996 and 1995, respectively, and $1,041.5 million and $1,092.1 million for the nine months ended September 30, 1996 and 1995, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains allocable to experience rated contractholders of $30.0 million and $62.9 million for the three months ended September 30, 1996 and 1995, respectively, and $113.7 million and $74.2 million for the nine months ended September 30, 1996 and 1995, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the company.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(7) Investments (Continued)

The company applies the provisions of FAS No. 114, Accounting by Creditors for Impairment of a Loan and FAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, individually to all loans in the portfolio and does not aggregate smaller balance, homogeneous loans for separate evaluation nor does it aggregate loans by major risk classifications for the purpose of applying such provisions. In accordance with these standards, a loan is considered impaired when it is probable that the company will be unable to collect amounts due according to the contractual terms of the loan agreement (minimum delays (i.e., up to 60 days) will not result in a loan being considered impaired). For impaired loans, the measurement method used is to establish a specific impairment reserve for the difference between the recorded investment in the mortgage loan and the fair value of the collateral. The company records full or partial charge-offs of loans at the time an event occurs with the borrower affecting the legal status of the loan. This typically occurs at the time of foreclosure (actual or in-substance) or upon a loan modification giving rise to forgiveness of debt.

General reserves are established for losses management believes are likely to arise from loans in the portfolio other than those which have been specifically reserved for, but cannot be attributed to specific loans.

At September 30, 1996, the total recorded investment in loans that are considered to be impaired (which include problem loans, restructured loans and potential problem loans) under FAS No. 114 and related specific reserves are presented in the table below. Included in the total recorded investment are impaired loans of $417 million for which no specific reserves are considered necessary. This includes $191 million related to one mortgage loan where the borrower has declared bankruptcy. No specific reserve has been established for this loan because the loan is well secured, and the company does not anticipate any losses.

                                              Total
                                              Recorded          Specific
(Millions)                                    Investment        Reserves
________________________________________________________________________

Supporting discontinued products              $   746.5         $   105.7
Supporting experience rated products              504.1              91.7
Supporting remaining products                     237.4              24.8
                                              ___________________________
 Total Impaired Loans                         $ 1,488.0         $   222.2
_________________________________________________________________________
                                              ___________________________

               AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(7) Investments (Continued)

The activity in the specific and general reserves for the nine months ended September 30, 1996 is summarized below:

                                             Charged                                  Balance
                              Balance at     to net       Charged                     at
                              December 31,   realized     to other      Principal     September 30,
(Millions)                    1995           loss (gain)  accounts(1)   Write-offs    1996
__________________________________________________________________________________________________

Supporting discontinued
 products                     $   287.5      $       -    $      -      $ (127.5)     $  160.0

Supporting experience
 rated products                   228.3              -       (39.4)        (33.6)        155.3

Supporting remaining
 products                          89.1          (10.6)          -         (25.3)         53.2
                              ________________________________________________________________

  Total -
  continuing operations       $   604.9       $  (10.6)   $  (39.4)     $ (186.4)     $  368.5
______________________________________________________________________________________________
                              ________________________________________________________________

(1)  Reflects adjustments of reserves related to assets supporting experience rated products and discontinued products.

The company accrues interest income on impaired loans to the extent it is deemed collectible and the loan continues to perform under its original or restructured contractual terms. Interest income on problem loans is generally recognized on a cash basis. Cash payments on loans in the process of foreclosure are generally treated as a return of principal.

Income earned (pretax) and received on the average recorded investment in impaired loans for the three and nine months ended
September 30, 1996 was as follows:

                                         Three Months Ended             Nine Months Ended
                                         September 30, 1996             September 30, 1996
                                      __________________________ _____________________________
                                      Average                     Average
                                      Impaired  Income  Income    Impaired  Income    Income
(Millions)                            Loans     Earned  Received  Loans     Earned    Received
________________________________________________________________  ____________________________

Supporting discontinued products      $  744.9  $  17.5  $ 16.8   $  711.1  $  47.5   $   48.4
Supporting experience rated products     509.4      8.5     8.4      505.7     28.3       28.0
Supporting remaining products            219.6      4.5     4.4      222.1     14.2       14.1
                                      _________________________   ____________________________
  Total continuing operations         $1,473.9  $  30.5  $ 29.6   $1,438.9  $  90.0   $   90.5
_______________________________________________________________   ____________________________
                                      _________________________   ____________________________

               AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(7) Investments (Continued)

As of January 1, 1996, the company adopted FAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of. This statement requires long-lived assets to be held and used to be written down to fair value when they are considered impaired. Long-lived assets to be disposed of (e.g., real estate held for sale) are to be carried at the lower of cost or fair value less estimated selling costs. In addition, this statement does not allow long-lived assets to be disposed of to be depreciated. As a result of the adoption of FAS No. 121, valuation reserves at January 1, 1996 were increased by $52.9 million in connection with the reversal of previously recorded accumulated depreciation related to properties held for sale. The adoption of FAS No. 121 resulted in an immaterial impact on results of operations.

(8)  Debt and Guarantee of Debt Securities

Aetna Services has a revolving credit facility aggregating $2.5 billion with a worldwide group of banks that terminates in June 2001 (subsequent to September 30, 1996 the facility was reduced by Aetna Services to approximately $1.5 billion). Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .20% per annum, depending upon the company's long-term senior unsecured debt rating. Aetna Services is currently paying a facility fee of
 .08%. The commitments require Aetna Inc. as a guarantor to the credit facility to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $7.5 billion.
The facility also supports Aetna Services' commercial paper borrowing program.

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348,000,000
9 1/2% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C., a wholly-owned subsidiary of Aetna Services (collectively the "Aetna Services debt"). Aetna Capital L.L.C. has issued $275,000,000 of redeemable preferred stock and the Subordinated Debentures represent primarily all of the assets of Aetna Capital L.L.C.

               AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(8) Debt and Guarantee of Debt Securities (Continued)

Aetna Services issued the following debt on August 19, 1996 which is fully and unconditionally guaranteed by Aetna Inc.:
$300,000,000 6.75% Notes due 2001; $350,000,000 7.125% Notes due
2006; $450,000,000 7.625% Debentures due 2026; and $300,000,000
6.97% Debentures due 2036 (putable at par in 2004). Pursuant to shelf registration statements declared effective by the Securities and Exchange Commission ("SEC"), Aetna Services may offer and sell up to an additional $.6 billion of debt securities guaranteed by Aetna Inc., and Aetna Capital L.L.C. may offer and sell up to an additional $225 million of preferred securities guaranteed by Aetna Inc.

Separate financial statements of Aetna Services have not been presented herein or in any separate reports filed with the SEC because management has determined that such financial statements would not be material to holders of the Aetna Services debt. Summarized consolidated financial information for Aetna Services was as follows (in millions):

Balance Sheet Information:

                                         September 30,             December 31,
                                             1996                       1995
                                         _____________             _________

Total investments (excluding
  Separate Accounts)                     $41,758.5                 $44,050.3
                                         _________                 _________
                                         _________                 _________

Total assets                             $81,668.2                 $84,323.7
                                         _________                 _________
                                         _________                 _________

Total insurance liabilities              $40,335.3                 $42,977.1
                                         _________                 _________
                                         _________                 _________

Total liabilities                        $78,835.7                 $76,775.9
                                         _________                 _________
                                         _________                 _________

Total redeemable preferred stock         $   275.0                 $   275.0
                                         _________                 _________
                                         _________                 _________

Total shareholder's equity               $ 2,557.6                 $ 7,272.8
                                         _________                 _________
                                         _________                 _________

               AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(8) Debt and Guarantee of Debt Securities (Continued)

Statement of Income Information:

                                        Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                        1996          1995         1996         1995
                                        _____         ____         ____         ____

Total revenue                           $3,216.9      $3,191.0     $9,684.4     $9,627.5
                                        ________      ________     ________     ________
                                        ________      ________     ________     ________

Total benefits and expenses             $3,025.5      $3,015.0     $9,210.8     $9,126.5
                                        ________      ________     ________     ________
                                        ________      ________     ________     ________

Income from
  continuing operations
  before income taxes                   $  191.4      $  176.0     $  473.6     $  501.0
                                        ________      ________     ________     ________
                                        ________      ________     ________     ________


Income from
  continuing operations                 $  127.9      $  112.6     $  317.7     $  326.1
                                        ________      ________     ________     ________
                                        ________      ________     ________     ________

Net income                              $  127.9      $  212.1     $  763.6     $   76.0
                                        ________      ________     ________     ________
                                        ________      ________     ________     ________


The amount of dividends that may be paid to Aetna Services by its domestic insurance subsidiaries from September 30, 1996 through December 31, 1996 without prior approval by the Insurance Commissioner of the State of Connecticut are limited to approximately $226.1 million in the aggregate. There are no such restrictions on distributions from Aetna Services to Aetna Inc.

(9)  Capital Stock

In addition to the capital stock disclosed on the Consolidated Balance Sheets, Aetna Inc. has the following authorized capital stock: 15,000,000 shares of Class A Voting Preferred Stock, $.01 par value per share; 15,000,000 shares of Class B Voting Preferred Stock, $.01 par value per share; and 15,000,000 shares of Class D Non-Voting Preferred Stock, par value $.01 per share. Of these additional shares authorized, no shares were issued or outstanding at September 30, 1996.

Each share of Class C Stock is mandatorily convertible into one share of common stock on July 19, 2000. Dividends accrue on a daily basis at an annual rate of $4.7578 per share and are payable upon declaration by the Board of Directors. The company may, at its option, redeem the Class C Stock on or after July 19, 1999 but prior to July 19, 2000 for shares of Aetna Inc. common stock based on specified formulas. The number of shares of common stock to be issued for each share of Class C Stock pursuant to this optional redemption will be based on a ratio, calculated as the greater of:
(a) $76.125 (plus any accrued but unpaid dividends) divided by the then current market price of the common stock determined two trading days prior to the notice date of the intent to redeem; or
(b) .8197. Each share of Class C Stock is also convertible, in whole or part, at the option of the holder, into .8197 shares of common stock.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(10)  Off-Balance-Sheet and Other Financial Instruments

The company engages in hedging activities to manage interest rate, price and currency risks. Such hedging activities have principally consisted of using foreign exchange forward contracts, futures and forward contracts and interest rate swap agreements. (See General Account Investments - Use of Derivatives and Other Investments on page 53 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and
Note 16 of the company's 1995 Annual Report for a description of the company's hedging activities). The notional amounts, carrying values and estimated fair values of the company's off-balance-sheet and other financial instruments are as follows (in millions):

                                                         Carrying
                                                         Value
                                             Notional    Asset        Fair
September 30, 1996                           Amount      (Liability)  Value
______________________________________________________________________________

Foreign exchange forward contracts - sell:
  Related to net investments in foreign
    affiliates                               $ 135.3     $    (.9)    $   (.9)
  Related to investments in nondollar
    denominated assets                          55.4            -           -
Interest rate swaps                             43.0            -         5.7
Futures contracts to purchase debt securities  225.3          2.4         2.4
Stock index futures                            139.2         (9.1)       (9.1)
Warrants to purchase debt securities            19.0          3.2         3.2


At September 30, 1996, the company had commitments to purchase investments for $2.3 million, the fair market value of which is $2.5 million.

(11)  Supplemental Cash Flow Information

Significant noncash investing and financing activities of continuing operations include acquisition of real estate through foreclosures (including in-substance foreclosures) of mortgage loans amounting to $75.0 million and $184.5 million for the nine months ended September 30, 1996 and 1995, respectively.

            AETNA, INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(12)  Earnings Per Share

Earnings per share are computed using net income less preferred dividends divided by the weighted average number of common shares outstanding (including common share equivalents). In determining earnings per share, the Class C Stock is not considered a common stock equivalent for primary earnings purposes. It is considered an equivalent for the company's fully diluted earnings per share calculation and the weighted average number of Class C Stock shares outstanding were 9.2 million and 3.1 million for the three and nine months ended September 30, 1996, respectively. There is no material difference between primary and fully diluted earnings per share for the periods presented.

(13)  Litigation

The company is involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations, including litigation in its health business concerning benefit plan coverage and other decisions made by the company, and alleged medical malpractice by participating providers. While the ultimate outcome of litigation against the company cannot be determined at this time, after consideration of the defenses available to the company and any related reserves established, it is not expected to result in liability for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods.

           Independent Auditors' Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the related condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1996 and 1995. These condensed consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Services, Inc. (formerly Aetna Life and Casualty Company) and Subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




/s/ KPMG PEAT MARWICK LLP
Hartford, Connecticut
October 23, 1996

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated Results of Operations
__________________________________

Operating Summary
(Millions, except per share data)       Three Months Ended September 30,      Nine Months Ended September 30,
                                      ___________________________________   __________________________________
                                      1996         1995          % Change   1996         1995         % Change
                                      ____         ____          ________   ____         ____         ________

Premiums............................  $ 2,688.4    $  1,830.4     46.9%     $ 6,243.1    $  5,535.0     12.8%
Net investment income...............      897.9         884.0      1.6        2,678.0       2,673.5       .2
Fees and other income...............      558.5         473.3     18.0        1,624.8       1,413.0     15.0
Net realized capital gains..........        7.5           3.3    127.3           73.9           6.0        -
                                      _________    __________               _________    __________
    Total revenue...................    4,152.3       3,191.0     30.1       10,619.8       9,627.5     10.3

Current and future benefits.........    2,860.7       2,203.6     29.8        7,157.0       6,735.5      6.3
Operating expenses..................      913.7         774.1     18.0        2,499.2       2,271.7     10.0
Amortization of goodwill and
 other intangible assets............       75.1           3.8        -           80.8          16.7        -
Amortization of deferred policy
 acquisition costs..................       48.4          33.5     44.5          123.5         102.6     20.4
Reduction of loss on discontinued
 products...........................          -             -        -         (170.0)            -        -
Severance and facilities charges....       49.0             -        -          441.7             -        -
                                      _________    __________               _________    __________
    Total benefits and expenses.....    3,946.9       3,015.0     30.9       10,132.2       9,126.5     11.0
                                      _________    __________               _________    __________

Income from continuing operations
 before income taxes................      205.4         176.0     16.7          487.6         501.0     (2.7)
Income taxes........................       83.0          63.4     30.9          175.4         174.9       .3
                                      _________    __________               _________    __________

Income from continuing operations...      122.4         112.6      8.7          312.2         326.1     (4.3)

Discontinued operations, net of tax:
 Income (loss) from operations......          -          99.5   (100.0)         182.2        (250.1)       -
 Gain on sale.......................          -             -        -          263.7             -        -
                                      _________    __________               _________    __________

    Net income......................  $   122.4    $    212.1    (42.3)     $   758.1    $     76.0        -
                                      _________    __________               _________    __________
                                      _________    __________               _________    __________

    Net income applicable
      to common ownership...........  $   111.2    $    212.1    (47.6)     $   746.9    $     76.0        -
                                      _________    __________               _________    __________
                                      _________    __________               _________    __________

Net realized capital gains
 from continuing operations, net of
 tax (included above)...............  $     5.2    $      1.5        -      $    49.2    $       .3        -
                                      _________    __________               _________    __________
                                      _________    __________               _________    __________


Results per common share:

Income from continuing operations...  $     .77    $      .98    (21.4)     $    2.39    $     2.87    (16.7)

Discontinued operations, net of tax:
 Income (loss) from operations......          -           .88   (100.0)          1.44         (2.20)       -
 Gain on sale.......................          -             -        -           2.09             -        -
                                      _________    __________               _________    __________

    Net income......................  $     .77    $     1.86    (58.6)     $    5.92    $      .67        -
                                      _________    __________               _________    __________
                                      _________    __________               _________    __________

Overview
________

Aetna Inc. (the "company") became the parent corporation of each of Aetna Services, Inc. ("Aetna Services") (formerly Aetna Life and Casualty Company) and U.S. Healthcare, Inc. ("U.S. Healthcare") as a result of the merger transaction effected on July 19, 1996. The merger has been accounted for as a purchase of U.S. Healthcare, and the company's consolidated results of operations include the results of Aetna Services and, from the date of the merger, the results of U.S. Healthcare. (See Note 2 of Condensed Notes to Financial Statements for additional information about the merger.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview (Continued)
____________________

Income from Continuing Operations

The company reported income from continuing operations of $122 million and $312 million for the three and nine months ended September 30, 1996, respectively, compared with $113 million and $326 million for the same periods a year ago. Income from continuing operations, excluding net realized capital gains, for the three and nine months ended September 30, 1996 increased $6 million and decreased $63 million, respectively, from the same periods a year ago. The comparison of results of continuing operations is affected by the merger with U.S. Healthcare and other significant factors discussed below:

Factors Primarily Related to the Merger

         Income from continuing operations reflects the inclusion of U.S. Healthcare from July 19, 1996.

         Approximately $7.9 billion of goodwill and other intangible assets were created as a result of the merger. Results of continuing operations for the three and nine months ended September 30, 1996 reflected increases in amortization of goodwill and other intangible assets of $58 million and $51 million (after tax), respectively, primarily related to the amortization of these intangible assets for the period July 19, 1996 through September 30, 1996.

         A portion of the consideration paid in connection with the merger consisted of cash from the net proceeds received from the sale of the company's property-casualty operations. (See "Sale of Property-Casualty Operations" on page 31.) Results of continuing operations for the three and nine months ended September 30, 1996 included $7 million and $37 million (after tax), respectively, of interest income earned on such net proceeds from April 2, 1996, the date of the property-casualty sale, through July 19, 1996, the closing date of the merger.

         Results of continuing operations for the three and nine months ended September 30, 1996 included an increase in interest expense of $13 million related to borrowings incurred in connection with the merger.

         As a result of the merger, the company issued approximately 35.0 million shares of common stock and
         11.7 million shares of mandatorily convertible preferred stock. The increase in the number of common shares outstanding and the dividends on the mandatorily convertible preferred stock affect the comparability of per share amounts. See Note 12 of Condensed Notes to Financial Statements for further discussion.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview (Continued)
____________________

Other Significant Factors

         Results of continuing operations for the three and nine months ended September 30, 1996 included severance and facilities charges of $32 million (after tax) and $287 million (after tax), respectively. The third quarter 1996 severance and facilities charge principally related to actions taken or expected to be taken by Aetna Retirement Services to improve its cost structure relative to its competitors. The remaining severance and facilities charges of $255 million (after tax), recorded in the second quarter of 1996, related to the CityPlace office facility lease, actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations, and actions taken or expected to be taken by Aetna U.S. Healthcare, primarily to reduce information technology costs. (See "Severance and Facilities Charges" on page 30 regarding these charges and other severance and facilities charges to be recorded by the company in the fourth quarter.)

         Results of continuing operations for the nine months ended September 30, 1996 included an $111 million benefit (after tax) related to a reduction of the reserve for anticipated future losses on discontinued products, primarily as a result of continuing and recent favorable developments in real estate markets. (See "Discontinued Products" on page 41.)

Net Realized Capital Gains and Losses

Net realized after-tax capital gains and losses from continuing operations included in net income, allocable to experience rated pension contractholders, and supporting discontinued products were as follows (in millions):

                                           Three Months Ended September 30,   Nine Months Ended September 30,
                                           ________________________________   _______________________________
                                                 1996         1995                 1996         1995
                                                 ____         ____                 ____         ____

Net realized capital gains from sales            $   5.2      $   1.5              $  54.7      $   4.4

Net realized capital losses from changes
  in reserves for mortgage loans and
  real estate                                          -            -                 (5.5)        (4.1)
                                                 _______      _______              _______      _______

Net realized capital gains from
  continuing operations                          $   5.2      $   1.5              $  49.2      $    .3
                                                 _______      _______              _______      _______
                                                 _______      _______              _______      _______

Net realized capital gains allocable
  to experience rated pension contractholders
  (excluded above)                               $  19.5      $  40.9              $  73.9      $  48.2
                                                 _______      _______              _______      _______
                                                 _______      _______              _______      _______

Net realized capital gains (losses) on
  assets supporting discontinued products
  (excluded above)                               $   7.8      $   2.3              $  23.4      $  (3.3)
                                                 _______      _______              _______      _______
                                                 _______      _______              _______      _______

Net realized capital gains from sales for the nine months ended
September 30, 1996 include a $25 million gain related to the sale of Aetna Realty Investors ("ARI") to TA Associates and a $15 million gain from the sale of an HMO subsidiary.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Severance and Facilities Charges

During 1996, the company has recorded the following severance and facilities charges in connection with its strategic initiatives in order to make its continuing businesses more competitive.

          Aetna Retirement Services - In the third quarter, Aetna Retirement Services recorded a $32 million (after tax) severance and facilities charge principally related to actions taken or expected to be taken to improve its cost structure relative to its competitors. The severance portion of this charge is based on a plan to eliminate 723 positions (primarily customer service, sales and information technology support staff).

          Corporate - In conjunction with the sale of the company's property-casualty operations (see "Sale of Property-Casualty Operations" on page 31) an affiliate of The Travelers Insurance Group Inc. ("Travelers") subleased the space that had been occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. The company recorded a charge of $190 million (after tax) during the second quarter representing the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company. The company also recorded additional severance and facilities charges of $45 million (after tax) during the second quarter due to actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations. The severance portion of this charge includes the planned elimination of 475 positions.

          Aetna U.S. Healthcare - Severance and facilities charges of $20 million (after tax) were recorded by Aetna U.S. Healthcare in the second quarter primarily related to actions taken or expected to be taken to reduce information technology costs and are not related to the U.S. Healthcare merger. The severance portion of this charge is based on a plan that includes the planned elimination of 675 positions.

These severance and facilities charges for the nine months ended
September 30, 1996, included the following (pretax):

                                                                    Vacated
                                                  Asset Write-       Leased
(Millions)                          Severance         Off          Property      Other        Total
______________________________________________________________________________________________________

Aetna U.S. Healthcare               $   20.8      $     .9         $    3.5      $    4.8     $   30.0
Aetna Retirement Services               42.8           1.5              1.9           2.8         49.0
Corporate:  Other                       28.5          18.0            313.2 (1)       3.0        362.7
                                    ________      ________         ________      ________     ________

     Total Company                  $   92.1      $   20.4         $  318.6      $   10.6     $  441.7
                                    ________      ________         ________      ________     ________
                                    ________      ________         ________      ________     ________

(1)  Includes $292.2 million related to the CityPlace lease.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

The Aetna Retirement Services severance actions are expected to be completed by the end of the first quarter of 1998. The Aetna U.S. Healthcare and Corporate severance actions and the vacating of the leased office space (excluding the CityPlace office space) are expected to be substantially completed by December 31, 1997. The remaining lease payments (net of expected subrentals) on such vacated facilities are payable over approximately the next three years.

Aetna U.S. Healthcare will record a severance and facilities charge of approximately $275 million (after tax) in the fourth quarter of 1996 principally related to costs associated with the integration of the health businesses of Aetna Services and U.S. Healthcare. The severance and facilities charge is expected to consist of approximately $167 million of severance costs, $40 million of facilities-related costs and $68 million of asset write-offs and other related items. The severance portion of this charge is based on a plan to eliminate approximately 7,500 positions (primarily service center, medical management, administrative and data center personnel). Such actions are expected to be substantially completed by December 31, 1998.

Sale of Property-Casualty Operations

On April 2, 1996, the company completed the sale of its property-casualty operations to Travelers for approximately $4.1 billion in cash. The sale resulted in a gain of approximately $264 million (after tax). (See Note 4 of Condensed Notes to Financial Statements for a discussion of certain indemifications related to the sale.)

See "Severance and Facilities Charges" on page 30 for a discussion of certain charges related to the sale.

Strategic Outlook

The company's merger with U.S. Healthcare represents a major step in the company's previously announced strategic decision to focus its resources on pursuing growth opportunities in its health care business, as well as evaluating opportunities for growth and development of its financial services and international operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare
_____________________

Operating Summary
(Millions)                            Three Months Ended September 30,   Nine Months Ended September 30,
                                      _________________________________  ________________________________
                                      1996         1995        % Change  1996        1995        % Change
                                      ____         ____        ________  ____        ____        ________

Premiums............................  $ 2,315.4    $ 1,501.3    54.2%    $ 5,223.2   $ 4,457.8    17.2%
Net investment income...............      116.1         95.5    21.6         307.1       276.7    11.0
Fees and other income...............      387.8        318.0    21.9       1,125.0       961.6    17.0
Net realized capital gains (losses).       (1.3)        (5.0)   74.0          24.0       (15.1)      -
                                        _______    _________             _________   _________
   Total revenue....................    2,818.0      1,909.8    47.6       6,679.3     5,681.0    17.6

Current and future benefits.........    1,951.2      1,271.6    53.4       4,474.0     3,818.0    17.2
Operating expenses..................      627.0        522.7    20.0       1,682.3     1,496.2    12.4
Amortization of goodwill and other
 intangible assets..................       74.1          2.4       -          78.3        12.8       -
Amortization of deferred policy
 acquisition costs..................        3.7          5.4   (31.5)          8.8        18.6   (52.7)
Severance and facilities charge.....          -            -       -          30.0           -       -
                                      _________    _________             _________   _________
   Total benefits and expenses......    2,656.0      1,802.1    47.4       6,273.4     5,345.6    17.4
                                      _________    _________             _________   _________

Income before income taxes..........      162.0        107.7    50.4         405.9       335.4    21.0
Income taxes........................       69.3         39.1    77.2         154.2       123.7    24.7
                                      _________    _________             _________   _________

Net income..........................  $    92.7    $    68.6    35.1     $   251.7   $   211.7    18.9
                                      _________    _________             _________   _________
                                      _________    _________             _________   _________
Net realized capital gains (losses),
 net of tax (included above)........  $     (.8)   $    (3.3)   75.8     $    16.8   $    (9.6)      -
                                      _________    _________             _________   _________
                                      _________    _________             _________   _________


Aetna U.S. Healthcare provides a full spectrum of managed care, indemnity and group insurance products. Aetna U.S. Healthcare consists of the Health Risk business and the Group Insurance and Other Health business. Health products include health maintenance organization (HMO), point-of-service (POS), preferred provider organization (PPO) and indemnity. The Health Risk business includes such health products where the company assumes all or a significant level of health care cost and utilization risk. The Group Insurance and Other Health business includes group life and disability insurance, long-term care and all health products where the customer, and not the company, assumes all or a significant level of health care cost and utilization risk.

Actual Results

Aetna U.S. Healthcare's net income for the three and nine months ended September 30, 1996 increased by $24 million and $40 million, respectively, compared with the same periods a year ago. Included in these results are severance and facilities charges (see "Severance and Facilities Charges" on page 30), amortization of goodwill and other intangibles ($61 million and $65 million after tax, for the three and nine months ended September 30, 1996, respectively, and $2 million and $13 million after tax, for the three and nine months ended September 30, 1995, respectively) and net realized capital gains and losses. Excluding these items, results for the three and nine months ended September 30, 1996 increased $80 million and $86 million, respectively, from the same periods a year ago, primarily reflecting the inclusion of U.S. Healthcare from July 19, 1996. See Note 2 of Condensed Notes to Financial Statements for a discussion of the U.S. Healthcare merger.

Net realized capital gains for the nine months ended September 30, 1996 were primarily attributable to the sale of an HMO subsidiary. The earnings of this subsidiary were not material to results.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Pro Forma Results

The remainder of the discussion related to Aetna U.S. Healthcare is on a pro forma basis assuming that the merger had occurred at the beginning of 1995.

Pro Forma Operating Summary (1)
(Millions)                            Three Months Ended September 30,   Nine Months Ended September 30,
                                      _________________________________  ________________________________
                                      1996         1995        % Change  1996        1995        % Change
                                      ____         ____        ________  ____        ____        ________

Premiums............................  $ 2,529.5    $ 2,403.6     5.2%    $ 7,554.6   $ 6,998.6     7.9%
Net investment income...............      119.7        105.8    13.1         333.8       310.1     7.6
Fees and other income...............      392.6        331.8    18.3       1,178.3     1,001.7    17.6
Net realized capital gains (losses).       (9.6)        (5.0)  (92.0)         18.5        (8.5)      -
                                        _______    _________             _________   _________
   Total revenue....................    3,032.2      2,836.2     6.9       9,085.2     8,301.9     9.4

Current and future benefits.........    2,110.1      1,933.2     9.2       6,238.6     5,666.6    10.1
Operating expenses..................      670.8        644.4     4.1       2,014.1     1,833.2     9.9
Amortization of goodwill and other
 intangible assets..................       91.3         91.4     (.1)        273.5       279.8    (2.3)
Amortization of deferred policy
 acquisition costs..................        3.7          5.4   (31.5)          8.8        18.6   (52.7)
Severance and facilities charges....          -            -       -          30.0           -       -
                                      _________    _________             _________   _________
   Total benefits and expenses......    2,875.9      2,674.4     7.5       8,565.0     7,798.2     9.8
                                      _________    _________             _________   _________

Income before income taxes..........      156.3        161.8    (3.4)        520.2       503.7     3.3
Income taxes........................       70.5         80.9   (12.9)        234.1       251.5    (6.9)
                                      _________    _________             _________   _________

Net income..........................  $    85.8    $    80.9     6.1     $   286.1   $   252.2    13.4
                                      _________    _________             _________   _________
                                      _________    _________             _________   _________
Net realized capital gains (losses),
 net of tax (included above)........  $    (6.0)   $    (3.3)  (81.8)    $    13.3   $    (5.6)      -
                                      _________    _________             _________   _________
                                      _________    _________             _________   _________

(1)  Represents financial information as though U.S. Healthcare had been acquired on
     January 1, 1995, reflecting adjustments which include:  (a) amortization of goodwill and other intangible assets, (b) interest income foregone related to a $500 million dividend paid by U.S. Healthcare to the company and (c) adjustments to conform U.S. Healthcare's accounting policies with Aetna's and to remove the effect of merger-related costs incurred by U.S. Healthcare prior to the acquisition.
     The pro forma operating summary and information derived from such summary is not necessarily indicative of the results of operations of Aetna U.S. Healthcare had the merger occurred at the beginning of 1995, nor is it necessarily indicative of future results.  The pro forma operating summary does not give effect to any synergies which may be realized in future periods as a result of the merger nor does it give effect to the costs of financing the merger (see "Corporate" on page 44 for further discussion).

Although Aetna U.S. Healthcare's pro forma net income for the three and nine months ended September 30, 1996 increased by $5 million and $34 million, respectively, excluding the 1996 severance and facilities charge, amortization of goodwill and other intangibles and net realized capital gains and losses, the segment's earnings reflect a decrease in Health Risk earnings of $17 million and $12 million for the three and nine months ended September 30, 1996, respectively, compared with the same periods a year ago.

The table below sets forth earnings for the Health Risk and Group
Insurance and Other Health businesses, excluding the 1996 severance and facilities charge, amortization of goodwill and other intangibles and net realized capital gains and losses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                     ________________________________   _______________________________
                                           1996           1995               1996           1995
                                     ________________________________   _______________________________

Health Risk                                $ 106.3        $ 123.2            $  362.2       $ 373.8
Group Insurance and Other Health              60.8           36.5               155.8         116.1
                                           _______        _______            ________       _______
   Total Aetna U.S. Healthcare             $ 167.1        $ 159.7            $  518.0       $ 489.9
                                           _______        _______            ________       ________
                                           _______        _______            ________       ________

Health Risk Medical Loss Ratios               82.0%          78.4%               80.9%         78.7%
                                           _______        _______            ________       _______
                                           _______        _______            ________       _______
Health Risk SG&A Ratios                       15.0%          14.8%               14.7%         14.4%
                                           _______        _______            ________       _______
                                           _______        _______            ________       _______

The decrease in pro forma earnings for the three and nine months ended September 30, 1996 in the Health Risk business resulted from lower Commercial HMO premium per member per month and higher medical costs per member per month for Commercial and Medicare HMO products. The decrease in Commercial HMO premium per member per month resulted from competitive pricing pressures and customers selecting lower premium plans. The increase in Commercial medical costs on a per member per month basis resulted from higher specialist, outpatient and pharmacy costs. The increase in Medicare medical costs on a per member per month basis resulted from higher utilization in certain markets and pharmacy costs. See "Outlook" on page 35 for further discussions.

The increase in pro forma earnings for the three and nine months ended September 30, 1996 for the Group Insurance and Other Health business is primarily attributable to favorable group life mortality experience, as well as increased Group Insurance sales and enrollment in nonrisk health products. Third quarter 1996 results for the Group Insurance and Other Health business also reflected lower operating expenses per member for nonrisk health products.

The number of members enrolled in/covered by Aetna U.S. Healthcare's products was as follows:

                                   September 30, 1996                September 30, 1995*
                              ______________________________    _____________________________
(Thousands)                   Risk      Nonrisk      Total      Risk      Nonrisk      Total
____________________________________________________________    _____________________________
HMO
  Commercial (1)               3,290       527         3,817     2,898       340        3,238
  Medicare                       286        19           305       186        18          204
  Medicaid                       134        27           161       108         -          108
                               _____     _____        ______     _____     _____       ______
    Total HMO                  3,710       573         4,283     3,192       358        3,550
POS                              308     2,312         2,620       213     1,845        2,058
PPO                              780     3,051         3,831       845     3,066        3,911
CHAMPUS                            -         -             -       721         -          721
Indemnity                        547     2,934         3,481       818     3,249        4,067
                               _____     _____        ______     _____     _____       ______
 Total Health Care Enrollment  5,345     8,870        14,215     5,789     8,518       14,307
                               _____     _____        ______     _____     _____       ______
                               _____     _____        ______     _____     _____       ______

Group Insurance (2):
  Group Life (3)                                       8,453                            7,981
                                                      ______                           ______
                                                      ______                           ______
  Disability                                           2,423                            2,101
                                                      ______                           ______
                                                      ______                           ______
  Long-Term Care                                          95                               92
                                                      ______                           ______
                                                      ______                           ______

*   1995 membership is presented on a basis consistent with 1996.
(1) Includes 784 thousand and 443 thousand POS members who utilize the HMO network at
    September 30, 1996 and 1995, respectively.
(2) Many Group Insurance members participate in more than one type of coverage and are counted in each.
(3) Group Life includes members with accident coverages.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Total health care enrollment as of September 30, 1996, excluding the loss of .7 million members resulting from the termination of the CHAMPUS contract, increased by .6 million members, or 5% when compared to September 30, 1995. Such increase is primarily attributable to new Commercial HMO enrollment, as well as new enrollment in and continued migration of indemnity members to the POS product.

Revenue for Aetna U.S. Healthcare, excluding net realized capital gains and losses, increased by $201 million or 7% and $756 million or 9% for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods a year ago, primarily due to increases in the number of members enrolled in HMO products and covered by Group Insurance, partially offset by the termination of the CHAMPUS contract.

Operating expenses for Aetna U.S. Healthcare increased during the nine months ended September 30, 1996 compared with the same period in 1995 due primarily to the continued migration of members from the indemnity product to more resource-intensive POS products, as well as from expenses related to operating physician practices.

Outlook

Premiums - Premiums in the Health Risk business are generally fixed for one-year periods and, accordingly, cost levels in excess of those reflected in pricing, such as those being experienced during 1996, cannot be recovered in the year through higher premiums. Accordingly, earnings in the Health Risk business for the remainder of 1996 are expected to continue to be similarly adversely affected, as they were this quarter. The company attempts, however, to the extent possible, to address cost increases in its contracting with providers.

For 1997 and beyond, the company has targeted premium increases and recontracting with providers to improve Health Risk profitability. There can be no assurances, however, that premium increases and cost savings achieved through recontracting will be sufficient to offset increases in medical costs and other operating costs, as governmental action (including downward adjustments to Medicare and other premium rates), business conditions (including intensification of competition) and other factors may adversely affect the company's ability to realize such premium increases and cost savings.

Severance and Facilities Charge - On October 10, 1996, the company announced that Aetna U.S. Healthcare will record a severance and facilities charge of approximately $275 million (after tax) in the fourth quarter of 1996 principally related to costs associated with the integration of the health businesses of Aetna Services and U.S. Healthcare. The charge is expected to consist of approximately $167 million of severance costs, $40 million of facilities-related costs and $68 million of asset write-offs and other related items. See "Severance and Facilities Charges" on page 31 for a further discussion of the fourth quarter severance and facilities charge.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Health Legislation and Regulation - A variety of legislative and regulatory proposals have been made at both the federal and state government levels to address various aspects of the health care system (including benefit mandates, insurance reforms, provider contract limitations, restrictions on utilization management, taxes and assessments to pay for uncompensated care and graduate medical education, and reforms to Medicare and Medicaid programs). Aetna U.S. Healthcare supports proposals which it believes are consistent with the principles of managed care and expand access to health care coverage through private sector competition.

Recently enacted federal legislation, the Health Insurance Portability and Accountability Act of 1996 ("Kennedy-Kassebaum"), will (i) ensure portability of coverage to individuals changing jobs or moving to individual coverage by limiting preexisting condition exclusions, (ii) guarantee availability of coverage to employees in the small group market, and (iii) prevent exclusion of individuals from coverage under group plans based on health status, effective July 1, 1997. Other recently enacted federal legislation mandates minimum hospital stays after childbirth and parity in applying lifetime limits to mental health benefits.

New York and several other states have also enacted legislation or regulation related to the operation of managed care plans. Such legislation or regulation varies, but typically includes, among other things, mandatory maternity length of stay, regulation of utilization review, consumer disclosure, payment of emergency room services, hearings on termination of physicians from health plan networks, and provisions similar to those in the Kennedy-Kassebaum legislation.

In New York, the Health Care Reform Act of 1996, effective January 1, 1997, will allow all private health care payers to negotiate payment rates for inpatient hospital services. The Act also provides for direct funding of hospital bad debt and charity care and graduate medical education by payments to State funding pools rather than
through surcharges on payments for hospital services.   The Company
plans to have competitive arrangements with hospitals in its New York networks, and to adjust the payments it makes to network hospitals to reflect the changes required by the Act. However, there can be no assurance that the Company will reach agreement on these adjustments with all such hospitals or that agreements will be reached by the effective date of the Act.

In California, two initiatives related to regulation of managed care practices are on the November 1996 ballot. One or both of these initiatives include, among other things, provisions to prohibit so-called "gag clauses", restrict compensation arrangements with providers, restrict utilization review, impose premium controls and create a private right of action for enforcement.

At this time, the Company is unable to predict the impact of the foregoing federal or state legislation or initiatives, or of any future legislation or regulatory changes that may be enacted.

See "Forward Looking Information" on page 56 for information regarding other important factors affecting certain of these matters.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (formerly named Aetna Life Insurance &
_________________________
  Annuity)

Operating Summary
(Millions)                             Three Months Ended September 30,     Nine Months Ended September 30,
                                     ___________________________________  __________________________________
                                     1996         1995          % Change    1996        1995        % Change
                                     ____         ____          ________    ____        ____        ________
Premiums............................ $    25.3    $    37.7      (32.9)%    $    80.8   $   129.7    (37.7)%
Net investment income...............     272.5        259.5        5.0          804.4       763.1      5.4
Fees and other income...............     122.2         86.9       40.6          336.3       258.0     30.3
Net realized capital gains..........        .9          8.7      (89.7)          18.2        17.9      1.7
                                     _________    _________                 _________   _________
   Total revenue....................     420.9        392.8        7.2        1,239.7     1,168.7      6.1

Current and future benefits.........     242.4        241.0         .6          716.3       710.0       .9
Operating expenses..................      86.4         73.4       17.7          254.0       225.3     12.7
Amortization of deferred policy
 acquisition costs..................      18.2          8.2      122.0           49.7        30.0     65.7
Severance and facilities charge.....      49.0            -          -           49.0           -        -
                                     _________    _________                 _________   _________
   Total benefits and expenses......     396.0        322.6       22.8        1,069.0       965.3     10.7
                                     _________    _________                 _________   _________

Income before income taxes..........      24.9         70.2      (64.5)         170.7       203.4    (16.1)
Income taxes........................       6.8         23.9      (71.5)          48.3        67.1    (28.0)
                                     _________    _________                 _________   _________

Net income.......................... $    18.1    $    46.3      (60.9)     $   122.4   $   136.3    (10.2)
                                     _________    _________                 _________   _________
                                     _________    _________                 _________   _________
Net realized capital gains, net
 of tax (included above)............ $      .6    $     5.6      (89.3)     $    11.9   $    11.6      2.6
                                     _________    _________                 _________   _________
                                     _________    _________                 _________   _________

Deposits not included in premiums
 above.............................. $ 1,098.3    $   828.3       32.6      $ 3,370.9   $ 2,397.0     40.6
                                     _________    _________                 _________   _________
                                     _________    _________                 _________   _________

Assets under management (1)(2)......                                        $29,935.7   $23,824.4     25.7
                                                                            _________   _________
                                                                            _________   _________

(1) Excludes net unrealized capital gains of approximately $206 million and $459 million at September 30, 1996 and 1995, respectively.
(2) Includes $4.3 billion and $1.9 billion at September 30, 1996 and 1995, respectively, of assets held and managed by unaffiliated mutual funds.

Aetna Retirement Services' net income for the three and nine months ended September 30, 1996 decreased $28 million and $14 million, respectively, from the same periods a year ago. Excluding net realized capital gains, results for the three and nine months ended September 30, 1996 decreased $23 million and $14 million, respectively, from the same periods a year ago. Such decreases reflected an after-tax severance and facilities charge of $32 million in the third quarter of 1996 primarily related to actions taken or expected to be taken to improve Aetna Retirement Services' cost structure relative to its competitors. (See "Severance and Facilities Charges" on page 30.) Excluding net realized capital gains and the third quarter 1996 severance and facilities charge, earnings for the three and nine months ended September 30, 1996 increased $9 million and $18 million, respectively, from the same periods a year ago.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (Continued)
_____________________________________

Third quarter and year-to-date results in 1996 benefited from increased fee income primarily due to the growth in assets under management resulting from continued business growth and, for the nine months ended September 30, 1996, from appreciation in the stock market, as well as overall increased interest margins primarily related to experience rated contracts. Partially offsetting such favorable increases in fee income were increased operating expenses associated with business growth and investments in nontraditional distribution channels (e.g., broker/dealers and banks).

The average annualized earned rate on investments supporting fully guaranteed contracts was 7.8% and 8.0% and the average annualized earned rate on investments supporting experience rated contracts was 8.1% and 8.2% for the nine months ended September 30, 1996 and 1995, respectively. The average annualized credited rate on fully guaranteed contracts was 5.9% and 6.0% and the average annualized credited rate on experience rated contracts was 6.1% and 6.3% for the nine months ended September 30, 1996 and 1995, respectively. The resulting annualized interest margins on fully guaranteed contracts were 1.9% and 2.0% and on experience rated contracts were 2.0% and 1.9% for the nine months ended September 30, 1996 and 1995, respectively.

The duration of the investment portfolios supporting Aetna Retirement Services' liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For a complete discussion of the company's asset/liability management practices, see Aetna Services' 1995 Annual Report.

Premiums decreased 33% and 38% during the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily because Aetna Retirement Services ceased writing structured settlement annuities in the fourth quarter of 1995. The cessation of writing this product did not and is not expected to have a material effect on results of the segment.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________

Operating Summary
(Millions)                             Three Months Ended September 30,      Nine Months Ended September 30,
                                     ___________________________________   __________________________________
                                     1996         1995          % Change   1996          1995        % Change
                                     ____         ____          ________   ____          ____        ________

Premiums............................ $   316.9    $   275.0      15.2%      $  834.5     $  747.9      11.6%
Net investment income...............      81.7         76.1       7.4          247.5        231.5       6.9
Fees and other income...............      30.1         35.2     (14.5)          92.0         90.9       1.2
Net realized capital gains (losses).       1.7         (1.8)        -            3.0         (3.5)        -
                                     _________    _________                _________     ________
   Total revenue....................     430.4        384.5      11.9        1,177.0      1,066.8      10.3

Current and future benefits.........     265.7        241.3      10.1          715.9        657.5       8.9
Operating expenses..................      94.4         87.6       7.8          269.8        265.6       1.6
Amortization of goodwill and
 other intangible assets............       1.0          1.4     (28.6)           2.4          3.8     (36.8)
Amortization of deferred policy
 acquisition costs..................      26.5         19.9      33.2           65.0         54.0      20.4
                                     _________    _________                _________     ________
   Total benefits and expenses......     387.6        350.2      10.7        1,053.1        980.9       7.4
                                     _________    _________                _________     ________

Income before income taxes..........      42.8         34.3      24.8          123.9         85.9      44.2
Income taxes .......................      14.2         11.8      20.3           43.3         25.7      68.5
                                     _________    _________                _________     ________

Net income.......................... $    28.6    $    22.5      27.1      $    80.6     $   60.2      33.9
                                     _________    _________                _________     ________
                                     _________    _________                _________     ________
Net realized capital gains (losses),
 net of tax (included above)........ $     1.4    $    (1.5)        -      $     2.2     $   (4.0)        -
                                     _________    _________                _________     ________
                                     _________    _________                _________     ________


International's net income for the three and nine months ended September 30, 1996 increased by $6 million and $20 million, respectively, compared with the same periods a year ago.
Excluding net realized capital gains and losses, results for the three and nine months ended September 30, 1996 increased
$3 million and $14 million, respectively, from the same periods a year ago. Results for the nine months ended September 30, 1996 reflected continued revenue growth in the Asia Pacific operations. The improvement in year-to-date results also reflected increased earnings in Chile primarily resulting from lower operating expenses due to tighter controls over such costs and lower interest expense.

The company continues to explore opportunities for additional investments in emerging growth markets. In October, the company entered into a definitive agreement with its Mexican partner to acquire a 49.0% stake in a joint venture that will offer insurance products through the partner's bank subsidiary. The company agreed to invest $115 million in the joint venture initially and up to an additional $63 million based on the performance of the new company over the first five years of operations. The company also agreed to increase its ownership in its current Mexican insurance joint venture from 44.5% to 49.0% for an additional $20 million. Interest will be payable on certain of these amounts. The company also agreed with its Mexican partner to acquire a 49.0% interest in a joint venture to manage pension monies privatized under recent Mexican legislation for approximately $47 million. Completion of these transactions is subject, among other matters, to regulatory approvals and the transactions are expected to be completed by the end of 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________

Operating Summary
(Millions)                             Three Months Ended September 30,      Nine Months Ended September 30,
                                     ___________________________________   __________________________________
                                     1996         1995          % Change   1996          1995        % Change
                                     ____         ____          ________   ____          ____        ________

Premiums............................ $    30.8    $    16.4      87.8%     $    104.6    $    199.6   (47.6)%
Net investment income...............     411.0        450.6      (8.8)        1,249.4       1,396.1   (10.5)
Fees and other income...............      15.5         32.7     (52.6)           68.0         100.8   (32.5)
Net realized capital gains (losses).       (.2)         1.4         -            12.5           7.3    71.2
                                     _________    _________                __________    __________
   Total revenue....................     457.1        501.1      (8.8)        1,434.5       1,703.8   (15.8)

Current and future benefits.........     401.4        449.7     (10.7)        1,250.8       1,550.0   (19.3)
Operating expenses..................       8.7         18.7     (53.5)           51.9          61.8   (16.0)
Reduction of loss on discontinued
 products...........................         -            -         -          (170.0)            -       -
                                     _________    _________                __________    __________
   Total benefits and expenses......     410.1        468.4     (12.4)        1,132.7       1,611.8   (29.7)
                                     _________    _________                __________    __________

Income before income taxes..........      47.0         32.7      43.7           301.8          92.0       -
Income taxes........................      17.3         10.9      58.7           107.4          30.2       -
                                     _________    _________                __________    __________

Net income.......................... $    29.7    $    21.8      36.2      $    194.4    $     61.8       -
                                     _________    _________                __________    __________
                                     _________    _________                __________    __________

Net realized capital gains (losses),
  net of tax (included above)....... $     (.2)   $      .8         -      $      8.1    $      4.6    76.1
                                     _________    _________                __________    __________
                                     _________    _________                __________    __________

Deposits not included in premiums
  above............................. $   418.5    $   358.3      16.8      $  1,340.9    $  1,252.6     7.0
                                     _________    _________                __________    __________
                                     _________    _________                __________    __________

Assets under management (1)(2)......                                       $ 35,797.1    $ 46,557.1   (23.1)
                                                                           __________    __________
                                                                           __________    __________

(1) Excludes net unrealized capital gains of approximately $166 million and $397 million at
    September 30, 1996 and 1995, respectively.
(2) Includes assets related to discontinued products.

Large Case Pensions' net income for the three and nine months ended September 30, 1996 increased by $8 million and $133 million, respectively, compared with the same periods a year ago.
Excluding net realized capital gains and losses and a benefit of $111 million (after tax) for the nine months ended September 30, 1996 attributable to a reduction of the reserve for anticipated future losses on discontinued products, results for the three and nine months ended September 30, 1996 increased $9 million and $19 million, respectively, from the same periods a year ago, reflecting an increase in net investment income from the assets supporting the capital in Large Case Pensions. Results for the nine months ended September 30, 1996 also reflected an increase in net interest margins. (Please see "Discontinued Products" on page 41 for a discussion of the reserve reduction.)

After-tax net realized capital gains for the nine months ended
September 30, 1996 include a gain of $25 million related to the sale of ARI to TA Associates, which was partially offset by net realized capital losses related to bond sales.

The decreases in fees and other income and operating expenses for the three and nine months ended September 30, 1996 when compared to the same periods a year ago primarily resulted from the sale of ARI. However, the earnings of ARI were not material to Large Case Pensions' net income.

Year-to-date 1995 premiums reflect additional premiums from existing contractholders and did not have a material effect on earnings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Assets under management at September 30, 1996 were 23% lower than a year earlier, primarily as a result of the sale of Insurance Company Investment Management ("ICIM"), a specialized asset manager which had been conducting business through the company's Aeltus Investment Management subsidiary ("Aeltus"), in the first quarter of 1996. ICIM was not a significant contributor to Large Case Pensions' earnings in 1995 or in the first quarter of 1996.

Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other company products) (in millions):

                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                       ________________________________    _______________________________
                                         1996             1995               1996            1995
                                         ____             ____               ____            ____
Scheduled contract maturities
 and benefit payments (1)                $  259.8         $  228.6           $  867.7        $  734.6
                                         ________         ________           ________        ________
                                         ________         ________           ________        ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments                    $   67.3         $   55.8           $  429.6 (2)    $  244.4
                                         ________         ________           ________        ________
                                         ________         ________           ________        ________

Participant withdrawals                  $   34.6         $   36.1           $  135.7        $  133.7
                                         ________         ________           ________        ________
                                         ________         ________           ________        ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Increase primarily relates to an unscheduled withdrawal by one contractholder in the first quarter of 1996.

Discontinued Products

Under the company's accounting for its discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")), the respective reserves for anticipated future losses are reviewed by management quarterly. Accordingly, as long as the reserves represent management's then best estimates of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the respective reserve and do not affect the company's results of operations. As a result of management's review in the second quarter, $170 million (pretax) of the reserve related to GICs was released. The reserves at September 30, 1996 reflect management's best estimate of the anticipated future net losses for GICs and SPAs. To the extent that actual future losses are greater than anticipated future net losses, the company's results of operations would be adversely affected. Conversely, if actual future losses are less than anticipated future losses, the company's results of operations would be favorably affected. (Refer to Aetna Services' 1995 Annual Report for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

At the time of discontinuance, a receivable from Large Case Pensions' continuing business was established for each discontinued product equivalent to the net present value of the anticipated cash flow shortfalls. Interest is accrued on the receivables at the discount rate used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in the continuing business. The interest on such payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 1996, the GIC receivable of $315 million, net of the related deferred taxes payable on the accrued interest income of $19 million, was funded from continuing operations to meet liquidity needs from maturing GICs. At September 30, 1996, for SPAs, the receivable from continuing business, net of the related deferred taxes payable of $29 million on the accrued interest income, was $488 million. As of September 30, 1996, no funding of the SPA receivable had taken place. This amount is eliminated in consolidation and is therefore not reflected on the Consolidated Balance Sheets.

Results of discontinued products were as follows (in millions):

                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                      ________________________________    _______________________________
                                                    1996                                1996
                                      ________________________________    _______________________________
                                      GICs        SPAs        Total       GICs       SPAs        Total
                                      ____        ____        _____       ____       ____        _____
Interest margin (a)                   $    (.8)   $     .3    $    (.5)   $   (3.3)  $   12.6    $   9.3
Net realized capital gains (losses)        6.8         1.0         7.8        23.5        (.1)      23.4
Interest earned on receivable from
  continuing business                      2.6         5.1         7.7         9.5       15.2       24.7
Other, net                                  .6         7.7         8.3         1.5       11.9       13.4
                                      ________    ________    ________    ________   ________    _______

Results of discontinued products,
  after tax                           $    9.2    $   14.1    $   23.3    $   31.2   $   39.6    $  70.8
                                      ________    ________    ________    ________   ________    _______
                                      ________    ________    ________    ________   ________    _______

Results of discontinued products,
  pretax                              $   15.6    $   21.2    $   36.8    $   52.3   $   58.6    $ 110.9
                                      ________    ________    ________    ________   ________    _______
                                      ________    ________    ________    ________   ________    _______

Net realized capital gains (losses)
  from sales of bonds, after tax,
  included above                      $     .7    $   (1.9)   $   (1.2)   $    2.1   $   (5.9)   $  (3.8)
                                      ________    ________    ________    ________   ________    _______
                                      ________    ________    ________    ________   ________    _______


                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                      ________________________________    _______________________________
                                                    1995                               1995
                                      ________________________________    _______________________________
                                      GICs        SPAs        Total       GICs       SPAs        Total
                                      ____        ____        _____       ____       ____        ______
Interest margin (a)                   $  (11.0)   $    1.8    $   (9.2)   $ (30.3)   $  (1.6)    $ (31.9)
Net realized capital gains (losses)       (8.2)       10.5         2.3      (28.4)      25.1        (3.3)
Interest earned on receivable from
  continuing business                      3.3         5.0         8.3        9.9       14.9        24.8
Other, net                                  .8          .9         1.7        1.5        2.6         4.1
                                      ________    ________    ________    _______    _______     _______

Results of discontinued products,
  after tax                           $  (15.1)   $   18.2    $    3.1    $ (47.3)   $  41.0     $  (6.3)
                                      ________    ________    ________    _______    _______     _______
                                      ________    ________    ________    _______    _______     _______

Results of discontinued products,
  pretax                              $  (21.8)   $   27.3    $    5.5    $ (69.1)   $  60.1     $  (9.0)
                                      ________    ________    ________    _______    _______     _______
                                      ________    ________    ________    _______    _______     _______

Net realized capital gains (losses)
  from sales of bonds, after tax,
  included above                      $    4.8    $   10.2    $   15.0    $  (4.2)   $  33.3     $  29.1
                                      ________    ________    ________    _______    _______     _______
                                      ________    ________    ________    _______    _______     _______

(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts (exceeds) or is less than interest earned on invested assets supporting such contracts.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

The results of the discontinued products in the first nine months of 1996 were favorably affected by and the respective reserves for anticipated future losses were credited for nonrecurring items including rental income received on a foreclosed property of $6 million (after tax) related to GICs and $3 million (after tax) related to SPAs. Such rental income had previously not been recognized due to uncertainties associated with its ultimate collection. Additionally, the adoption of FAS No. 121 (see Note 7 of Condensed Notes to Financial Statements), favorably impacted the results of GICs by $4 million (after tax) and SPAs by $2 million (after tax).


The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                   Nine Months Ended September 30, 1996
                                   ____________________________________
                                   GICs        SPAs       Total
                                   ____        ____       _____
Reserve at December 31, 1995       $  221.4    $  737.4   $  958.8
Results of discontinued products       52.3        58.6      110.9
Release of reserve                   (170.0)          -     (170.0)
                                   ________    ________   ________
Reserve at September 30, 1996      $  103.7    $  796.0   $  899.7
                                   ________    ________   ________
                                   ________    ________   ________

Distributions on GICs and SPAs were as follows (in millions):

                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                     ________________________________   _______________________________
                                                   1996                              1996
                                     ________________________________   _______________________________
                                     GICs        SPAs        Total      GICs       SPAs        Total
                                     ____        ____        _____      ____       ____        _____
Scheduled contract maturities,
 GIC settlements and benefit
 payments (1)                        $  529.0    $  123.7    $  652.7   $1,627.1   $  392.5    $2,019.6
                                     ________    ________    ________   ________   ________    ________
                                     ________    ________    ________   ________   ________    ________

Participant directed withdrawals     $   12.8    $      -    $   12.8   $   43.2   $      -    $   43.2
                                     ________    ________    ________   ________   ________    ________
                                     ________    ________    ________   ________   ________    ________



                                     Three Months Ended September 30,   Nine Months Ended September 30,
                                     ________________________________   _______________________________
                                                   1995                              1995
                                     ________________________________   _______________________________
                                     GICs        SPAs        Total      GICs       SPAs        Total
                                     ____        ____        _____      ____       ____        _____
Scheduled contract maturities,
 GIC settlements and benefit
 payments (1)                        $  411.2    $  135.7    $  546.9   $1,670.5   $  397.9    $2,068.4
                                     ________    ________    ________   ________   ________    ________
                                     ________    ________    ________   ________   ________    ________

Participant directed withdrawals     $   24.6    $      -    $   24.6   $   73.9   $      -    $   73.9
                                     ________    ________    ________   ________   ________    ________
                                     ________    ________    ________   ________   ________    ________

(1) Includes early contractual settlements of GIC liabilities of approximately $2 million and
    $183 million for the three and nine months ended September 30, 1996, respectively, and approximately $23 million and $111 million for the same periods a year ago.


Cash required to meet the above payments was provided by earnings on, sales of, and scheduled payments on, invested assets and, for GICs, also from the funding of the receivable from continuing business which was established at the time of discontinuance.

(See "General Account Investments" on page 45 for a discussion of investments supporting discontinued products.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________

Operating Summary
(Millions, after tax)                  Three Months Ended September 30,     Nine Months Ended September 30,
                                       _________________________________    ________________________________
                                       1996         1995        % Change    1996        1995        % Change
                                       ____         ____        ________    ____        ____        ________

Interest expense....................   $  31.4      $  18.0        74.4%     $  68.3     $  53.9       26.7%
Other expense, net (1)..............      15.3         28.6       (46.5)       268.6        90.0      198.4

(1) Includes after-tax net realized capital gains of $4.2 million and $10.2 million for the three and nine months ended September 30, 1996, respectively, and net realized capital losses of $.1 million and $2.3 million for the three and nine months ended
    September 30, 1995, respectively.

The increase in interest expense of $13 million and $14 million for the three and nine months ended September 30, 1996 compared to the same periods a year ago principally resulted from borrowings incurred in connection with the U.S. Healthcare merger. Excluding net realized capital gains and losses, other expense decreased $9 million and increased $191 million for the three and nine months ended September 30, 1996, respectively, compared with the same periods a year ago. The increase for the nine months ended September 30, 1996 resulted from the $235 million (after tax) severance and facilities charge discussed below. A portion of the consideration paid in connection with the merger consisted of cash from the net proceeds received from the sale of the company's property-casualty operations. Other expense for the three and nine months ended September 30, 1996 included $7 million and $37 million (after tax), respectively, of interest income earned on such net proceeds from April 2, 1996, the date of the property-casualty sale, through July 19, 1996, the closing date of the merger with U.S. Healthcare.

In conjunction with the sale of the company's property-casualty operations, Travelers subleased the space that had been occupied by the company in the CityPlace office facility in Hartford for eight years at current market rates. The company recorded a charge of $190 million (after tax) during the second quarter of 1996 representing the present value of the difference between rent required to be paid by the company under the lease and future rentals expected to be received by the company. The company also recorded additional severance and facilities charges of $45 million (after tax) during the second quarter of 1996 due to actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

Overview

The company's invested assets were comprised of the following, net of impairment reserves:

                                                  September 30,      December 31,
(Millions)                                            1996               1995
_________________________________________________________________________________

Debt securities:
  Available for sale, at fair value
    (amortized cost $30,504.9 and $29,962.5)      $ 30,955.5         $ 31,860.3
Equity securities, at fair value
    (cost $995.5 and $597.8)                         1,234.8              659.7
Short-term investments                                 642.2              607.8
Mortgage loans                                       7,171.6            8,327.2
Real estate                                          1,101.1            1,277.3
Policy loans                                           670.0              629.4
Other                                                  660.2              688.6
_______________________________________________________________________________
    Total invested assets                         $ 42,435.4         $ 44,050.3
_______________________________________________________________________________
                                                  _____________________________

Refer to Aetna Services' 1995 Annual Report for a description of the company's investment objectives and policies.

The change in the invested assets portfolio from December 31, 1995 to September 30, 1996 primarily reflected depreciation of debt securities due to an increase in interest rates and a decrease in the aggregate mortgage loan and real estate portfolios. Such decreases were partially offset by the addition of approximately $655 million of debt securities resulting from the U.S. Healthcare merger. Debt securities reflected net unrealized capital gains of $451 million at September 30, 1996, compared with $1.9 billion at December 31, 1995. Of such net unrealized capital gains at September 30, 1996, $136 million and $202 million related to assets supporting discontinued products and experience rated pension contractholders, respectively. The decrease in the aggregate mortgage loan and real estate portfolios of $1.3 billion principally reflected prepayments and payments at maturity on mortgage loans and sales of foreclosed properties.

The risks associated with investments supporting experience rated pension and annuity products are assumed by those customers subject to, among other things, certain minimum guarantees. The anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses. (See "Discontinued Products" on page 41.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Debt Securities

As of September 30, 1996 and December 31, 1995, the company's investments in debt securities represented 73% and 72%, respectively, of total general account invested assets and were as follows:

                                           September 30,         December 31,
(Millions)                                     1996                  1995
_____________________________________________________________________________

Supporting discontinued products           $   5,034.9           $    5,765.2
Supporting experience rated products          14,419.5               14,243.4
Supporting remaining products                 11,501.1               11,851.7
                                           __________________________________
   Total debt securities                   $  30,955.5           $   31,860.3
                                           __________________________________
                                           __________________________________

Below Investment Grade, Problem and Potential Problem Debt Securities

Included in the company's debt security balances were the following categories of debt securities:

(Millions)                                                   September 30, 1996
_______________________________________________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Securities        Securities          Debt Securities
                                       _________________        ______________      ___________________

Total                                  $1,623.7                 $   62.6            $   83.3
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         28.8%                    20.1%               41.2%
  Supporting experience rated products     45.6                      9.6                28.3
  Supporting remaining products            25.6                     70.3                30.5
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
                                       ________                 ________            ________
                                       ________                 ________            ________

                                                             December 31, 1995
                                       ________________________________________________________________
                                       "Below Investment        "Problem" Debt      "Potential Problem"
                                       Grade" Securities        Securities          Debt Securities
                                       _________________        ______________      ___________________

Total                                  $1,623.8                 $   81.0            $   90.4
                                       ________                 ________            ________
                                       ________                 ________            ________
Percentage of total:
  Supporting discontinued products         32.7%                    36.9%               57.5%
  Supporting experience rated products     42.6                     12.5                24.1
  Supporting remaining products            24.7                     50.6                18.4
                                       ________                 ________            ________
                                          100.0%                   100.0%              100.0%
                                       ________                 ________            ________
                                       ________                 ________            ________

"Below investment grade" securities (which include "problem" debt securities and "potential problem" debt securities described below) are defined to be securities that carry a rating below BBB- /Baa3. Such debt securities have been written down for other than temporary declines in value.

Management defines "problem" debt securities to be securities for which payment is in default, securities of issuers which are currently in bankruptcy or in out-of-court reorganizations, or securities of issuers for which bankruptcy or reorganization within six months is considered likely.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

"Potential problem" debt securities are currently performing debt securities for which neither payment default nor debt restructuring is anticipated within six months, but whose issuers are experiencing significant financial difficulties. Identifying such potential problem debt securities requires significant judgment as to likely future market conditions and developments specific to individual debt securities.

The company does not accrue interest on problem debt securities when management believes the likelihood of collection of interest is doubtful.

Collateralized Mortgage Obligations

Included in the company's total collateralized mortgage obligations ("CMOs") balances were the following categories of residential CMOs:

(Millions)                                  September 30, 1996              December 31, 1995
___________________________________________________________________      _______________________
                                         Fair             Amortized      Fair         Amortized
                                         Value              Cost         Value          Cost
                                         _________        _________      _________    _________

Total CMOs (1)                           $ 2,691.5        $ 2,640.8      $ 3,073.9    $ 2,866.5
                                         _________        _________      _________    _________
                                         _________        _________      _________    _________
Percentage of total CMOs:
  Sequential and planned
    amortization class bonds                  68.5%                           75.9%
  Z-tranches                                  17.5                            15.8
  Subordinated tranches                        8.3                             3.3
  Interest-only strips and
    principal-only strips                      3.9                             3.3
  Other                                        1.8                             1.7
                                         _________                       _________
                                             100.0%                          100.0%
                                         _________                       _________
                                         _________                       _________

(1)  At September 30, 1996 and December 31, 1995, approximately 71% and 70%, respectively, of the company's CMO holdings were collateralized by residential mortgage loans, on which the timely payment of principal and interest is backed by specified government agencies (e.g., GNMA, FNMA, FHLMC).

The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates whereby the value of the CMOs would be subject to variability based on the repayment of principal from the underlying mortgages earlier or later than originally anticipated. The various categories of CMOs are subject to different degrees of risk from changes in interest rates and defaults (for non-agency-backed bonds). Sequential and planned amortization class bonds are subject to less prepayment and extension risk than other CMO instruments. Interest-only strips ("IOs") receive payments of interest and principal-only strips ("POs") receive payments of principal on the underlying pool of residential mortgages. The company has mitigated the risks associated with holding IOs and POs by holding positions in both types of instruments such that exposure from significant changes in interest rates is reduced. Z-tranches receive principal payments from the underlying mortgage pool only after all other priority classes have been fully or substantially paid. Subordinated tranches are subject to more credit risk, but less prepayment and extension risk than other CMO tranches.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Mortgage Loans

During the first nine months of 1996, the mortgage loan portfolio was reduced 14% to $7.2 billion, net of impairment reserves. The company's total mortgage loan investments, net of impairment reserves, supported the following types of business:

                                      September 30,            December 31,
(Millions)                                 1996                    1995
___________________________________________________________________________

Supporting discontinued products      $ 2,975.9                $ 3,388.6
Supporting experience rated products    2,547.1                  3,013.4
Supporting remaining products           1,648.6                  1,925.2
                                      __________________________________
   Total mortgage loan investments    $ 7,171.6                $ 8,327.2
                                      __________________________________
                                      __________________________________

During the first nine months of 1996, the company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The principal balance of mortgage loans decreased $1.4 billion since December 31, 1995 primarily reflecting the effect of repayments of maturing loans, loan prepayments and foreclosures.

Loans with a principal balance of $182 million and collateral with a fair market value of $71 million were foreclosed upon in the first nine months of 1996. Additional loans with a principal balance of $125 million were in the process of foreclosure at September 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Problem, Restructured and Potential Problem Loans

Included in the company's total mortgage loan balances were the following categories of mortgage loans:

(Millions)                                                     September 30, 1996
_________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans      Total
                                       _____________       ____________      _____________      _____

Total                                  $  466.7 (1)        $  422.2          $  584.6           $1,473.5
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         42.3%               59.4%             51.0%
  Supporting experience rated products     40.0                23.3              35.8
  Supporting remaining products            17.7                17.3              13.2
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Specific impairment reserves on
 loans (2)                                                                                      $  222.2
                                                                                                ________
                                                                                                ________

Specific impairment reserves as a
 percentage of total                                                                                15.1%
                                                                                                ________
                                                                                                ________

                                                               December 31, 1995
_________________________________________________________________________________________________________
                                                           Restructured      Potential
                                       Problem Loans       Loans             Problem Loans      Total
                                       _____________       ____________      _____________      _____

Total                                  $  160.3            $  514.1          $  839.1           $1,513.5
                                       ________            ________          ________           ________
                                       ________            ________          ________           ________
Percentage of total:
  Supporting discontinued products         22.6%               50.9%             54.3%
  Supporting experience rated products     51.8                35.5              29.1
  Supporting remaining products            25.6                13.6              16.6
                                       ________            ________          ________
                                          100.0%              100.0%            100.0%
                                       ________            ________          ________
                                       ________            ________          ________
Specific impairment reserves on
 loans (2)                                                                                      $  361.2
                                                                                                ________
                                                                                                ________

Specific impairment reserves as a
 percentage of total                                                                                23.9%
                                                                                                ________
                                                                                                ________

(1) The increase in problem loans from December 31, 1995 to September 30, 1996 includes
    $191 million related to one mortgage loan where the borrower has declared bankruptcy.
    No specific reserve has been established for this loan because the loan is well secured, and the company does not anticipate any future losses.

(2) See Note 7 of Condensed Notes to Financial Statements for further disclosures related to mortgage loan impairment reserves.

"Problem loans" are defined to be loans with payments over 60 days past due, loans on properties in the process of foreclosure, loans on properties involved in bankruptcy proceedings and loans on properties subject to redemption.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

"Restructured loans" are loans whose original contract terms have been modified to grant concessions to the borrower and are currently performing pursuant to such modified terms.
Restructured loans that have a market rate of interest at the time of the restructure (which represents the interest rate the company would charge for a new loan with comparable risk) and demonstrate sustainable performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms) may be returned to performing status.
(See Aetna Services' 1995 Annual Report for a description of the company's restructuring program.)

"Potential problem loans" include all loans which are performing pursuant to existing terms and are considered likely to become classified as problem or restructured loans. Such loans are identified through the portfolio review process on the basis of known information about the ability of borrowers to comply with present loan terms. Identifying such potential problem loans requires significant judgment as to likely future market conditions and developments specific to individual properties and borrowers. Provision for losses that management believes are likely to arise from such potential problem loans is included in the specific impairment reserves. (See Note 7 of Condensed Notes to Financial Statements for a discussion of mortgage loan impairment reserves.)

The company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of such problem and restructured loans outstanding at September 30 and the portion thereof actually recorded as income were as follows:

                                       Three Months Ended     Nine Months Ended
                                          September 30,          September 30,
                                       __________________     __________________
(Millions)                             1996       1995        1996       1995
_________________________________________________________     __________________

Income which would have been
 recorded under original terms
 of loans                              $  23.4    $  21.7     $  70.4    $  66.0

Income recorded                           15.0       12.6        49.8       38.6
                                       _______    _______     _______    _______

Lost investment income                 $   8.4    $   9.1     $  20.6    $  27.4
                                       _______    _______     _______    _______
                                       _______    _______     _______    _______

Lost investment income allocated to
 investments supporting discontinued
 products (included above)             $   2.8    $   3.8     $   9.6    $  10.3
                                       _______    _______     _______    _______
                                       _______    _______     _______    _______

Lost investment income allocated to
 investments supporting experience
 rated pension products
 (included above)                      $   4.1    $   3.5     $   8.0    $  11.5
                                       _______    _______     _______    _______
                                       _______    _______     _______    _______

Lost investment income allocated to
 investments supporting remaining
 products (included above)             $   1.5    $   1.8     $   3.0    $   5.6
                                       _______    _______     _______    _______
                                       _______    _______     _______    _______

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Real Estate

The company's equity real estate balances, net of write-downs and reserves, were as follows:

(Millions)                                                   September 30, 1996
________________________________________________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________

Total equity real estate               $  162.5                 $  938.6 (1)        $ 1,101.1
                                       ________                 ________            _________
                                       ________                 ________            _________
Percentage of total equity real
  estate:
  Supporting discontinued products         22.9%                    59.9%
  Supporting experience rated products      8.3                     23.2
  Supporting remaining products            68.8                     16.9
                                       ________                 ________
                                          100.0%                   100.0%
                                       ________                 ________
                                       ________                 ________

                                                             December 31, 1995
                                       _________________________________________________________
                                       Investment               Properties          Total Equity
                                       Real Estate              Held for Sale       Real Estate
                                       ___________              _____________       ____________

Total equity real estate               $  153.0                 $1,124.3 (1)        $ 1,277.3
                                       ________                 ________            _________
                                       ________                 ________            _________
Percentage of total equity real
  estate:
  Supporting discontinued products          7.5%                    55.5%
  Supporting experience rated products      7.8                     29.2
  Supporting remaining products            84.7                     15.3
                                       ________                 ________
                                          100.0%                   100.0%
                                       ________                 ________
                                       ________                 ________

(1) Includes $133.4 million and $190.4 million of in-substance foreclosures at September 30, 1996 and December 31, 1995, respectively. (See Aetna Services' 1995 Annual Report for further discussion of in-substance foreclosures.)

Real estate which the company has the intent to hold for the production of income is classified as investment real estate.
Investment real estate is carried at depreciated cost plus capital additions, net of impairment write downs.

All real estate acquired through foreclosure, including in-substance foreclosures, is classified as properties held for sale. The fair value at foreclosure is established as the new cost basis for these assets, which are carried at the lower of cost or fair value less estimated selling costs. As a result of adopting FAS No. 121 on January 1, 1996, the company no longer depreciates properties held for sale. Adjustments to the carrying value of properties held for sale are recorded in a valuation reserve when the fair value less estimated selling costs is below cost. Fair value is generally determined using a discounted future cash flow analysis in conjunction with comparable sales information. Property valuations are reviewed regularly by investment management. The company intends to sell a significant amount of the properties held for sale over the next one to two years, real estate and capital market conditions permitting.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Foreclosed real estate classified as properties held for sale was carried at 63% and 61% of the company's cash investment (unpaid mortgage balance plus capital additions) at September 30, 1996 and December 31, 1995, respectively. Net investment income included $33 million and $104 million (pretax) from the net operations of properties held for sale for the three and nine months ended September 30, 1996, respectively.

Real Estate Write-Downs and Valuation Reserves

Total real estate write-downs and valuation reserves on properties included in the company's equity real estate balances were as follows:

                                            September 30,      December 31,
(Millions)                                      1996               1995
___________________________________________________________________________

Allocable to discontinued products          $  341.3           $  381.0
Allocable to experience rated products         124.5              208.2

Allocable to remaining products                111.5               96.8
                                            ________           ________
   Total real estate write-downs and
     valuation reserves                     $  577.3 (*)       $  686.0
                                            ________           ________
                                            ________           ________

(*) As a result of the adoption of FAS No. 121, valuation reserves at January 1, 1996 were increased by $52.9 million in connection with the reversal of previously recorded accumulated depreciation related to properties held for sale.  The adoption of
    FAS No. 121 resulted in an immaterial impact on results of operations.

For the periods shown below, total after-tax net realized capital
(gains) losses from real estate write-downs and changes in the valuation reserves were as follows:

                                              Three Months Ended         Nine Months Ended
                                                 September 30,              September 30,
                                              ___________________        ___________________
(Millions)                                    1996        1995           1996        1995
____________________________________________________________________________________________

Allocable to discontinued products (1)        $     -     $  13.0        $  (3.0)    $  13.0
Allocable to experience rated products (2)          -           -             .1           -

Allocable to remaining products                     -           -           16.2           -

(1)  Write-downs and impairment expense allocable to discontinued products are charged against the reserve for future losses and do not affect the company's results of operations.

(2)  Write-downs and impairment expense allocable to experience rated products do not affect the company's results of operations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Use of Derivatives and Other Investments

The company's use of derivatives is limited to hedging activity and has principally consisted of using foreign exchange forward contracts, futures and forward contracts and interest rate swap agreements to hedge interest rate, price and currency risks. These instruments, viewed separately, subject the company to varying degrees of market and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall market risk. Market risk is the possibility that future changes in market prices may decrease the market value of one or all of these financial instruments. Credit risk arises from the potential inability of counterparties to perform under the terms of the contracts. Management does not believe that its current hedging activity will have a material effect on the company's liquidity or results of operations. (See Note 10 of Condensed Notes to Financial Statements for a discussion of the company's hedging activities.)

The company also had investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short term or long term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities included in the debt securities portfolio as of September 30, 1996 was as follows:

                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________

Collateralized mortgage obligations:                 $ 2,640.8      $ 2,691.5
  Interest-only strips (included above)                   37.2           50.4
  Principal-only strips (included above)                  46.1           54.7
Structured notes (1)                                     114.5          117.5

(1) Represents nonleveraged instruments whose fair values and credit risk are based on underlying securities, including fixed-income securities and interest rate swap agreements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Financings and Financing Capacity

Cash and cash equivalents at September 30, 1996 and December 31, 1995 were $2.2 billion and $1.7 billion, respectively.

The company's short-term and long-term borrowings and financings are conducted through Aetna Services or other subsidiaries and are fully and unconditionally guaranteed by Aetna Inc. See Note 8 of Condensed Notes to Financial Statements.

Short-term borrowings are used from time to time to provide for timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding during the first nine months of 1996 was $1.5 billion. In the third quarter of 1996, the company utilized funds made available from the issuance of $1.4 billion of commercial paper to fund a portion of the cash consideration paid in connection with the U.S. Healthcare merger.

On August 19, 1996, Aetna Services issued $300,000,000 of 6.75% Notes due 2001; $350,000,000 of 7.125% Notes due 2006; $450,000,000 of
7.625% Debentures due 2026; and $300,000,000 of 6.97% Debentures due 2036 (putable at par in 2004). The company utilized the net proceeds from these securities to re-finance its outstanding short-term borrowings.

Subsequent to September 30, 1996, the company reduced from $2.5 billion to $1.5 billion, the aggregate amount of its revolving credit facility with a worldwide group of banks. The facility terminates in June 2001. No amounts are outstanding under the facility. (See Note 8 of Condensed Notes to Financial Statements.)

Pursuant to shelf registration statements declared effective by the SEC, the company may offer and sell through Aetna Services up to an additional $600 million of debt securities and up to an additional $225 million of preferred securities of a subsidiary.

Restrictions on Certain Payments by the Company

The company's business operations are conducted through Aetna Services and U.S. Healthcare and their respective subsidiaries (which principally consist of HMO and insurance companies). In addition to general state law restrictions on payment of dividends and other distributions to shareholders applicable to all corporations, HMO and insurance companies are subject to further state regulations that, among other things, may require such companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions to their parent corporations. These regulations are not directly applicable to Aetna Services, U.S. Healthcare, or the company, as none are an HMO or insurance company. The additional regulations applicable to the company's indirect HMO and insurance company subsidiaries are not expected to affect the ability of the company to pay dividends, or the ability of any of the company's subsidiaries to service their outstanding debt or preferred stock obligations.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)
___________________________________________

Ratings

In July 1996, Standard & Poor's Corporation, Moody's Investors Service, Inc. and Duff & Phelps Credit Rating Company affirmed the senior debt and commercial paper ratings of the company and removed the company's ratings from credit watch. Standard & Poor's Corporation announced on July 16, 1996 that it had lowered the claims paying rating of Aetna Life Insurance Company, a wholly-owned subsidiary of the company, from A+ to A and had lowered the claims paying rating of Aetna Life Insurance and Annuity Company, a wholly-owned subsidiary of the company, from AA to AA-.

Dividends

On September 27, 1996, the Board of Directors of Aetna Inc. (the "Board") declared a quarterly dividend of $.20 per share of common stock and $1.18945 per share of 6.25% Class C Voting Preferred Stock to shareholders of record at the close of business on October 25, 1996, payable November 15, 1996.

New Accounting Pronouncements
_____________________________

See Note 3 of Condensed Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Federal Employee Benefit Regulation
___________________________________

The company provides a variety of products and services to employee benefit plans that are covered by the Employee Retirement Income
Security Act of 1974 ("ERISA").

In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to the nonguaranteed portion of a group pension contract issued to the plan were "plan assets" for purposes of ERISA and that the insurance company was an ERISA fiduciary with respect to those assets. In reaching its decision, the Court declined to follow a 1975 Department of Labor ("DOL") interpretive bulletin that had suggested that insurance company general account assets were not plan assets.

Congress recently enacted the Small Business Job Protection Act (the "Act"), which, among other matters, created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under previously existing nonguaranteed contracts based on claims that those assets are plan assets. The Act also requires the DOL to issue regulations addressing ERISA's application to the general account assets of insurers attributable to existing nonguaranteed contracts and such contracts issued through the end of 1998 (insurers will have eighteen months to comply with the regulations once they are issued). The Act does not address how ERISA may apply to assets attributable to the nonguaranteed portion of contracts issued after 1998, and the company and other insurers continue to seek clarification from the DOL of these matters. As a result, the company is not currently able to predict how these matters may ultimately affect its businesses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Forward-Looking Information
___________________________

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The company desires to take advantage of the "safe harbor" provisions of the Act. Certain information contained herein is forward looking, particularly the information that appears under the heading "Outlook" in the discussion of Aetna U.S. Healthcare results. Those matters are subject to significant uncertainties and contingencies, many of which are beyond the control of the company and may be affected by, among other important factors: (i) governmental action (including downward adjustments to Medicare and other premium rates) or business conditions (including intensification of competition) and other factors resulting in premiums not increasing sufficiently to offset increases in medical costs and other operating costs; (ii) termination of provider contracts or renegotiation thereof at less cost-effective rates or terms of payment; (iii) price increases in pharmaceuticals, durable medical equipment and other covered items; (iv) governmental regulation of premium increases or prospective or retroactive reductions to premium rates for federal employees; (v) the selection by employers and individuals of higher copayment/deductable/coinsurance plans with relatively lower premiums; and (vi) the impact upon medical loss ratio of greater net enrollment in higher medical loss ratio lines of business such as Medicare and Medicaid. For information regarding additional factors that may affect the company's health and other businesses see the company's Form S-4 registration statement related to the merger with U.S. Healthcare, and the prior SEC filings of Aetna Services and U.S. Healthcare, including their 1995 Form 10-Ks and Annual Reports.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

The company is involved in numerous lawsuits arising, for the most part, in the ordinary course of its business operations including litigation in its health business concerning benefit plan coverage and other decisions made by the company, and alleged medical malpractice by participating providers. While the ultimate outcome of litigation against the company cannot be determined at this time, after consideration of the defenses available to the company and any related reserves established, it is not expected to result in liability for amounts material to the financial condition of the company, although it may adversely affect results of operations in future periods.

Item 4.  Submission of Matters to a Vote of Security Holders.

Aetna Services, Inc. (formerly Aetna Life and Casualty Company):

(a)  A Special Meeting of Shareholders of Aetna Services, Inc.
     was held on Thursday, July 18, 1996.

(b)  Directors Elected at the Meeting:  None.

(c)  Other matters voted upon:

                                          Votes          Votes                               Broker
                                          For            Against           Abstain           Non-Votes
                                          _____          _______           _______           _________

(1) Approval and adoption of an
     Agreement and Plan of Merger,
     dated as of March 30, 1996, as
     amended, by and among Aetna Life
     and Casualty Company, U.S.
     Healthcare, Inc., Aetna Inc., New
     Merger Corporation and Antelope
     Sub., Inc. and the transactions
     contemplated thereby.                 85,409,279     10,030,420          465,730         0

(2) Approval and adoption of the
     Aetna Inc. 1996 Stock
     Incentive Plan.                       77,896,570     15,838,003        2,170,856         0

(3) Approval and adoption of the
     Aetna Inc. Annual Incentive Plan.     88,464,326      6,583,862          857,241         0

(4) Approval of the assumption by
     Aetna Inc. of Aetna Life and
     Casualty Company's Non-Employee
     Director Deferred Stock and
     Deferred Compensation Plan.           87,534,754      7,406,119          964,556         0

(5) Approval and adoption of a new
     Aetna Life and Casualty
     Company Certificate of
     Incorporation in connection
     with its reincorporation as a
     general business corporation,
     the surrender of its license as
     an insurance company in Connecticut
     and the related change of its name
     to Aetna Services Inc., as well
     as a change of the par  value of
     its Common Capital Stock to $.01.     91,734,302      3,509,139          661,988         0


Item 4.  Submission of Matters to a Vote of Security Holders.
        (Continued)

U.S. Healthcare, Inc:

(a)  A Special Meeting of Shareholders of U.S. Healthcare, Inc.
     was held on Thursday, July 18, 1996.

(b)  Directors Elected at the Meeting:

                                          Votes          Votes             Broker
                                          For            Withheld          Non-Votes
                                          _____          ________          _________

David B. Soll, M.D.                       818,854,900    415,371           0
Timothy T. Weglicki                        97,747,128    413,993           0

Such persons and Leonard Abramson, Betsy Z. Cohen, Jerome S. Goodman, and Allen Misher, Ph.D. continued as directors following the meeting and until the merger on July 19, 1996 pursuant to which U.S.
Healthcare, Inc. became a wholly owned subsidiary of the company.

(c)  Other Matters voted upon:

                                          Votes          Votes                               Broker
                                          For            Against           Abstain           Non-Votes
                                          _____          _______           _______           _________

(1) Approval and adoption of an
     Agreement and Plan of Merger,
     dated as of March 30, 1996, as
     amended, by and among Aetna Life
     and Casualty Company, U.S.
     Healthcare, Inc., Aetna Inc., New
     Merger Corporation and Antelope
     Sub., Inc. and the transactions
     contemplated thereby.                811,173,171     1,138,622          199,699         6,758,779

(2) Approval and adoption of
     the Aetna Inc. 1996 Stock
     Incentive Plan.                      797,980,654    12,338,662        2,299,371         6,651,584

(3) Approval and adoption of the
     Aetna Inc. Annual Incentive Plan.    808,896,321     1,411,716        2,310,549         6,651,585

(4) Approval of the assumption by
     Aetna Inc. of Aetna Life and
     Casualty Company's Non-Employee
     Director Deferred Stock and
     Deferred Compensation Plan.          808,425,919     1,624,736        2,568,031         6,651,585

Item 5.  Other Information.

(a)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                          Nine Months Ended              Years ended December 31,
                                                                   ____________________________________
                                          September 30, 1996       1995    1994    1993    1992    1991
                                          ____________________     ____    ____    ____    ____    ____

Ratio of Earnings to Fixed Charges         4.05                     4.97    4.74    (a)     1.90     .54(b)
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends     3.66                     4.97    4.74    (a)     1.90     .54(b)

(a) The company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.
(b) Earnings were inadequate to cover fixed charges by $92.0 million in 1991.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 11 of Notes to Financial Statements in Aetna Services' 1995 Annual Report.) For the years ended December 31, 1995, 1994, 1993, 1992 and 1991 there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    (3)     Articles of Incorporation and By-Laws.

    (3.1)   Aetna Inc. Amended and Restated Certificate of
            Incorporation, incorporated herein by reference to the company's Registration Statement on Form S-4 (File No. 333-5791) filed on June 12, 1996.

    (3.2) Aetna Inc. Bylaws, incorporated herein by reference to the company's Registration Statement on Form S-4 (File No. 333-5791) filed on June 12, 1996.

    (4) Instruments defining the rights of Security Holders, including indentures.

    (4.1) Senior Indenture, dated July 1, 1996, between the Company, Aetna Services, Inc. (formerly Aetna Life and Casualty Company), and State Street Bank and Trust Company of Connecticut, National Association, as Trustee.

    (4.2) Form of Subordinated Indenture between Aetna Services, Inc., Aetna Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (including the forms of Subordinated Debt Securities and Subordinated Debt Guarantees), incorporated herein by reference to the company's and Aetna Services, Inc.'s Registration Statement on
            Form S-3 (File No. 333-07167) filed on June 28, 1996.

    (4.3)   Designations, Rights and Preferences of 6.25% Class C
            Voting Preferred Stock, incorporated herein by reference to the company's 8-K filed on July 26, 1996.

    (4.4) Aetna Inc. Rights Agreement, incorporated herein by reference to the company's 8-K filed on July 26, 1996.

    (4.5) Indenture, dated as of October 15, 1986, between Aetna Services, Inc. and The First National Bank of Boston,
            Trustee, incorporated herein by reference to Aetna
            Services, Inc.'s 1992 Form 10-K.

    (4.6)   First Indenture Supplement, dated as of August 1,
            1996, to Indenture, dated as of October 15, 1986, between Aetna Services, Inc. and State Street Bank and Trust Company, as Successor Trustee.

    (4.7) Indenture, dated as of August 1, 1993, between Aetna Services, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, incorporated herein by reference to Aetna Services, Inc.'s Registration Statement on Form S-3 (File No. 33-50427).

    (4.8) First Indenture Supplement, dated as of August 1, 1996, to the Indenture dated as of August 1, 1993 between Aetna Services, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee.

    (4.9) Written Action, dated as of November 15, 1994, establishing the terms of Series A Preferred Securities of Aetna Capital L.L.C., incorporated herein by reference to Aetna Services, Inc.'s Form 8-K filed on November 22, 1994.

    (4.10) Subordinated Indenture, dated as of November 1, 1994, between Aetna Services, Inc. and The First National Bank of Chicago, as Trustee, incorporated herein by reference to Aetna Services, Inc.'s Form 8-K filed on November 22, 1994.

    (4.11)  First Indenture Supplement, dated as of August 1,
            1996, to the Indenture, dated as of November 1, 1994, between Aetna Services, Inc. and The First National
            Bank of Chicago, as Trustee.

    (4.12) Payment and Guarantee Agreement, dated November 22, 1994, of Aetna Services, Inc. with respect to Aetna Capital L.L.C., incorporated herein by reference to Aetna Services, Inc.'s Form 8-K filed on November 22, 1994.

    (4.13) Payment and Guarantee Agreement, dated as of August 1, 1996, of Aetna Inc. with respect to Aetna Capital
            L.L.C.

    (4.14)  Amendment No. 1, dated as of August 1, 1996, to the
            Fiscal Agency Agreement, dated as of July 17, 1986, between Aetna Services, Inc. and State Street Bank and Trust Company, as successor Fiscal Agent.

    (10)    Material Contracts.

    (10.1) Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and Joseph
            Sebastianelli.**

    (10.2) Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and Michael
            Cardillo.**

    (10.3) Stock Purchase Agreement, dated as of November 28, 1995, between The Travelers Insurance Group Inc. and Aetna Services, Inc. relating to the purchase and sale of 100% of the Common Stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K.

    (10.4) Letter Agreement, dated as of January 19, 1995, between Aetna Services, Inc. and Richard L. Huber, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K.**

    (10.5) Employment Agreement, dated as of January 29, 1996, between Aetna Services, Inc. and Ronald E. Compton, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K.**

    (10.6) Employment Agreement, dated as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K.**

    (10.7) Letter Agreement, dated as of January 31, 1996, between Aetna Services, Inc. and The Travelers
            Insurance Company Group Inc., incorporated herein by reference to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

    (10.8)  Amendment, dated as of April 2, 1996, to Stock
            Purchase Agreement, dated as of November 28, 1995, between Aetna Services, Inc. and The Travelers
            Insurance Group Inc., incorporated herein by reference to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

    (10.9)  Registration Rights Agreement, dated as of March 30,
            1996, between the company and Leonard Abramson, incorporated herein by reference to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

    (10.10) Amendment No. 1, dated as of May 30, 1996, to the
            Registration Rights Agreement, dated as of March 30, 1996, between the company and Leonard Abramson, incorporated herein by reference to the company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

    (10.11) Amended and Restated Agreement, dated as of May 30,
            1996, between the company and Leonard Abramson, incorporated herein by reference to the company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

    (10.12) The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to the company's Registration
            Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

    (10.13) The Aetna Inc. Annual Incentive Plan, incorporated herein by reference to the company's Registration
            Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

    (10.14) The Aetna Inc. Non-Employee Director Deferred Stock and Deferred Compensation Plan, incorporated herein by reference to the company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

    (10.15) The Supplemental Incentive Savings Plan for Certain
            Employees of Aetna Services, Inc.

    (10.16) The Supplemental Pension Benefit Plan for Certain
            Employees of Aetna Services, Inc.

    (10.17) Amendment No. 1, dated March 1, 1996 to Letter
            Agreement, dated January 19, 1995, between Aetna Services, Inc. and Richard L. Huber, incorporated herein by reference to the company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

    (10.18) Amended and Restated U.S. Healthcare, Inc. Savings
            Plan, incorporated herein by reference to U.S.
            Healthcare, Inc.'s 1995 Form 10-K filed on March 25,
            1996.

    (10.19) Amended and Restated Pension Plan for Employees of
            U.S. Healthcare, Inc., incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.

    (10.20) Split Dollar Insurance Agreement, dated as of February
            1, 1990, among Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement, dated as of February 1, 1990, among Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.

    (10.21) Split Dollar Insurance Agreement, dated as of January
            21, 1991, among Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement, dated as of January 21, 1991, among Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc., incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.

    (10.22) Description of Deferred Compensation Plan, incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.

    (10.23) Voting Agreement, dated as of March 30, 1996, among
            Leonard Abramson, Aetna Life Insurance Company and Aetna Life Insurance and Annuity Company, incorporated herein by reference to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

    (10.24) Agreement and Plan of Merger, dated as of March 30,
            1996, among Aetna Services, Inc, U.S. Healthcare, Inc., the company, Antelope Sub, Inc. and New Merger Corporation, incorporated herein by reference to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

    (10.25) Amendment No. 1, dated as of May 30, 1996, to the
            Agreement and Plan of Merger, dated as of March 30, 1996, among Aetna Services, Inc., U.S. Healthcare, Inc., the company, Antelope Sub. Inc. and New Merger Corporation, incorporated herein by reference to the company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

    (10.26) Amendment No. 1, dated as of May 30, 1996, to the
            Voting Agreement, dated as of March 30, 1996, among Leonard Abramson, Aetna Life Insurance Company and Aetna Life Insurance and Annuity Company, incorporated herein by reference to the company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

    (10.27) Aetna Services, Inc. $2.5 billion Credit Facility, incorporated herein by reference to Aetna Services, Inc.'s Report on Form 8-K filed on July 16, 1996.

    Description of certain arrangements not embodied in formal documents, as described under the heading "Management - Compensation of Directors", incorporated by reference to the company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996, and under the caption "Executive Compensation," incorporated herein by reference to the Aetna Services, Inc. 1996 Proxy Statement.

    (12)    Statement Re Computation of Ratios.

    (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended
            September 30, 1996 and for the years ended
            December 31, 1995, 1994, 1993, 1992 and 1991.

    (15)    Letter Re Unaudited Interim Financial Information.

    (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 23, 1996.

    (27)    Financial Data Schedule.

    (99)    Additional Exhibits.

    (99.1)  Consent of Leonard Abramson.

       **Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    Aetna Life and Casualty Company filed a report on Form 8-K on July 16, 1996, relating to changes in certain of its subsidiaries' ratings and a $2.5 billion Credit Agreement, dated as of June 28, 1996, among Aetna Life and Casualty Company, as Borrower, Aetna Inc., as Guarantor, The Banks listed therein and Morgan Guaranty Trust Company of New York, as Administrative Agent.

    The company filed a report on Form 8-K on July 26, 1996, relating to the merger with U.S. Healthcare, Inc. including certain financial statements of Aetna Services, Inc. and U.S. Healthcare, Inc., an unaudited consolidated balance sheet at June 30, 1996 of Aetna Inc., and unaudited condensed consolidated pro forma financial statements of Aetna Inc. for the six and twelve months ended June 30, 1996 and December 31, 1995, respectively.

    The company filed a report on Form 8-K on August 12, 1996, relating to the consent of Leonard Abramson, dated August 8, 1996.

    The company filed a report on Form 8-K on August 15, 1996, relating to the Pricing Agreement, dated August 14, 1996, to issue and sell certain debt securities.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                              Aetna Inc.
                                       _______________________
                                       (Registrant)


Date  October 25, 1996      By   /s/   Robert J. Price
                                ______________________________
                                       (Signature)

                                      Robert J. Price
                                      Vice President
                                      and Corporate Controller
                                      (Chief Accounting Officer)