Form 10-K
period 1996-12-31
AETNA INC
filed 1997-02-28
CIK 1013761

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                          Commission file number 1-11913

                                    Aetna Inc.
                                    __________
          (Exact name of registrant as specified in its charter)

          Connecticut                              02-0488491
_______________________________                 _____________________
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation)                                   Identification No.)

     151 Farmington Avenue,
     Hartford, Connecticut                         06156
_______________________________                 _____________________
     (Address of principal                       (ZIP Code)
       executive offices)

Registrant's telephone number, including area code: (860) 273-0123 Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange on
       Title of each class                     which registered
       ___________________                  _________________________

Common Stock $.01 par value                 New York Stock Exchange

6.25% Class C Voting Mandatorily            New York Stock Exchange
  Convertible Preferred Stock
  $.01 par value

9 1/2% Cumulative Monthly Income            New York Stock Exchange
  Preferred Securities, Series A
  (issued by a subsidiary)

6 3/8% Notes due August 15, 2003            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

_____________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X     No _____
                                                _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in
definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1997 was $12,519,793,850.

As of January 31, 1997, 149,772,274 shares of the registrant's
Common Stock $.01 par value were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1996 annual report to shareholders
(the "Annual Report").  (Parts I, II and IV)

Portions of the registrant's proxy statement to be filed on or about March 21, 1997 (the "Proxy Statement"). (Parts III and IV)

                        TABLE OF CONTENTS

                                                                          Page
                                                                          ____

PART I

Item  1.   Business.
           A.  Organization of Business                                      3
           B.  Financial Information about Industry Segments                 4
           C.  Description of Industry Segments
               1.  Aetna U.S. Healthcare                                     4
               2.  Aetna Retirement Services                                14
               3.  International                                            18
               4.  Large Case Pensions                                      20
               5.  General Account Investments                              22
               6.  Other Matters
                   a.  Regulation                                           23
                   b.  NAIC IRIS Ratios                                     26
                   c.  Ratios of Earnings to Fixed Charges and Earnings
                       to Combined Fixed Charges and Preferred Stock
                       Dividends                                            26
                   d.  Trademarks                                           27
                   e.  Miscellaneous                                        27
Item  2.   Properties.                                                      28
Item  3.   Legal Proceedings.                                               28
Item  4.   Submission of Matters to a Vote of Security Holders.             28
Executive Officers of Aetna Inc.                                            29

PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.                                             31
Item  6.   Selected Financial Data.                                         31
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                             31
Item  8.   Financial Statements and Supplementary Data.                     31
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.                             31

PART III

Item 10.   Directors and Executive Officers of the Registrant.              32
Item 11.   Executive Compensation.                                          32
Item 12.   Security Ownership of Certain Beneficial Owners and Management.  32
Item 13.   Certain Relationships and Related Transactions.                  32

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.                                                     32
Index to Financial Statement Schedules                                      38
Signatures                                                                  58

PART I

Item 1.  Business.

A.  Organization of Business

Aetna Inc. and its subsidiaries (collectively, the "Company") constitute the nation's largest health benefits company, based on membership, and one of the nation's largest insurance and financial services organizations centered around three core businesses: health care, retirement services and international.

Aetna Inc., a Connecticut corporation, became the parent corporation of Aetna Services, Inc. ("Aetna Services") (formerly Aetna Life and Casualty Company) and U.S. Healthcare, Inc. ("U.S. Healthcare") as a result of the merger transaction on July 19, 1996. The merger has been accounted for as a purchase of U.S. Healthcare. The Company's consolidated results of operations include the results of Aetna Services and, from the date of the merger, the results of U.S. Healthcare. (See Note 2 of Notes to Financial Statements in the Annual Report.)

On April 2, 1996, the Company sold its property-casualty operations ("Discontinued Operations") to an affiliate of The Travelers
Insurance Group Inc. ("Travelers").  (See Note 3 of Notes to
Financial Statements in the Annual Report.)

The Company's business operations are conducted in the following segments: Aetna U.S. Healthcare, Aetna Retirement Services,
International and Large Case Pensions. The principal products included in such segments are:

Aetna U.S. Healthcare:
     Health products (including health maintenance organization, point-of-service, preferred provider organization and indemnity products)
     Group life and disability insurance
     Long-term care insurance

Aetna Retirement Services:
     Financial services
     Individual life insurance

International:
     Life and health insurance and financial services

Large Case Pensions:
     Retirement products (including pension and annuity products) for primarily defined benefit and defined contribution plans

In addition to the above, the Corporate segment includes interest expense and corporate expenses not directly related to the Company's business segments, such as staff area expenses, advertising and contributions.

B.  Financial Information about Industry Segments

Revenue, income from continuing operations before income taxes, income from continuing operations, income (loss) from Discontinued Operations, net of tax, net income, and assets, by industry segment are set forth in Note 17 to the Financial Statements, which is incorporated herein by reference to the Annual Report. Revenue and income from continuing operations before extraordinary item and cumulative effect adjustments, attributable to each industry segment are incorporated herein by reference to the Selected Financial Data in the Annual Report.

Certain reclassifications have been made to 1995 and 1994 financial information to conform to 1996 presentation.

C.  Description of Industry Segments

1.  Aetna U.S. Healthcare

Products and Services
_____________________

Aetna U.S. Healthcare provides a full spectrum of health products (managed care and indemnity) and group insurance products (life, disability and long-term care) on both an insured and an employer-funded basis. Under insured plans, the Company assumes all or a majority of health care cost, utilization, mortality, morbidity or other risk depending on the product. Under employer-funded plans, the customer, and not the Company, assumes all or a majority of these risks.

Aetna U.S. Healthcare consists of the Health Risk business and the Group Insurance and Other Health business.

Health products include health maintenance organization, point-of-service, preferred provider organization and indemnity products.
The Health Risk business includes such health products offered on an insured basis.

The Group Insurance and Other Health business includes group life and disability insurance, long-term care insurance and all health products offered on an employer-funded basis.

The following table summarizes premiums and fees and other income for the Health Risk and Group Insurance and Other Health businesses:

(Millions)                                          1996           1995          1994
                                                    ____           ____          ____
Health Risk                                         $ 6,749.5      $ 4,960.9     $ 4,577.8
Group Insurance and Other Health                      2,511.6        2,301.1       2,230.9
                                                    _________      _________     _________
    Total Aetna U.S. Healthcare                     $ 9,261.1*     $ 7,262.0     $ 6,808.7
                                                    _________      _________     _________
                                                    _________      _________     _________

U.S. Healthcare Pre Merger (historical amounts)     $ 2,384.7**    $ 3,542.1     $ 2,920.4
                                                    _________      _________     _________
                                                    _________      _________     _________

*  Includes U.S. Healthcare premiums and fees and other income from July 19, 1996 through
   December 31, 1996.
** Reflects premiums and fees and other income from January 1, 1996 through July 18, 1996.

Under insured plans, Aetna U.S. Healthcare charges a premium and under employer-funded plans, Aetna U.S. Healthcare charges a fee for administrative and claim services.

The principal Commercial health products offered by Aetna U.S.
Healthcare include the following:

Health Maintenance Organization ("HMO") plans offer comprehensive managed care benefits generally through participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company's HMOs, he or she selects a primary care physician ("PCP") from among the physicians participating in the Aetna U.S. Healthcare network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care including making referrals to participating network specialists. Preventive care and quality improvement are emphasized in these plans. The Company offers HMO plans with varying levels of copayments which result in different levels of premium rates. HMO plans are principally offered on an insured basis. HMO membership totaled 3.1 million and 2.8 million (on a basis consistent with 1996 reflecting the inclusion of U.S. Healthcare) as of December 31, 1996 and 1995, respectively.

Point-of-Service ("POS") plans blend the advantages of HMO and indemnity plans. Members can have comprehensive HMO-style benefits through network providers with minimum out-of-pocket expense (copayments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance, with out-of-pocket maximums. POS plans are offered on both insured and employer-funded bases. POS membership totaled 3.5 million and 2.6 million (on a basis consistent with 1996 reflecting the inclusion of U.S. Healthcare) as of December 31, 1996 and 1995, respectively.

Preferred Provider Organization ("PPO") plans offer the member flexibility in selecting any health care provider, with benefits paid at a higher level when care is received from a network provider. Health care services are typically subject to, among other things, deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. PPO plans are offered on both insured and employer-funded bases. PPO membership totaled
3.8 million and 3.9 million (on a basis consistent with 1996 reflecting the inclusion of U.S. Healthcare) as of December 31, 1996 and 1995, respectively.

Indemnity plans offer the member flexibility in selecting any health care provider for covered services. Some medical management features may be included in these plans, such as inpatient precertification, limiting payments to reasonable and customary charges and additional benefits for preventive services (e.g. cancer screening). Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. Indemnity plans are offered on both insured and employer-funded bases. Indemnity membership totaled 3.4 million and 4.1 million (on a basis consistent with 1996 reflecting the inclusion of U.S. Healthcare) as of December 31, 1996 and 1995, respectively.

In addition to Commercial health products, the Company also offers coverage for Medicare beneficiaries and individuals eligible for Medicaid benefits. Such coverages include the following:

Through contracts with the Health Care Financing Administration ("HCFA"), Aetna U.S. Healthcare HMOs offer coverage for Medicare-eligible individuals in certain geographic areas. All services must be obtained through network providers, with the exception of emergency and urgent care. Members generally receive enhanced benefits over standard Medicare fee-for-service coverage, including vision, hearing and pharmacy coverage. Such Medicare plans are offered primarily on an insured basis. Medicare membership totaled .3 million and .2 million (on a basis consistent with 1996 reflecting the inclusion of U.S. Healthcare) as of December 31, 1996 and 1995, respectively.

In addition, the Company also serves as an administrator of Medicare benefits in certain states, providing claim services for physicians, hospitals, skilled nursing facilities and home health agencies in exchange for a fee. During the third quarter of 1996, the Company announced its intent to exit this business, in part to more actively participate in offering Medicare risk insurance.
The contract with HCFA to provide these administrative services is expected to expire before the end of 1997.

The Company has contracts with certain state and local agencies to offer coverage for Medicaid-eligible individuals. Benefits are determined by the contracted agencies. Medicaid is offered on an insured basis. Medicaid membership totaled .1 million as of December 31, 1996 and 1995 (on a basis consistent with 1996 reflecting the inclusion of U.S. Healthcare).

Aetna U.S. Healthcare offers a variety of specialty health care coverages offered as either supplements to health products or as stand-alone products. Such coverages include indemnity and managed dental plans, prescription drug, vision, wellness programs, employee assistance and behavioral health services, as well as network-based workers' compensation case management services.

These specialty health coverages and services are included in either Health Risk or Group Insurance and Other Health business, with the exception of employee assistance, behavioral health and network-based workers' compensation case management services, which are only included in Group Insurance and Other Health.

Aetna U.S. Healthcare group insurance products consist primarily of the following:

Group Life Insurance consists principally of renewable term coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term coverage and spouse and dependent coverages are available. Group universal life and accidental death benefit coverages are also available. Group Life Insurance is offered on an insured basis. Group Life membership totaled 8.5 million and 8.0 million as of December 31, 1996 and 1995, respectively.

Group Disability Insurance provides coverage for disabled employees' income replacement benefits for both short-term disability and long-term disability. The Company also offers a managed disability product with additional case management features. Group disability insurance coverages are offered on both an insured and employer-funded basis. Group disability membership totaled 2.5 million and 2.2 million (on a basis consistent with 1996 reflecting the inclusion of U.S. Healthcare) as of December 31, 1996 and 1995, respectively.

Long-Term Care Insurance provides coverage for long-term care expenses in a nursing home, adult day care or home setting. Long-term care insurance is offered on an insured basis. Long-term care membership totaled .1 million as of December 31, 1996 and 1995 (on a basis consistent with 1996 reflecting the inclusion of U.S. Healthcare).

Provider Networks
_________________

General

Aetna U.S. Healthcare provides members with access to health care services through networks of independent health care providers. The Company contracts with providers to participate in its provider networks as it expands into new geographic areas or as considered necessary in order to serve members. The providers in the Company's networks are independent contractors and are neither employees or agents of the Company (a small number of provides are employed by professional corporations managed by the Company).

The HMOs operated by Aetna U.S. Healthcare most closely adhere to the individual practice model. Under the individual practice model, the HMO contracts with independent physicians who are broadly dispersed throughout a community and who care for patients in their own offices. Participating physicians generally also have patients who are not members of the Company's HMOs. In the Company's HMOs, the primary care physician plays an important role in practicing preventive medicine and acts on behalf of the HMO member to coordinate the care provided by specialist physicians, hospitals, and other health care providers.

Aetna U.S. Healthcare employs a variety of practices to help contain the cost of medical services. In addition to contracts with health care providers (discussed below), such procedures include the development and implementation of standards for the appropriate utilization of health care resources and working with health care providers to review data in order to help them improve consistency and quality.

The Company has developed contractual arrangements with providers to help control the cost of medical services. These contractual arrangements cover the majority of medical services.

At December 31, 1996, Aetna U.S. Healthcare provider networks included approximately 70,000 primary care physicians, 115,000 specialist physicians and 2,500 hospitals.

Contracting

Primary Care Physicians

Compensation by the Company's HMOs to PCPs is principally on a capitated basis, although fee-for-service contracts also exist. Under a capitation arrangement, physicians receive a monthly fixed fee for each HMO member, regardless of the medical services provided to the member. In some instances, the capitation rate is subject to adjustment based on the attainment of certain criteria including comprehensiveness of care, quality of care and utilization. This quality-based incentive program is administered via the Company's Quality Care Compensation System. In the fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon an agreed-upon fee schedule.

Hospitals

Aetna U.S. Healthcare negotiates contracts that provide for all-inclusive per diem, per case and capitated hospitalization rates, with fixed rates for ambulatory surgery and emergency room services. Certain contracted hospitals' final compensation is based upon attainment of agreed-upon quality and other measures.

Aetna U.S. Healthcare HMOs generally require precertification of elective admissions and monitoring of the length of hospital stays. Participating physicians generally admit their HMO patients to hospitals using referral procedures that direct the hospital to the Company's patient management unit, which confirms the patient's membership status while obtaining pertinent data. This unit also coordinates related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or "catastrophic" cases is provided by a special case unit.

Specialists

Specialist physicians participating in the Company's networks are generally reimbursed at contracted rates per visit or procedure.

Aetna U.S. Healthcare's HMOs have fixed-fee capitated payment arrangements for most mental health, substance abuse, laboratory, radiology, diagnostic imaging, podiatric and physical therapy services.

Integrated Delivery Systems

Aetna U.S. Healthcare continues to develop strategic relationships with national and regional Integrated Delivery Systems ("IDS") to provide comprehensive medical services. Under these arrangements, the Company's HMOs contract with an IDS for a fixed, per member fee. This fee covers most of the care required by the member which is generally delivered by the IDS and its affiliated PCPs, hospitals and specialists.

Quality Assessment

Quality assessment programs begin with the initial selection of providers. Providers wanting to participate in the Company's HMO networks must satisfy an extensive set of criteria, including licensing, hospital admission privileges, demonstrated proficiency, written references, patient access, office standards, after-hours coverage and many other factors.

Participating physicians are recertified regularly. Recertification covers many aspects of patient care including an analysis of member grievances filed with the member relations department, the transfer and termination rate of members from the practice, on-site interviews, analysis of utilization patterns, extensive member surveys and analysis of drug prescription patterns. Committees, each composed of a peer group of participating private physicians, review PCP applicants and participating PCPs being considered for recertification.

The Company also offers quality and outcome measurement and improvement programs, and health care data analysis systems for providers and purchasers of health care.

With an emphasis on quality improvement, the Company seeks accreditation for certain of its HMO plans from the National Committee for Quality Assurance ("NCQA"), a national organization established to review the quality and medical management systems of HMOs and other managed care plans. Accreditation by NCQA is a nationally recognized standard. As of December 31, 1996, a majority of the Company's HMO membership is serviced by health plans which have been granted full, three-year accreditation.

Principal Markets and Sales
___________________________

The Health Risk business is marketed in all 50 states. Total health membership is widely dispersed throughout the United States. Health Risk membership is concentrated in the Mid-Atlantic and Northeast regions where the majority of HMO members are located.

The Group Insurance and Other Health business is also offered in 50 states. This business consists primarily of large customers
(i.e., those with at least 3,000 lives).

The following table presents total health membership by region and funding arrangement, as of December 31, 1996:

(Thousands)                      1996                    1995 (1)                1994 (1)
                         ______________________  ______________________  ______________________
                         Risk   Nonrisk  Total   Risk   Nonrisk  Total   Risk   Nonrisk  Total
                         _____  _______  ______  _____  _______  ______  _____  _______  ______
Mid-Atlantic             1,921    1,146   3,067    369      767   1,136    384      721   1,105
Northeast                1,170      809   1,979    478      731   1,209    460      706   1,166
Southeast                  609    1,817   2,426    455    1,761   2,216    480    1,738   2,218
Mid-West                   467    2,090   2,557    480    2,072   2,552    468    2,111   2,579
West Central               494    1,919   2,413    508    1,836   2,344    526    1,829   2,355
West(2)                    733    1,035   1,768  1,452    1,044   2,496  1,450      953   2,403
                         _____  _______  ______  _____  _______  ______  _____  _______  ______
 Total Health
  Membership(3)          5,394    8,816  14,210  3,742    8,211  11,953  3,768    8,058  11,826
                         _____  _______  ______  _____  _______  ______  _____  _______  ______
                         _____  _______  ______  _____  _______  ______  _____  _______  ______

(1) Excludes U.S. Healthcare membership of 2,443 and 1,967 for 1995 and 1994, respectively.
    U.S. Healthcare membership is primarily risk and concentrated in the Mid-Atlantic and
    Northeast regions.
(2) Decreased membership as of December 31, 1996 resulted primarily from the award of a risk contract with the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS")
    to another contractor.  The Company remained the primary provider through March 31, 1996.
(3) Includes the following products:  Commercial, Medicare and Medicaid HMO, POS, PPO and
    Indemnity.

For membership composition of Aetna U.S. Healthcare's products by funding arrangement, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Aetna U.S. Healthcare in the Annual Report.

For both Health Risk and Group Insurance and Other Health businesses, products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of coverages, from which the employee makes his or her selection during a designated enrollment period (usually one month annually). In some instances, Aetna U.S. Healthcare may be the only health care coverage offered. Employers pay all or a portion of the monthly premiums, and employees, through payroll deductions, pay any premium not provided as an employee benefit.

Within the Health Risk business, Medicare coverage is sold on an individual basis although certain marketing is directed to retirees of employer groups. Medicaid is marketed to individuals rather than employer groups. Because these coverages are sold on an individual basis, Medicare and Medicaid marketing costs are typically higher than for other products.

Aetna U.S. Healthcare products are sold primarily through Company sales personnel who frequently work with independent consultants and brokers who assist in the production and servicing of business. Sales representatives also sell to employers on a direct basis.

For large customers, independent consultants and brokers are frequently used to secure sales.

Marketing and sales efforts are supported by an advertising program which includes television, radio, billboards and print media, supported by market research and direct marketing efforts.

Health Pricing
______________

For insured Commercial plans, customer contracts are generally established in advance of the policy period, for a duration of one year. In determining the premium rates to be charged to the customer, prospective and retrospective rating methodologies are used.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs cannot be recovered in the current policy year; however, prior experience for a product in the aggregate is considered in determining premium rates for future periods. Federally-qualified HMOs are required to set premiums in this manner.

Aetna U.S. Healthcare Commercial HMO plans establish premium rates prior to contract inception, without regard to actual utilization of services incurred by individual members, using one of three approved community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under one of these methods, "traditional community rating", an HMO establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under "community rating by class", an HMO establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and sex. Under "group specific community rating", an HMO establishes premium rates based on the HMO's revenue requirements for providing services to the group. State laws in certain of the states in which the Company operates HMOs require the filing with and approval by the state of HMO premium rates and certain states may prohibit the use of one or more of these rating methods. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be affected, if the premium rates requested by the Company are not approved or are adjusted downward by state regulators.

Under retrospective rating, a preliminary premium rate is determined at the beginning of the policy period. Once the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than those expected) then a refund is credited to the policy. If the experience is negative, then the resulting deficit may, in certain instances, be recovered through contractual provisions; otherwise the deficit is considered in setting future premium levels. If a customer elects to terminate coverage, these deficits generally cannot be recovered. Retrospective rating is generally used for non-HMO health customers which exceed 300 lives.

Aetna U.S. Healthcare has contracts with HCFA to provide HMO coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these contracts, which are typically executed annually, HCFA pays the HMO at a fixed, capitated rate based on membership and adjusted for demographic factors. At present, the rate is determined each year based on average per capita Medicare costs by county, calculated on a five-year rolling average. Inflation, changes in utilization patterns and benefit plans, and demographic factors such as age and sex are also considered in the rate calculation process. Amounts payable under the Medicare risk arrangements are subject to periodic unilateral revision by HCFA. In addition to premiums received from HCFA, some of the Medicare products offered by Aetna U.S. Healthcare require a modest premium to be paid by the member. Under the Medicare risk arrangements, Aetna U.S. Healthcare assumes the risk if actual medical expenses exceed the amount paid by HCFA and the member. Medicare contracts typically generate higher per member per month revenues and medical expenses than Commercial plans.

Aetna U.S. Healthcare also has HMO contracts with a variety of other federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and, in some instances, audit. Premium rates for these contracts are set prospectively but are subject to retrospective adjustments.

Premiums and fees from the federal government accounted for 18% of Aetna U.S. Healthcare's revenue in 1996, as determined on a pro forma basis for the U.S. Healthcare acquisition (see Note 2 of Notes to Financial Statements in the Annual Report). Contracts with HCFA accounted for 70% of these premiums and fees, with the balance from other federal employee related benefit programs.

The Company has contracts with state and local agencies to provide fully-insured health benefits to persons eligible for Medicaid benefits. These contracts are generally for a period of one to three years. Aetna U.S. Healthcare receives a fixed monthly payment based on membership in return for the coverage of health care services. Depending on the state, the rates may be subject to unilateral revision by the contracting agencies. Similar to Medicare risk, Aetna U.S. Healthcare assumes the risk of higher than expected expenses.

Contracts with the customer to provide administrative services for employer-funded plans are generally for a period of one to three years, with built-in inflation factors. Aetna U.S. Healthcare may also enter into a one-year service arrangement, which guarantees certain functions such as customer service response time, claim processing accuracy and/or claim processing turnaround time. A one-year claim administration arrangement which guarantees claim expenses to be incurred by the customer may also be executed. With any of these guarantees, Aetna U.S. Healthcare is financially at risk if the conditions of the arrangements are not met.

Competition
___________

Competition in the health care industry has intensified in recent years, primarily due to more aggressive marketing and pricing, a proliferation of competing products, including new products developed in an effort to contain health care costs, and increased quality and price sensitivity. New entrants into the marketplace and existing competitors who have been strengthened by mergers and consolidation have also contributed to the more intense competitive environment.

Aetna U.S. Healthcare believes that the most significant factors which distinguish competing health plans are quality of service and managed care programs, comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability and the geographic scope of provider networks and the providers available in such networks. Aetna U.S. Healthcare believes that it is competitive in each of these areas. The ability to increase the number of persons covered by Aetna U.S. Healthcare benefits or to increase revenues is affected by competition in any particular area and by the desire and ability of employers to self fund their employees' insurance. Competition may also affect the availability of services from health care providers, including primary care physicians and hospitals.

Within the Health Risk business, Aetna U.S. Healthcare competes with local and regional managed care plans in addition to managed care plans sponsored by large health insurance companies and Blue Cross/Blue Shield plans. Additional competitors include other types of medical and dental provider organizations, various specialty service providers, integrated health care delivery organizations, and in certain plans, with programs sponsored by the federal or state governments.

Within the Other Health component of the Group Insurance and Other Health business, Aetna U.S. Healthcare competes primarily with other commercial insurance companies, third party administrators and with employers who are moving to totally employer-funded, self-administered benefit plans.

For the Group Insurance industry, Aetna U.S. Healthcare believes that the most significant factors which distinguish competing companies are price, quality of service, comprehensiveness of coverage, and product array and design. Specialty carriers have increased market penetration in the disability business. The deeply-penetrated group life market remains highly competitive, while competition continues to intensify in the emerging long-term care market.

Reserves
________

For the Health Risk business, reserves reflect estimates of the ultimate cost of claims that have been incurred but not yet reported or paid. Claim reserves are based on a number of factors including those derived from historical claim experience.
Reserves are recorded for both retrospectively and prospectively rated cases. Medical claims payable are estimated periodically, and any resulting adjustments are included in current operations.

For Group Insurance products, reserves are established as premiums become due to reflect the present value of expected future obligations net of the present value of expected future premiums. Policy reserves for group paid-up life insurance generally reflect long-term fixed obligations and are computed on the basis of assumed or guaranteed yield and benefit payments. Assumptions are based on the Company's historical claim experience. For long-term disability products, reserves are established for (i) lives currently in payment status (using standard industry morbidity and interest rate assumptions), (ii) lives who have not yet satisfied the waiting period, but are expected to do so and (iii) claims that have been incurred but not reported. Long-term care reserves are a long-term obligation calculated using industry data for morbidity and mortality assumptions.

Group health and group insurance premiums are generally recorded as premium revenue over the term of the coverage. Some group contracts allow for premiums to be adjusted to reflect emerging experience. Such premiums are recognized as the related experience emerges.

Reinsurance
___________

Aetna U.S. Healthcare utilizes reinsurance agreements with nonaffiliated insurers for Group Insurance businesses to control its exposure to large losses and certain other risks. The Company maintains catastrophic life reinsurance which provides protection against accidents involving 5 or more covered lives. For disability business, reinsurance arrangements for excess coverage are established on a case-by-case basis to reflect the circumstances of the specific disability risks. In addition, the Company carries contingent medical malpractice professional liability insurance.

Group Life Insurance In Force and Other Statistical Data
________________________________________________________

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Millions)                                1996        1995        1994
                                          ____        ____        ____
In force, end of year                     $278,499    $274,429    $288,546
                                          ________    ________    ________
                                          ________    ________    ________
Terminations (lapses and all other)       $ 18,014    $ 14,119    $ 24,946
                                          ________    ________    ________
                                          ________    ________    ________
Number of policies and contracts
 in force, end of year:
    Group Life Contracts (1)                15,288      19,175      23,268
    Group Conversion Policies (2)           33,538      33,358      37,513

(1) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(2) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information
_____________________________________________

For information regarding certain important factors that may materially affect Aetna U.S. Healthcare's business, see MD&A -
Forward-Looking Information in the Annual Report.

2.  Aetna Retirement Services

Products and Services
_____________________

Aetna Retirement Services ("ARS") offers financial services and individual life insurance products. Primarily all products, other than investment advisory services, are offered through Aetna Life Insurance and Annuity Company, an indirect, wholly-owned subsidiary of the Company. Investment advisory services are offered through Aeltus Investment Management Inc. ("Aeltus"), a registered investment adviser and an indirect, wholly-owned subsidiary of the Company. Aeltus also serves as sub-adviser to Aetna mutual funds.

Financial Services

Financial services products principally include annuity contracts that offer a variety of funding and payout options for individual and employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457 (collectively, "qualified plans") and nonqualified annuity contracts. These contracts may be deferred or immediate ("payout annuities"). Financial services also include investment advisory services, financial planning and pension plan administrative services.

Individual Life Insurance

Individual life insurance products include universal life and variable universal life, which have both life insurance and investment characteristics, traditional whole life and term insurance. Universal life and variable universal life products accounted for approximately 95% of life insurance new business premiums in 1996.

Investment Options

ARS products provide customers with variable and/or fixed investment options. Variable ("nonguaranteed") options provide for full assumption by the customer of investment risks. Assets supporting variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. Separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated results of operations. Fixed options can be either "fully guaranteed" or "experience rated". Fully guaranteed options provide guarantees on investment return, maturity values, and if applicable, benefit payments. Experience rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject, among other things, to certain minimum guarantees. The effect of such realized gains and losses (as long as minimum guarantees are not triggered) does not impact the Company's results.

Fees and Investment Margins

Insurance charges, investment management or other fees earned by ARS, vary by product and depend, among other factors, on the funding option selected by the customer under the product. For variable annuities or life insurance products where assets are allocated to variable funding options, ARS charges the separate account an asset-based insurance fee and expense charge. In addition, where the customer selects an Aetna mutual fund as a variable funding option, ARS receives an asset-based investment management fee. For unaffiliated mutual funds, ARS receives distribution fees and/or expense reimbursements. For fixed funding options, ARS derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges, such as administrative fees, may be assessed depending on the nature of the product.

ARS also provides direct investment advisory services to unaffiliated customers through Aeltus generally for fees based on assets under management.

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses on debt securities other than those held in separate accounts, were $32.1 billion, $25.1 billion and $20.3 billion at December 31, 1996, 1995 and 1994, respectively. Approximately 93% and 91% of assets under management at December 31, 1996 and 1995, respectively, allowed for contractholder withdrawal, 75% and 69% of which, respectively, are subject to market value adjustments or deferred surrender charges at December 31, 1996.

To encourage customer retention, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception. The period of time and level of the charge vary by product. In addition, an approach incorporated into recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of annuity balances, but generally do not impede transfers of those balances to products of competitors.

Life Insurance In Force and Other Statistical Data
__________________________________________________

For individual life insurance products, life insurance in force is a key determinant of earnings as contract charges for cost of insurance coverage are typically based on amounts of coverage in force less accumulated policy reserves. The key drivers of life insurance in force are new sales, surrenders and mortality. The following table summarizes changes in life insurance in force before deductions for reinsurance ceded to other companies:

(Amounts in millions, except number of policies and average size of policies in force)

                                1996         1995         1994
                                ____         ____         ____
Sales and additions:
  Permanent:
    Nonparticipating            $  4,357     $  5,212     $  3,348
    Participating                     12           12           13
  Term:
    Nonparticipating               1,382        2,160        1,037
    Participating                    133          390        1,787
                                ________     ________     ________
     Total                      $  5,884     $  7,774     $  6,185
                                ________     ________     ________
                                ________     ________     ________

Terminations:
  Surrenders and conversions    $  1,646     $  1,620     $  1,494
  Lapses                           2,098        1,874        1,973
  Other                              330          281          306
                                ________     ________     ________
     Total                      $  4,074     $  3,775     $  3,773
                                ________     ________     ________
                                ________     ________     ________

In force, end of year:
  Permanent                     $ 35,883     $ 34,614     $ 31,879
  Term                            13,100       12,559       11,295
                                ________     ________     ________
     Total                      $ 48,983     $ 47,173     $ 43,174
                                ________     ________     ________
                                ________     ________     ________

Number of policies in force,
 end of year:
  Nonparticipating               627,233      626,880      627,018
  Participating                  105,098      113,045      120,967
                                ________     ________     ________
     Total                       732,331      739,925      747,985
                                ________     ________     ________
                                ________     ________     ________

Average size of policies in
 force, end of year:
  Nonparticipating              $ 66,385     $ 62,009     $ 54,452
  Participating                   69,883       73,433       74,658

See Note 12 of Notes to Financial Statements in the Annual Report for a discussion of participating life insurance contracts.

The following table summarizes premiums and deposits for ARS:

(Millions)                      1996         1995         1994
                                ____         ____         ____
Premiums                        $   180.7    $   260.2    $   235.7
Deposits                          4,564.8      3,785.1      2,966.3
                                _________    _________    _________
                                $ 4,745.5    $ 4,045.3    $ 3,202.0
                                _________    _________    _________
                                _________    _________    _________

Principal Markets and Method of Distribution
____________________________________________

ARS products and services are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. ARS products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks and dedicated career agents.

Competition
___________

ARS competes with other insurance companies, as well as an array of financial services companies including banks, mutual funds and other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager or sponsor.

Competition may affect, among other matters, both business growth and the pricing of ARS' products and services.

Reserves
________

Reserves for limited payment contracts (annuities with life contingent payout) are computed on the basis of assumed investment yield, mortality, morbidity and expenses and include a margin for adverse deviation. The assumptions vary by plan, year of issue and policy duration. Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less withdrawals and charges thereon. Of those investment contracts which are experience rated, the reserves also reflect net realized capital gains/losses (which ARS reflects through credited rates on an amortized basis) and unrealized capital gains/losses related to Financial Accounting Standard ("FAS") No. 115.

Reserves for universal life products (which are all experience rated) are equal to cumulative deposits less withdrawals and charges plus credited interest thereon, plus/less net realized capital gains/losses (which ARS reflects through credited rates on an amortized basis). These reserves also reflect unrealized capital gains/losses related to FAS No. 115. Reserves for all other fixed individual life contracts are computed on a basis consistent with that described above for limited payment contracts.

Reserves, as described above, are computed amounts that, with additions from premiums and deposits to be received, and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

Reinsurance
___________

ARS retains no more than $10 million of risk per individual life insured. Amounts in excess of the retention limit are reinsured with unaffiliated companies.

Factors Affecting Forward-Looking Information
_____________________________________________

For information regarding certain important factors that may materially affect ARS' business, see MD&A - Forward-Looking
Information in the Annual Report.

3.  International

The International segment ("International"), through subsidiaries and joint venture operations, sells primarily life and health insurance and financial services products in non-U.S. markets.

The Company increased its focus on investments in international operations in the late 1980's. Since then the Company has been increasing its investments in emerging international and financial services markets, primarily in Asia Pacific and Latin America, where it believes demographic and other characteristics afford the opportunity for long-term business growth. The Company seeks to enter new emerging markets in their early stages of development, seeking to be among the first foreign entrants, and then to build sufficient scale of operations to compete with local and other foreign companies. The Company also explores opportunities for additional investments in markets where it has established operations.

The Company may invest in a new market or increase its position in a market through a combination of acquisitions, joint ventures or by starting up new independent operations. Over the past 5 years, the Company has invested $495 million in its international operations, of which $214 million was invested in 1996, a majority of which related to expanding its Mexican operations. Additionally, in February 1997, the Company entered into an agreement in principle to acquire up to 49% of a joint venture in Brazil (see MD&A - International in the Annual Report for information regarding the 1996 investment in Mexico and the 1997 agreement in principle to invest in Brazil).

The Company classifies its operations in international regions as either "established" or "start-up", depending on the stage of their business developments. Over the past several years, the Company has also exited certain mature markets that do not meet its current strategy.

International conducts its business in several geographic regions:

         Asia Pacific - Operations are conducted through majority-owned subsidiaries in Taiwan and Malaysia, as well as through other equity subsidiaries (where the Company has between a 20% and 50% interest) in Hong Kong and New Zealand. The products and services sold by these subsidiaries include individual and group life and health insurance, deposit administration and related financial products and services.

         Latin America - Operations are conducted through wholly-owned and majority-owned subsidiaries in Chile and equity subsidiaries in Mexico. The products and services sold by these subsidiaries include individual and group life and health insurance, annuities, personal and commercial property-casualty insurance, and pension fund administration services.

         Canada - Operations are conducted through wholly-owned subsidiaries. The products and services sold by these subsidiaries include individual and group life, health and disability insurance and administration services to group plans.

         Other - Operations include primarily start-up operations (subsidiaries in the initial years of operation) in Peru, Argentina, Philippines and Indonesia, as well as home office expenses. The products and services sold by these subsidiaries include individual and group life insurance, and health and pension fund administration services.

Each of the subsidiaries through which International conducts business operates within guidelines established by the Company. Methods of distributing products vary by country and product depending on local laws, customs and the needs of the particular market. Distribution channels include career agents, independent agents and brokers, financial institutions and direct sales. Competition varies by country and includes well established local companies, as well as companies based in North America, Europe, Australia and Japan that have a strong international presence.

The following table sets forth International's revenue (including only its share of operating income for equity subsidiaries and excluding net realized capital gains and losses, and operating earnings or losses (i.e., net income or loss excluding net realized capital gains and losses) by region, premiums and life insurance in force, before deductions for reinsurance ceded to other companies:

                                                                       Operating
                                        Revenue                         Earnings
                             ______________________________    ___________________________
(Millions)                   1996       1995       1994        1996      1995      1994
                             ____       ____       ____        ____      ____      _______
Asia Pacific                 $  845.1   $  698.2   $  636.8    $  54.3   $  46.0   $  31.3
Latin America                   351.5      355.2      261.6       55.8      47.9      35.8
Canada                          375.9      386.5      366.4       10.2      11.2      10.5
Other                            52.0       22.3       27.7      (14.8)    (16.4)     (8.5)
                             ________   ________   ________    _______   _______   _______
                             $1,624.5   $1,462.2   $1,292.5    $ 105.5   $  88.7   $  69.1
                             ________   ________   ________    _______   _______   _______
                             ________   ________   ________    _______   _______   _______

Premiums (included in
  revenue above)             $1,166.1   $1,038.5   $  887.1
                             ________   ________   ________
                             ________   ________   ________

Life insurance in force,
  end of year                $ 76,672   $ 59,384   $ 45,126
                             ________   ________   ________
                             ________   ________   ________

Premium growth in 1996 and 1995 was primarily due to increased sales in the Asia Pacific market.

Factors Affecting Forward-Looking Information
_____________________________________________

For information regarding certain important factors that may materially affect International's business, see MD&A - Forward-
Looking Information in the Annual Report.

4. Large Case Pensions

Principal Products
__________________

The Large Case Pensions segment manages a variety of retirement products (including pension and annuity products) offered to IRC
Section 401 qualified defined benefit and defined contribution plans. Contracts provide nonguaranteed, partially guaranteed (experience rated) and fully guaranteed investment options through General and Separate Account products. The majority of Large Case Pensions' products that utilize Separate Accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Large Case Pensions earns a management fee on these Separate Accounts.

In 1993, the Company discontinued its fully guaranteed large case pension products. (For additional information, see MD&A - Large Case Pensions in the Annual Report.)

At December 31, assets under management, including Separate Accounts and excluding net unrealized capital gains and losses on debt securities, were $35.3 billion in 1996, $45.6 billion in 1995 and $46.9 billion in 1994. The decline in assets under management is primarily attributable to the sale of Insurance Company Investment Management, a specialized asset manager, the transfer of assets under management to the ARS segment, reflecting the consolidation of the Company's investment advisory services, as well as the continuing runoff of the underlying liabilities.

The following table summarizes premiums and deposits:

(Millions)                   1996          1995          1994
                             ____          ____          ____
Premiums                     $   176.8     $   264.9     $   234.4
Deposits                       1,781.8       1,600.2       1,982.2
                             _________     _________     _________
  Total                      $ 1,958.6     $ 1,865.1     $ 2,216.6
                             _________     _________     _________
                             _________     _________     _________


Reserves
________

When the Company discontinued the fully guaranteed large case pension products, it established a reserve for expected future losses on the runoff of the business. For additional information on this reserve, see Note 9 of Notes to Financial Statements in the Annual Report.

The Company also maintains reserves for guaranteed investment contracts equal to amounts deposited plus credited interest thereon. Reserves for single premium annuity contracts reflect the present value of benefits based on actuarial assumptions established at the time of contract purchase. Such assumptions are based on the Company's experience, which is periodically reviewed against published industry data. These products provide guarantees on investment return, maturity values, and if applicable, benefit payments. The interest credited on these contracts during 1996 ranged from 3.5% to 17.7% with an average rate of 8.7% (compared with 8.9% in 1995). For the contracts in force at December 31, 1996, the average credited rate was 8.5%. None of these contracts allow for contractholder withdrawal, except in extraordinary circumstances.

Reserves for experience rated contracts reflect cumulative deposits, less withdrawals and charges, plus credited interest thereon, plus/less net realized capital gains/losses (which the Company intends to reflect in credited rates) and net unrealized capital gains/losses related to FAS No. 115.

Factors Affecting Forward-Looking Information
_____________________________________________

For information regarding certain important factors that may materially affect Large Case Pension's business, see MD&A - Forward-Looking Information in the Annual Report.

5. General Account Investments

Consistent with the nature of the contract obligations involved in the Company's health, life, annuity and pension operations, the majority of general account assets have been invested in intermediate and long-term, fixed-income obligations such as treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of investments, see Notes 1, 4, and 7 of Notes to Financial Statements in the Annual Report.

The following table sets forth the distribution of invested assets, cash and cash equivalents and accrued investment income of the Company's general account portfolio (excluding Discontinued
Operations) as of the end of the years indicated:  (1) (2) (3)

(Millions)                                 1996         1995       1994
                                           ____         ____       ____
Debt securities:
  Bonds:
    United States Government and
      government agencies and
      authorities                          $ 3,773.1    $ 3,720.5  $ 4,414.9
    States, municipalities and
      political subdivisions                   355.3         81.5      113.8
    U.S. Corporate securities:
      Utilities                              2,420.3      2,333.0    1,942.5
      Financial                              4,546.5      4,704.3    3,732.7
      Transportation/capital goods           2,492.8      2,729.9    2,234.4
      Health care/consumer products          1,803.7      1,924.8    1,143.7
      Natural resources                      1,317.9      1,278.8      993.1
      Other                                  1,519.8      1,859.2    1,484.6
                                           _________    _________  _________
        Total U.S. Corporate securities     14,101.0     14,830.0   11,531.0
    Foreign:
      Government, including political
       subdivisions                          2,505.4      1,968.3    1,750.8
      Utilities                                790.2        780.1      544.1
      Other                                  3,513.1      2,986.3    2,418.2
                                           _________    _________  _________
        Total foreign securities             6,808.7      5,734.7    4,713.1
    Residential mortgage-backed securities:
      Pass-throughs                          1,848.4      1,864.4    1,902.7
      Collateralized mortgage obligations    2,764.7      3,073.9    3,091.2
                                           _________    _________  _________
        Total residential mortgage-backed
          securities                         4,613.1      4,938.3    4,993.9
    Commercial/Multifamily mortgage-
      backed securities                      1,144.3        774.0      413.9
    Other asset-backed securities            1,464.6      1,772.5    1,334.4
                                           _________    _________  _________
        Total bonds                         32,260.1     31,851.5   27,515.0
  Redeemable preferred stocks                   76.2          8.8       10.4
                                           _________    _________  _________
        Total debt securities               32,336.3     31,860.3   27,525.4
                                           _________    _________  _________

Equity securities:
  Common stocks                              1,185.3        566.9      512.7
  Nonredeemable preferred stocks               147.5         92.8      101.9
                                           _________    _________  _________
        Total equity securities              1,332.8        659.7      614.6
                                           _________    _________  _________

Short-term investments                         723.2        607.8      344.4
Mortgage loans                               6,700.9      8,327.2   10,389.9
Real estate (4)                                850.2      1,277.3    1,283.7
Policy loans                                   707.3        629.4      533.8
Other                                          835.5        688.6      838.0
                                           _________    _________  _________
        Total investments                  $43,486.2    $44,050.3  $41,529.8
                                           _________    _________  _________
                                           _________    _________  _________

Cash and cash equivalents                  $ 1,462.6    $ 1,712.7  $ 2,277.2
                                           _________    _________  _________
                                           _________    _________  _________

Accrued investment income                  $   598.6    $   618.3  $   596.8
                                           _________    _________  _________
                                           _________    _________  _________

(1) Excludes Separate Accounts.
(2) All debt securities are carried at fair value in 1996 and 1995, and a majority are carried at fair value in 1994.
(3) Includes $8.7 billion, $10.3 billion and $11.9 billion of investments supporting discontinued products in 1996, 1995 and 1994, respectively.
(4) Includes real estate acquired through foreclosures (including in-substance foreclosures) of mortgage loans.

The following table summarizes the Company's investment results:  (1)

(Dollar amounts in millions)
                        Net              Earned Net        Net Realized     Change in Net
                     Investment          Investment        Capital Gains    Unrealized Capital
                     Income (2)        Income Rate (3)     (Losses) (4)     Gains and Losses (5)
                     __________        _______________     _____________    ____________________
For the year:
1996                 $3,565.2           8.0%               $  134.4         $    10.8
1995                  3,575.1           7.9                    47.2           1,002.8
1994                  3,631.4           7.8                   (55.2)           (979.3)


(1) Excludes Separate Accounts, investments in affiliates and Discontinued Operations.
(2) Net investment income excludes net realized capital gains and losses and is after deduction of investment expenses, but before deduction of income taxes.
(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average of cash, invested assets and investment income due and accrued at the beginning and end of the year.  Investments in affiliates have been eliminated for purposes of this calculation.
(4) Net realized capital gains (losses) are before income taxes and exclude gains and losses allocable to experience rated pension contractholders in all years.  Further, net realized capital gains (losses) related to discontinued products were credited to/charged against the reserve for anticipated future losses which was established at the end of 1993.
(5) Net unrealized capital gains (losses) are before federal income taxes and exclude changes in unrealized capital gains (losses) related to experience rated contractholders and discontinued products.

6.  Other Matters

a.  Regulation

General

The Company's operations are subject to comprehensive regulation throughout the United States and the foreign jurisdictions in which it does business. The laws of these jurisdictions establish supervisory agencies, including state health, insurance and securities departments, with broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by the Company, as well as solvency and reserve adequacy. Many agencies also regulate investment activities on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

Health Care

The federal government and the states in which the Company conducts its HMO and other health operations have adopted laws and regulations that govern the business activities of the Company to varying degrees. These laws and regulations may restrict how the Company conducts its businesses and may result in additional burdens and costs to the Company. Areas of governmental regulation include licensure, premium rates, benefits, service area expansion, quality assurance procedures, plan design, eligibility requirements, provider contracts and rates of payment, underwriting, financial arrangements, financial condition (including reserves) and corporate governance. These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

Most states, including those in which the Company now operates HMOs, require HMOs to be licensed prior to commencing operations. If the Company establishes an HMO in any state where it does not presently operate an HMO, it generally has to seek licensure. The time necessary to obtain an HMO license varies from state to state. Each HMO must file periodic financial and operating reports with the states in which it does business. In addition, HMO operations are subject to state examination and periodic license renewal.

The provision of services to certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor ("DOL"). ERISA regulates certain aspects of the relationships between the Company and employers who maintain employee benefit plans subject to ERISA. Some of the administrative services and other activities of the Company may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans.

Certain legislative and regulatory changes related to health products have recently been enacted or proposed, and a variety of other potential legislative and regulatory changes are receiving a high level of attention at both the state and federal level. For a discussion of these matters see MD&A - Regulatory Environment in the Annual Report. For information regarding regulation of pricing by the Company's HMOs, see "Aetna U.S. Healthcare - Health Pricing", on page 10.

Investment and Retirement Products and Services

Operations conducted by ARS and Large Case Pensions are subject to regulation by various insurance agencies where the Company conducts business, in particular the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

The Securities and Exchange Commission (the "SEC") and, to a lesser extent, the states regulate the sales and investment management activities and operations of broker-dealer and investment advisory subsidiaries of the Company. The SEC also regulates certain of the Company's pension, annuity, life insurance and other investment and retirement products. These products involve Separate Accounts of Aetna Life Insurance and Annuity Company and mutual funds registered under the Investment Company Act of 1940.

International

The nature and extent of regulations affecting the Company's international operations varies by jurisdiction and line of business. Most operations are subject to local insurance laws. These laws typically regulate the types of business that can be written, policy forms and terms, currency, permitted investments, reserves, taxation and other matters affecting the conduct of the business. International operations are also subject to a variety of additional investment and other controls that may be imposed by governments. Certain jurisdictions may require that portions of the business be reinsured through designated state-affiliated institutions. As a foreign investor, the Company is also subject to a variety of restrictions regarding permitted levels of equity ownership, remittance of foreign earnings, repatriation of capital, exchange of currency, and entry into new lines of business. Regulation of international operations may also be subject to other political factors not typically associated with doing business in the United States, such as more rapid change of regulatory policy, possible nationalization of businesses, hostilities and unrest.

Federal Employee Benefit Regulation

ARS and Large Case Pensions also provide a variety of products and services to employee benefit plans that are covered by ERISA.

In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to a portion of a group pension contract issued to the plan that was not a "guaranteed benefit contract" were "plan assets" for purposes of ERISA and that the insurance company was an ERISA fiduciary with respect to those assets. In reaching its decision, the Court declined to follow a 1975 DOL interpretive bulletin that had suggested that insurance company general account assets were not plan assets.

Congress recently enacted the Small Business Job Protection Act (the "Act"), which, among other matters, created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit contracts based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act. The regulations will address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit contracts. The conference report relating to the Act states that contracts issued after December 31, 1998 that are not guaranteed benefit contracts will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.

HMO and Insurance Holding Company Laws

A number of states, including Connecticut, regulate affiliated groups of HMOs and insurers such as the Company under holding company statutes. These laws may require these companies to maintain certain levels of equity. For information regarding restrictions on certain payments of dividends or other distributions by HMO and insurance company subsidiaries of the Company, see MD&A - Liquidity and Capital Resources in the Annual Report. Some of these laws also regulate changes in control (as do Connecticut corporate laws), and other matters such as transactions with affiliates. See also Note 16 of Notes to Financial Statements in the Annual Report.

Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after-tax charges to earnings for guaranty fund obligations for the years ended December 31, 1996 and 1995 were $4 million and $8 million, respectively. There were no such charges in 1994. While the Company has historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see MD&A - Forward-Looking Information.

b.  NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 1995, none of Aetna Inc.'s significant insurance subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges.

Management does not expect that any of the Company's significant subsidiaries will have more than two IRIS ratios outside of the NAIC usual ranges for 1996.

See MD&A - Liquidity and Capital Resources in the Annual Report for additional discussion regarding solvency regulation.

c.   Ratios of Earnings to Fixed Charges and Earnings to Combined
     Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the years ended December 31:

(Millions)                             1996        1995       1994       1993       1992
                                       ____        ____       ____       ____       ____
Ratio of Earnings to Fixed Charges     2.45        4.97       4.74       (a)        1.90
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock
  Dividends                            2.10        4.97       4.74       (a)        1.90

(a) The Company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 14 of Notes to Financial Statements in the Annual Report.) During 1992, 1993, 1994 and 1995, there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

d.  Trademarks

The trademarks Aetna (Registered Trademark), Aetna U.S. Healthcare (Trademark application pending), U.S. Healthcare (Registered Trademark), and Aetna Retirement Services (Registered Trademark), together with the corresponding design logos are owned by the Company. The Company considers these trademarks and its other trademarks and trade names important in the operation of its business. However, the business of the Company is not dependent on any individual trademark or trade name.

e.  Miscellaneous

The Company had approximately 30,850 domestic employees at December 31, 1996. In addition, the Company had approximately
7,750 international employees at December 31, 1996 in its majority and wholly-owned non-U.S. subsidiaries.

Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and its internal auditors and are modified as considered necessary.

The federal government is a significant customer of the Aetna U.S. Healthcare segment and the Company, accounting for approximately 11% of the Company's consolidated revenue in 1996. No other customer accounted for 10% or more of the Company's consolidated revenues in 1996. No other segment of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of the segment. See Note 17 of Notes to Financial Statements in the Annual Report regarding segment information.

The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments.

Item 2.  Properties.

The home office of the Company is a building complex located at 151 Farmington Avenue, Hartford, Connecticut, with approximately
1.6 million square feet. The Company and certain of its subsidiaries also own or lease other space in the greater Hartford area, Blue Bell, Pennsylvania and Fairfield, New Jersey, as well as various field locations throughout the country. The Company believes its properties are adequate and suitable for its business as presently conducted, including consideration of planned restructuring activities.

The foregoing does not include numerous investment properties held by the Company in its general and separate accounts.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

EXECUTIVE OFFICERS OF AETNA INC.*

The Chairman of the Company is elected and all other executive officers listed below are appointed by the Board of Directors of the Company at its Annual Meeting each year to hold office until the next Annual Meeting of the Board or until their successors are elected or appointed. None of these officers have family relationships with any other executive officer or Director.


                                                                       Business Experience
Name of Officer              Principal Position             Age *      During Past Five Years **
_______________              __________________             ___        ______________________
Ronald E. Compton            Chairman and President         64          (1)

Richard L. Huber             Vice Chairman for
                             Strategy and Finance           60          (2)

Thomas J. Calvocoressi       Vice President and
                             General Counsel                43          (3)

Michael J. Cardillo          Executive Vice President,
                             Combined Health Operations***  53          (4)

Mary Ann Champlin            Senior Vice President,
                             Aetna Human Resources          49          (5)

Frederick C. Copeland, Jr.   Executive Vice President,
                             International***               55          (6)

Daniel P. Kearney            Executive Vice President,
                             Investments/Financial
                             Services***                    57          (7)

Joseph T. Sebastinelli       Executive Vice President,
                             Combined Health Operations***  50          (8)


*   As of February 28, 1997.

**  The Company was incorporated in 1996 in conjunction with the merger of Aetna
    Services and U.S. Healthcare.  Aetna Services and U.S. Healthcare became wholly-owned subsidiaries of the Company on July 19, 1996.  Except where noted, all of the named individuals became executive officers of the Company on
    July 19, 1996.  The business experience for each executive officer included in this section reflects their prior position(s) with the former parent company or its subsidiaries as well as such officer's current position.

*** Executive Vice Presidents, in conjunction with certain other senior officers, are responsible for assisting the Chairman and President, and Vice Chairman in setting policy and overall direction for the Company.



(1)
Mr. Compton has served as Chairman since March 1, 1992. He is also President, a position he has held since July 1988.

(2)
Mr. Huber has served in his current position since February 1995. From September 1994 to February 1995, he served as President and Chief Operating Officer of Grupo Wasserstein Perella. From 1990 to September 1994, he served as Vice Chairman of Continental Bank.

(3)
Mr. Calvocoressi assumed his current position on January 1, 1997. From March 1996 to January 1997, he served as Vice President and Deputy General Counsel of Aetna. He served as Vice President and Corporate Counsel from August 1994 to March 1996, and as Vice President and Counsel from July 1993 to August 1994 and as Counsel, Office of General Counsel from July 1991 to July 1993.

(4)
Mr. Cardillo has served in his current position since July 19, 1996. Additionally, he is Co-President of Aetna U.S. Healthcare since July 19, 1996. Mr. Cardillo has been Co-President of U.S. Healthcare since 1995 and principal marketing officer since 1989.

(5)
Mrs. Champlin has served in her current position since November
1992. From February 1991 through November 1992 she served as Vice President, Aetna Human Resources.

(6)
Mr. Copeland assumed his current position on July 19, 1996. He also serves as President and Chief Executive Officer of Aetna International, Inc., a position he assumed in April 1996, after having served as President of Aetna International since July 1995. From January 1993 to July 1995, he served as Chairman, President and Chief Executive Officer of Fleet Financial Group. From September 1987 to January 1993, he served as President and Chief Executive Officer of Citibank Canada.

(7)
Mr. Kearney has served in his current position since December
1993.  From February 1991 to December 1993 he served as Group
Executive responsible for investments and large case pensions.

(8)
Mr. Sebastianelli has served in his current position since July
19, 1996.  Additionally, he is Co-President of Aetna U.S.
Healthcare, a position he assumed on July 19, 1996.  Mr.
Sebastianelli has been Co-President of U.S. Healthcare since 1995 and principal medical administrative officer since 1994. From
1984 to 1994, Mr. Sebastianelli was the sole proprietor of Sebastianelli Law Associates.

PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

Aetna Inc.'s common stock is listed on the New York Stock
Exchange.  Its symbol is AET.  As of January 31, 1997, there were
23,132 record holders of the common stock.

The dividends declared and the high and low sales prices with respect to the Company's common stock for each quarterly period for the past two years are incorporated herein by reference from "Quarterly Data" in the Annual Report.

Information regarding restrictions on the Company's present and future ability to pay dividends is incorporated herein by reference from Note 16 of Notes to Financial Statements in the Annual Report.

In connection with the merger with U.S. Healthcare, the Company entered into an Amended and Restated Agreement with Leonard Abramson, former Chairman of U.S. Healthcare and currently a director of the Company. Pursuant to the Agreement, Mr. Abramson performs certain consulting services and agreed generally not to compete with the Company. As part of a payment due to Mr. Abramson in connection with the agreement generally not to compete, on July 19, 1996, Aetna Inc. issued 37,538 shares of its common stock to Mr. Abramson. Based on the nature of the transaction and the investor, the transaction did not involve any public offering, and the issuance of the shares was made pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data.

The information contained in "Selected Financial Data" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual
Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The 1996 Consolidated Financial Statements and the report of the registrant's independent auditors and the unaudited information set forth under the caption "Quarterly Data" are incorporated herein by reference to the Annual Report.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information concerning Executive Officers is included in Part I pursuant to General Instruction G to Form 10-K.

Information concerning Directors and concerning compliance with
Section 16 (a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Proxy Statement.

Item 11.  Executive Compensation.

The information under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the caption "Security Ownership of Certain
Beneficial Owners, Directors, Nominees and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information under the caption "Certain Transactions and Relationships" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

1.  Financial statements:

The Consolidated Financial Statements and the report of the registrant's independent auditors are incorporated herein by reference to the Annual Report.

2.  Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item 14. See Index to Financial Statement Schedules on page 38.

3.  Exhibits: *

(3)  Articles of Incorporation and By-Laws.

Aetna Inc. Amended and Restated Certificate of Incorporation, incorporated herein by reference to the Company's Registration
Statement on Form S-4 (File No. 333-5791) filed on June 12, 1996.

Aetna Inc. Bylaws, as amended.

(4) Instruments defining the rights of security holders, including indentures.

Senior Indenture, dated July 1, 1996, between the Company, Aetna Services, Inc. (formerly Aetna Life and Casualty Company), and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, incorporated herein reference to the Company's Form 10-Q filed on October 25, 1996.

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

First Indenture Supplement, dated as of August 1, 1996, to Indenture, dated as of October 15, 1986, between Aetna Services, Inc. and State Street Bank and Trust Company, as Successor Trustee, incorporated herein by reference to the Company's Form 10-Q filed on October 25, 1996.

Indenture, dated as of August 1, 1993, between Aetna Services, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, incorporated herein by reference to Aetna Services, Inc.'s Registration Statement on Form S-3 (File No. 33-50427).

First Indenture Supplement, dated as of August 1, 1996, to the Indenture dated as of August 1, 1993 between Aetna Services, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, incorporated herein by reference to the Company's Form 10-Q filed on October 25, 1996.

3.  Exhibits (Continued): *

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

First Indenture Supplement, dated as of August 1, 1996, to the
Indenture, dated as of November 1, 1994, between Aetna Services,
Inc. and The First National Bank of Chicago, as Trustee, incorporated herein by reference to the Company's Form 10-Q filed on October 25, 1996.

Payment and Guarantee Agreement, dated November 22, 1994, of Aetna Services, Inc. with respect to Aetna Capital L.L.C., incorporated herein by reference to Aetna Services, Inc.'s Form 8-K filed on November 22, 1994.

Payment and Guarantee Agreement, dated as of August 1, 1996, of
Aetna Inc. with respect to Aetna Capital L.L.C., incorporated herein by reference to the Company's Form 10-Q filed on October
25, 1996.

Amendment No. 1, dated as of August 1, 1996, to the Fiscal Agency Agreement, dated as of July 17, 1986, between Aetna Services, Inc. and State Street Bank and Trust Company, as successor Fiscal Agent, incorporated herein by reference to the Company's Form 10-Q filed on October 25, 1996.

(10)  Material contracts.

Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and Joseph Sebastianelli, incorporated herein by reference to the Company's Form 10-Q filed on October
25, 1996.**

Employment Agreement, dated as of March 30, 1996, by and between U.S. Healthcare, Inc. and Michael Cardillo, incorporated herein by reference to the Company's Form 10-Q filed on October 25, 1996.**

Stock Purchase Agreement, dated as of November 28, 1995, between The Travelers Insurance Group Inc. and Aetna Services, Inc. relating to the purchase and sale of 100% of the Common Stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K.

Letter Agreement, dated as of January 19, 1995, between Aetna
Services, Inc. and Richard L. Huber, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K.**

3.  Exhibits (Continued): *

Employment Agreement, dated as of January 29, 1996, between Aetna
Services, Inc. and Ronald E. Compton, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K.**

Employment Agreement, dated as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Services, Inc.'s 1995 Form 10-K.**

The 1984 Stock Option Plan of Aetna Life and Casualty Company and amendments thereto, incorporated herein by reference to the 1992 Form 10-K. **

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

The Aetna Inc. Non-Employee Director Deferred Stock and Deferred
Compensation Plan, as amended.

3.  Exhibits (Continued): *

The Supplemental Pension Benefit Plan for Certain Employees of
Aetna Services, Inc., incorporated herein by reference to the Company's Form 10-Q filed on October 25, 1996.

Amendment No. 1, dated March 1, 1996 to Letter Agreement, dated
January 19, 1995, between Aetna Services, Inc. and
Richard L. Huber, incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No.
333-5791) filed on June 12, 1996.**

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

3.  Exhibits (Continued): *

Aetna Services, Inc. Credit Facility, incorporated herein by reference to Aetna Services, Inc.'s Report on Form 8-K filed on July 16, 1996.

Notification from Aetna Services, Inc. dated October 22, 1996 electing to reduce Credit Facility to $1.5 billion.

Description of certain arrangements not embodied in formal documents, as described under the headings "Director Compensation" and "Executive Compensation", incorporated herein by reference to the Aetna Services, Inc. 1996 Proxy Statement.

(11)  Statement re computation of per share earnings.

Incorporated herein by reference to Note 1 of Notes to Financial
Statements in the Annual Report.

(12)  Statement re computation of ratios.

Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and Aetna Services for the year ended December 31, 1996.

Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and Aetna Services for the year ended December 31, 1996.

(13)  Annual Report to security holders.

Selected Financial Data, Management's Discussion and Analysis of
Financial Condition and Results of Operations, Consolidated Financial Statements and the report of the Company's independent auditors, and unaudited Quarterly Data from the Annual Report.

(21)  Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Inc.

(23)  Consents of experts and counsel.

Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24)  Powers of attorney.

(27)  Financial data schedule.

(b)   Reports on Form 8-K

The Company filed a report on Form 8-K on October 25, 1996, relating to the merger with U.S. Healthcare, Inc. including unaudited condensed consolidated pro forma financial statements of the Company for the nine and twelve months ended September 30, 1996 and December 31, 1995, respectively.

* Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Office of the Corporate
    Secretary, Aetna Inc., 151 Farmington Avenue, Hartford,
    Connecticut  06156.

**  Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENT SCHEDULES
AETNA INC.
                                                          Page
                                                          ____

Independent Auditors' Report                               39


   I  Summary of Investments - Other than
      Investments in Affiliates as
      of December 31, 1996                                 40

  II  Condensed Financial Information of the
      Registrant:

      Aetna Inc. as of and for the year ended
      December 31, 1996                                    41

      Aetna Services, Inc. (formerly Aetna Life
      and Casualty Company) as of December 31, 1995
      and for the years ended December 31, 1995
      and 1994                                             47

 III  Supplementary Insurance Information as of
      and for the years ended December 31, 1996,
      1995 and 1994                                        53

  IV  Reinsurance                                          56

   V  Valuation and Qualifying Accounts and Reserves
      for the years ended December 31, 1996, 1995
      and 1994                                             57

Certain of the required information is shown in the Financial
Statements or Notes thereto in the Annual Report. Certain information has been omitted from the schedules filed because the information is not applicable.

Certain reclassifications have been made to 1995 and 1994 financial information to conform to 1996 presentation.

                   INDEPENDENT AUDITORS' REPORT
                   ____________________________


The Shareholders and Board of Directors
Aetna Inc.:


Under date of February 4, 1997, we reported on the consolidated balance sheets of Aetna Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                             By  /s/ KPMG Peat Marwick LLP
                                 _________________________
                                    (Signature)

                                     KPMG PEAT MARWICK LLP


Hartford, Connecticut
February 4, 1997

                      AETNA INC. AND SUBSIDIARIES

                              SCHEDULE I

     Summary of Investments - Other than Investments in Affiliates

                        As of December 31, 1996

                                                                          Amount
                                                                        at which
                                                                    shown in the
Type of Investment                           Cost        Value*    balance sheet
                                       __________    __________    _____________
(Millions)
Debt securities:
   Bonds:
     United States Government
       and government agencies
       and authorities                 $ 3,723.0    $ 3,773.1          $ 3,773.1
     States, municipalities and
       political subdivisions              348.4        355.3              355.3
     U.S. Corporate securities:
       Utilities                         2,355.3      2,420.3            2,420.3
       Financial                         4,486.0      4,546.5            4,546.5
       Transportation/capital goods      2,373.7      2,492.8            2,492.8
       Health care/consumer products     1,754.0      1,803.7            1,803.7
       Natural resources                 1,287.7      1,317.9            1,317.9
       Other                             1,488.1      1,519.8            1,519.8
                                       _________    _________          _________
        Total U.S. Corporate
         securities                     13,744.8     14,101.0           14,101.0
     Foreign:
       Government, including political
         subdivisions                    2,407.5      2,505.4            2,505.4
       Utilities                           740.3        790.2              790.2
       Other                             3,376.3      3,513.1            3,513.1
                                       _________    _________          _________
        Total foreign securities         6,524.1      6,808.7            6,808.7
     Residential mortgage-backed
      securities:
       Pass-throughs                     1,771.5      1,848.4            1,848.4
       Collateralized mortgage
        obligations                      2,665.8      2,764.7            2,764.7
                                       _________    _________          _________
        Total residential
         mortgage-backed securities      4,437.3      4,613.1            4,613.1
     Commercial/Multifamily
      mortgage-backed securities         1,131.5      1,144.3            1,144.3
     Other asset-backed securities       1,458.0      1,464.6            1,464.6
                                       _________    _________          _________
        Total bonds                     31,367.1     32,260.1           32,260.1
   Redeemable preferred stocks              74.3         76.2               76.2
                                       _________    _________          _________
        Total debt securities           31,441.4    $32,336.3           32,336.3
                                                    _________
                                                    _________

Equity securities:
   Common stocks:
     Public utilities                       16.1    $    20.9               20.9
     Banks, trust and insurance
      companies                            222.8        481.4              481.4
     Industrial, miscellaneous
      and all other                        591.6        683.0              683.0
                                       _________    _________          _________
        Total common stocks                830.5      1,185.3            1,185.3
   Nonredeemable preferred stocks          132.9        147.5              147.5
                                       _________    _________          _________
        Total equity securities            963.4    $ 1,332.8            1,332.8
                                       _________    _________          _________
                                                    _________

Short-term investments                     723.2                           723.2
Mortgage loans                           6,700.9                         6,700.9
Real estate                                850.2                           850.2
Policy loans                               707.3                           707.3
Other                                      713.4 (1)                       835.5 (2)
                                       _________                       _________

        Total investments              $42,099.8                       $43,486.2
                                       _________                       _________
                                       _________                       _________
________________________

* See Notes 1 and 4 of Notes to Financial Statements in the Company's 1996 Annual Report.

(1) Excludes investments in affiliates of $122.1 million.
(2) Includes investments in affiliates of $122.1 million.

                   AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information

                            AETNA INC.

                       Statement of Income


For the year ended December 31,
(Millions)                               1996
                                         ____
Net investment income                    $   1.2
                                         _______

       Total revenue                         1.2

Operating expenses                            .2
                                         _______

       Total expenses                         .2
                                         _______

Income before income taxes
 and equity in earnings of affiliates        1.0
Current income taxes                          .5
Equity in earnings of affiliates           204.6
                                         _______

Income from continuing operations          205.1

Discontinued Operations, net of tax:
 Income from operations                    182.2
 Gain on sale                              263.7
                                         _______
Net income                               $ 651.0
                                         _______
                                         _______
________________________


See Notes to Condensed Financial Statements.


                   AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information

                            AETNA INC.

                          Balance Sheet

As of December 31,
(Millions, except share data)                  1996
                                               ____
         ASSETS

Investments:
   Short-term investments                     $     8.8
   Investments in affiliates                   10,842.3
                                              _________
     Total investments                         10,851.1
Cash and cash equivalents                          26.9
Due from affiliates                                 6.0
Affiliate dividends receivable                    100.0
Deferred income taxes                               4.0
                                              _________
Total assets                                  $10,988.0
                                              _________
                                              _________

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Dividends payable to shareholders          $    36.9
   Other liabilities                               40.1
   Current income taxes                            21.3
                                              _________
         Total liabilities                         98.3
                                              _________

Shareholders' Equity:
   Class C Voting Mandatorily
    Convertible Preferred Stock
    ($.01 par value; 15,000,000 shares
    authorized; 11,655,546 issued
    and outstanding)                              865.4
   Common stock ($.01 par value; 500,000,000
     shares authorized; 150,084,799 issued;
     and 150,084,799 outstanding)               4,032.8
   Net unrealized capital gains                   340.0
   Retained earnings                            5,651.5
                                              _________
       Total shareholders' equity              10,889.7
                                              _________

         Total                                $10,988.0
                                              _________
                                              _________
________________________

See Notes to Condensed Financial Statements.

                   AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information

                            AETNA INC.

                Statement of Shareholders' Equity

                                                      Class C
                                                       Voting
                                                  Mandatorily
                                                  Convertible            Net Unrealized
For the year ended December 31, 1996                Preferred  Common     Capital Gains   Retained   Treasury
(Millions, except share data)         Total            Stock   Stock      (Losses) (1)    Earnings      Stock
_____________________________________________________________________________________________________________
Balances at December 31, 1995         $ 7,272.8   $       -    $ 1,448.2  $   641.1       $ 5,195.6  $ (12.1)
____________________________________________________________________________________________________________
Net income                                651.0                                               651.0
Change in net unrealized capital gains
  or losses                              (301.1)                             (301.1)
Class C Voting Mandatorily Convertible
 Preferred stock issued for U.S.
 Healthcare merger (11,655,546 shares)    865.4       865.4
Common shares issued for U.S.
 Healthcare merger (34,988,615 shares)  2,580.1                  2,580.1
Stock options issued for U.S.
 Healthcare merger                         24.8                     24.8
Common stock issued for benefit plans
  (1,563,491 shares)                       75.1                     75.1
Repurchase of common shares
  (1,194,400 shares)                      (83.3)                   (83.3)
Common stock dividends                   (170.0)                                             (170.0)
Preferred stock dividends                 (25.1)                                              (25.1)
Treasury stock retired                        -                    (12.1)                               12.1
                                      ______________________________________________________________________
Balances at December 31, 1996         $10,889.7    $   865.4   $ 4,032.8  $   340.0       $ 5,651.5  $     -
____________________________________________________________________________________________________________

See Notes to Condensed Financial Statements.

(1) Excludes unrealized capital gains and losses attributable to assets supporting discontinued products and to assets supporting experience rated contracts.


                    AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                  Condensed Financial Information

                            AETNA INC.

                     Statement of Cash Flows

For the year ended December 31,
(Millions)                                          1996
                                                    ____
Cash Flows from Operating Activities:
 Net income                                         $ 651.0
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Income from Discontinued Operations               (182.2)
   Equity in earnings of affiliates                  (204.6)
   Gain on sale of Discontinued Operations           (263.7)
   Other, net                                          27.7
                                                    _______
     Net cash provided by operating activities         28.2
                                                    _______
Cash Flows from Investing Activities:
 Proceeds from sales of short-term investments        184.4
 Cost of investments in short-term investments       (193.2)
 Cost of investment in U.S. Healthcare             (5,243.9)
 Capital contributions to affiliates                 (500.0)
 Dividends received from affiliates                 5,938.0
 Other, net                                            35.2
                                                    _______
   Net cash provided by investing activities          220.5
                                                    _______
Cash Flows from Financing Activities:
 Stock issued under benefit plans                      75.1
 Common shares repurchased                            (83.3)
 Dividends paid to shareholders                      (237.3)
                                                    _______
   Net cash used for financing activities            (245.5)
                                                    _______
Net increase in cash and cash equivalents               3.2
Cash and cash equivalents, beginning of year           23.7
                                                    _______
Cash and cash equivalents, end of year              $  26.9
                                                    _______
                                                    _______
________________________

See Notes to Condensed Financial Statements.

                    AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                  Condensed Financial Information

                            AETNA INC.

              Notes to Condensed Financial Statements

1.  Background of Organization

Aetna Inc. was incorporated under the Stock Corporation Act of the state of Connecticut on March 25, 1996 for the purpose of effectuating the combination of Aetna Services, Inc. (formerly Aetna Life and Casualty Company) ("Aetna Services") and U.S. Healthcare, Inc. ("U.S. Healthcare") in accordance with the terms of the Agreement and Plan of Merger dated as of March 30, 1996. Aetna's merger with U.S. Healthcare was consummated on July 19, 1996. As a result of the merger, Aetna Services and U.S. Healthcare are each direct wholly-owned subsidiaries of Aetna Inc.

The accompanying condensed financial statements include the results of operations of Aetna Services from January 1, 1996 and of U.S. Healthcare from July 19, 1996 which are reflected as Equity in Earnings of Affiliates on the Statement of Income. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Annual Report.

2.  Guarantee of Debt Securities

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348,000,000 9 1/2% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C., a wholly-owned subsidiary of Aetna Services. Aetna Capital L.L.C. has issued $275,000,000 of redeemable preferred stock and the Subordinated Debentures represent substantially all of the assets of Aetna Capital L.L.C. See Note 13 to the Consolidated Financial Statements in the Annual Report for a description of outstanding debt.

3.  Dividends

Cash dividends paid to Aetna Inc. by Aetna Services and U.S. Healthcare for the year ended December 31, 1996 were $5.3 billion and $.6 million, respectively. This included the dividend by Aetna Services of the net proceeds from the sale of the property-casualty operations. The dividends from Aetna Services were used to finance the cash portion of the U.S. Healthcare merger consideration. See Note 16 to the Consolidated Financial Statements in the Annual Report for a description of dividend restrictions.

                    AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                  Condensed Financial Information

                            AETNA INC.

        Notes to Condensed Financial Statements (Continued)

4.  Accounting Changes

See Note 1 to the Consolidated Financial Statements in the Annual
Report for a description of accounting changes.


5.  Discontinued Products

See Note 9 to the Consolidated Financial Statements in the Annual
Report for a description of discontinued products.


6.  Sales of Subsidiaries

See Note 3 to the Consolidated Financial Statements in the Annual
Report for a description of the sales of subsidiaries.


7.  Severance and Facilities Charges

See Note 8 to the Consolidated Financial Statements in the Annual
Report for a description of the severance and facilities charges.


8.  Income Taxes

See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of income taxes.

                   AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information

                       AETNA SERVICES, INC.

                       Statements of Income


For the years ended December 31,
(Millions)                               1995         1994
                                         ____         ____
Premiums                                 $   1.2      $   1.5
Net investment income (expense)              1.0         (7.9)
Net realized capital losses                  (.2)        (7.9)
                                         _______      _______

       Total revenue                         2.0        (14.3)

Current and future benefits                   .4           .9
Operating expenses                          39.2         32.1
Interest expense                           108.3         92.5
                                         _______      _______

       Total benefits and expenses         147.9        125.5
                                         _______      _______

Losses before income taxes
 (benefits) and equity in earnings
 of affiliates                            (145.9)      (139.8)
Income taxes (benefits):
  Current                                  (57.2)       (23.2)
  Deferred                                   3.1        (19.4)
Equity in earnings of affiliates           565.7        506.6
                                         _______      _______

Income from continuing operations          473.9        409.4

Income (Loss) from Discontinued
 Operations, net of tax                   (222.2)        58.1
                                         _______      _______

Net income                               $ 251.7      $ 467.5
                                         _______      _______
                                         _______      _______

________________________

See Notes to Condensed Financial Statements.


                   AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information

                       AETNA SERVICES, INC.

                          Balance Sheet

As of December 31,
(Millions, except share data)                  1995
                                               ____
         ASSETS

Investments:
   Debt securities, available for sale
    at fair value (cost of $3.9)               $    3.9
   Equity securities, at market
     (cost $18.4)                                  14.9
   Short-term investments                          10.2
   Other                                            8.7
   Investments in affiliates:
     Insurance and financial services
       companies                                4,830.4
     International insurance and
       financial services companies               780.2
     Discontinued Operations                    3,932.8
                                              _________
         Total investments                      9,581.1
Cash and cash equivalents                          23.7
Premiums due and other receivables                  5.6
Due from affiliates                                61.3
Accrued investment income                           3.2
Deferred income taxes                             304.8
Other assets                                       43.2
                                              _________
         Total assets                         $10,022.9
                                              _________
                                              _________

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Insurance reserve liabilities              $    45.8
   Dividends payable to shareholders               79.2
   Long-term debt                                 958.0
   Short-term debt                                329.9
   Other liabilities                              238.7
   Liability for postretirement
    benefits other than pensions                  609.5
   Due to affiliates                              356.0
   Current income taxes                           133.0
                                              _________
         Total liabilities                      2,750.1
                                              _________

Shareholders' Equity:
   Common stock (no par value;
     250,000,000 shares authorized;
     115,013,675 issued; and
     114,727,093 outstanding)                   1,448.2
   Net unrealized capital gains                   641.1
   Retained earnings                            5,195.6
   Treasury stock, at cost                        (12.1)
                                              _________
       Total shareholders' equity               7,272.8
                                              _________

         Total                                $10,022.9
                                              _________
                                              _________
________________________


See Notes to Condensed Financial Statements.


                   AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                 Condensed Financial Information

                      AETNA SERVICES, INC.

                Statements of Shareholders' Equity


                                                             Net Unrealized
Two years ended December 31, 1995                Common      Capital Gains    Retained   Treasury
(Millions, except share data)         Total      Stock        (Losses) (1)    Earnings      Stock
_________________________________________________________________________________________________
Balances at December 31, 1993         $ 7,043.1   $ 1,422.0  $   648.2        $ 5,103.3  $(130.4)
________________________________________________________________________________________________
Net income                                467.5                                   467.5
Change in net unrealized capital gains
  or losses                            (1,719.7)              (1,719.7)
Common stock issued for benefit plans
  (457,191 shares)                         26.1                                             26.1
Loss on issuance of treasury stock         (2.8)       (2.8)
Common stock dividends                   (311.2)                                 (311.2)
                                      __________________________________________________________
Balances at December 31, 1994         $ 5,503.0   $ 1,419.2  $(1,071.5)       $ 5,259.6  $(104.3)
________________________________________________________________________________________________
Net income                                251.7                                   251.7
Change in net unrealized capital gains
  or losses                             1,712.6                1,712.6
Common stock issued for benefit plans
  (2,069,335 shares)                       97.4         5.2                                 92.2
Gain on issuance of treasury stock         23.8        23.8
Common stock dividends                   (315.7)                                 (315.7)
                                      __________________________________________________________
Balances at December 31, 1995         $ 7,272.8   $ 1,448.2  $   641.1        $ 5,195.6  $ (12.1)
________________________________________________________________________________________________


See Notes to Condensed Financial Statements.
(1) Excludes unrealized capital gains and losses attributable to assets supporting discontinued products and to assets supporting experience rated contracts.


                    AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                  Condensed Financial Information

                       AETNA SERVICES, INC.

                     Statements of Cash Flows

For the years ended December 31,
(Millions)                                          1995         1994
                                                    ____         ____
Cash Flows from Operating Activities:
   Net income                                       $ 251.7      $ 467.5
   Adjustments to reconcile net income
    to net cash used for operating activities:
     Loss (Income) from Discontinued Operations       222.2        (58.1)
     Decrease (Increase) in premiums due and
      other receivables                               116.4        (12.3)
     Increase in accrued investment income             (1.6)        (0.3)
     Depreciation and amortization                      0.1          0.1
     Increase in income taxes                           0.5         93.1
     Net decrease in other assets and other
      liabilities                                     (70.3)       (19.7)
     Increase in insurance reserve liabilities         45.2          0.1
     Equity in earnings of affiliates                (565.7)      (506.6)
     Net realized capital losses                        0.2          7.9
     Amortization of net investment discounts          (0.2)        (0.2)
     Other, net                                       (36.0)       (90.6)
                                                    _______      _______
       Net cash used for operating activities         (37.5)      (119.1)
                                                    _______      _______
Cash Flows from Investing Activities:
 Proceeds from sales of:
   Equity securities                                      -          1.1
   Short-term investments                           1,289.3      1,200.3
 Cost of investments in:
   Debt securities available for sale                  (0.1)        (3.8)
   Equity securities                                   (0.1)       (21.8)
   Short-term investments                          (1,272.2)    (1,139.6)
   Real estate                                            -         (1.0)
 Capital contributions to affiliates                 (303.0)           -
 Dividends received from affiliates                   451.7            -
 Other, net                                          (139.6)        17.2
                                                    _______      _______
   Net cash provided by investing activities           26.0         52.4
                                                    _______      _______
Cash Flows from Financing Activities:
   Issuance of long-term debt                            .6           .6
   Issuance of subordinated debentures
     to affiliates                                        -        348.1
   Stock issued under benefit plans                   121.2         23.3
   Repayment of long-term debt                       (100.8)           -
   Net increase in short-term debt                    329.9            -
   Dividends paid to shareholders                    (315.7)      (311.2)
                                                    _______      _______
     Net cash provided by financing activities         35.2         60.8
                                                    _______      _______
Effect of exchange rate on cash
 and cash equivalents                                     -          0.1
                                                    _______      _______
Net increase (decrease) in cash and
 cash equivalents                                      23.7         (5.8)
Cash and cash equivalents, beginning of year              -          5.8
                                                    _______      _______
Cash and cash equivalents, end of year              $  23.7      $     -
                                                    _______      _______
                                                    _______      _______
Supplemental disclosure of cash flow
 information:
     Interest paid                                  $ 117.8      $  90.6
                                                    _______      _______
                                                    _______      _______
     Income taxes received, net                     $  70.2      $ 150.3
                                                    _______      _______
                                                    _______      _______
________________________

See Notes to Condensed Financial Statements.


                    AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                  Condensed Financial Information

                       AETNA SERVICES, INC.

              Notes to Condensed Financial Statements

The accompanying condensed financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Annual Report. Certain reclassifications were made to 1994 financial information to conform to 1995 presentation.

1.  Merger with U.S. Healthcare, Inc.

The merger between Aetna Services, Inc. (formerly Aetna Life and Casualty Company) ("Aetna Services") and U.S. Healthcare, Inc. ("U.S. Healthcare") was consummated on July 19, 1996. As a result of the merger, Aetna Services and U.S. Healthcare are each direct, wholly-owned subsidiaries of Aetna Inc. (See pages 41 through 46 for condensed financial information of Aetna Inc. for the year ended December 31, 1996.)

2.  Long-Term Debt

(Millions)                                    1995
                                              ____
     Long-term debt:
     Notes, 8 5/8% due 1998                   $    99.8
     Notes, 6 3/8% due 2003                       198.9
     Debentures, 6 3/4% due 2013                  198.4
     Eurodollar Notes, 7 3/4% due 2016             63.5
     Debentures, 8% due 2017                      199.1
     Debentures, 7 1/4% due 2023                  198.3
                                              _________
                                              $   958.0
                                              _________
                                              _________


3.  Dividends

The amounts of cash dividends paid to Aetna Services by insurance affiliates for the years ended December 31, 1995 and 1994 were as follows:


(Millions)                        1995          1994
                                  ____          ____
Consolidated subsidiaries         $451.7        $  -
                                  ______        ____
                                  ______        ____


See Note 16 to the Consolidated Financial Statements in the Annual Report for a description of dividend restrictions from the consolidated insurance subsidiaries to Aetna Services.

4.  Due Affiliates

See Note 14 to the Consolidated Financial Statements in the Annual Report for a description of amount due to Aetna Capital L.L.C., a subsidiary of Aetna Services.

                    AETNA INC. AND SUBSIDIARIES

                           SCHEDULE II

                  Condensed Financial Information

                        AETNA SERVICES, INC.

        Notes to Condensed Financial Statements (Continued)

5.  Accounting Changes

See Note 1 to the Consolidated Financial Statements in the Annual
Report for a description of accounting changes.


6.  Discontinued Products

See Note 9 to the Consolidated Financial Statements in the Annual
Report for a description of discontinued products.


7.  Sales of Subsidiaries

See Note 3 to the Consolidated Financial Statements in the Annual
Report for a description of the sales of subsidiaries.


8.  Income Taxes

See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of income taxes.

                   AETNA INC. AND SUBSIDIARIES

                            SCHEDULE III

                Supplementary Insurance Information

            As of and for the year ended December 31, 1996


                                Deferred                  Unpaid              Policyholders'
                                  policy      Future      claims                  funds left
                             acquisition      policy   and claim     Unearned       with the   Premium
Segment                            costs    benefits    expenses     premiums        Company   revenue
_______                      ___________   _________   _________    _________    ___________ _________
(Millions)
Aetna U.S. Healthcare        $    39.2     $ 2,509.1   $ 1,724.3    $   252.8    $   579.9   $ 7,765.2
Aetna Retirement Services      1,488.1       3,935.8        30.1            -     10,868.1       180.7
International                    699.6       3,370.1        73.5         80.8        434.0     1,166.1
Large Case Pensions                  -       9,168.3         1.4            -      8,019.7       176.8
                             _________     _________   _________    _________    _________   _________

  Total                      $ 2,226.9     $18,983.3   $ 1,829.3    $   333.6    $19,901.7   $ 9,288.8
                             _________     _________   _________    _________    _________   _________
                             _________     _________   _________    _________    _________   _________


                                          Other income
                                            (including            Amortization of
                                    Net       realized    Current deferred policy    Other
                             investment  capital gains and future    acquisition operating    Premiums
Segment                      income (1)    and losses)   benefits         costs   expenses(3)  written(4)
_______                      _________   _____________ __________  ____________  _________   _________
(Millions)
Aetna U.S. Healthcare        $   414.6     $ 1,553.9   $ 6,622.4    $    11.9    $ 2,973.9   $ 6,982.8
Aetna Retirement Services      1,086.7         494.8     1,035.9         74.3        386.5           -
International                    334.2         130.7       996.8         73.9        388.4       292.0
Large Case Pensions            1,649.2         112.3     1,484.0 (2)        -         58.6           -
Corporate                         80.5          17.5           -            -        717.9           -
                             _________     _________   _________    _________    _________   _________

  Total                      $ 3,565.2     $ 2,309.2   $10,139.1    $   160.1    $ 4,525.3   $ 7,274.8
                             _________     _________   _________    _________    _________   _________
                             _________     _________   _________    _________    _________   _________


(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2) Includes reductions of the loss on discontinued products.

(3) Includes operating expenses, interest expense, amortization of goodwill and other acquired intangible assets and severance and facilities charges.

(4) Excludes life insurance business pursuant to Regulation S-X.


                    AETNA INC. AND SUBSIDIARIES

                            SCHEDULE III

                Supplementary Insurance Information

            As of and for the year ended December 31, 1995



                                Deferred                  Unpaid               Policyholders'
                                  policy      Future      claims                   funds left
                             acquisition      policy   and claim      Unearned       with the    Premium
Segment                            costs    benefits    expenses      premiums        Company    revenue
_______                      ___________   _________   _________     _________    ___________  _________
(Millions)
Aetna U.S. Healthcare        $    50.5     $ 2,485.2   $ 1,285.3     $    86.8    $   634.4    $ 5,949.7
Aetna Retirement Services      1,320.8       3,917.4        30.2             -     10,704.4        260.2
International                    581.8       2,691.9        82.8          55.3        851.7      1,038.5
Large Case Pensions                  -       9,278.4         1.5             -     10,708.2        264.9
Corporate                            -             -       163.3            .3            -            -
                             _________     _________   _________     _________    _________    _________
  Total                      $ 1,953.1     $18,372.9   $ 1,563.1     $   142.4    $22,898.7    $ 7,513.3
                             _________     _________   _________     _________    _________    _________
                             _________     _________   _________     _________    _________    _________


                                          Other income
                                            (including            Amortization of
                                    Net       realized    Current deferred policy      Other
                             investment  capital gains and future     acquisition  operating    Premiums
Segment                      income (1)    and losses)   benefits           costs   expenses(2)  written(3)
_______                     ___________  _____________ __________    ____________ __________   _________
(Millions)
Aetna U.S. Healthcare       $   364.0    $ 1,301.7     $ 5,100.4     $    22.2    $ 2,038.4    $ 5,016.5
Aetna Retirement Services     1,044.1        401.8       1,061.4          46.1        303.8            -
International                   308.7        112.6         911.2          70.8        350.5        234.8
Large Case Pensions           1,850.6        153.4       2,036.1             -        100.1            -
Corporate                         7.7          2.0             -             -        292.7            -
                            _________    _________     _________     _________   __________    _________
  Total                     $ 3,575.1    $ 1,971.5     $ 9,109.1     $   139.1    $ 3,085.5    $ 5,251.3
                            _________    _________     _________     _________    _________    _________
                            _________    _________     _________     _________    _________    _________



(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2) Includes operating expenses, interest expense and amortization of goodwill and other acquired intangible assets.

(3) Excludes life insurance business pursuant to Regulation S-X.


                   AETNA INC. AND SUBSIDIARIES

                            SCHEDULE III

                Supplementary Insurance Information

            As of and for the year ended December 31, 1994



                               Deferred                  Unpaid              Policyholders'
                                 policy     Future       claims                  funds left
                            acquisition     policy    and claim     Unearned       with the      Premium
Segment                           costs   benefits     expenses     premiums        Company      revenue
_______                     ___________  _________    _________    _________    ___________    _________
(Millions)
Aetna U.S. Healthcare       $    74.2    $ 2,487.4    $ 1,204.5    $   137.5    $    682.1     $  5,611.5
Aetna Retirement Services     1,139.6      3,274.1         25.3            -       9,106.2          235.7
International                   477.2      2,293.1         54.1         41.5         839.4          887.1
Large Case Pensions                 -      9,916.9          1.5            -      12,548.7          234.4
Corporate                           -            -        104.0           .4             -              -
                            _________    _________    _________    _________    __________     __________

  Total                     $ 1,691.0    $17,971.5    $ 1,389.4    $   179.4    $ 23,176.4     $  6,968.7
                            _________    _________    _________    _________    __________     __________
                            _________    _________    _________    _________    __________     __________



                                          Other income
                                            (including            Amortization of
                                    Net       realized    Current deferred policy      Other
                             investment  capital gains and future     acquisition  operating    Premiums
Segment                      income (1)    and losses)   benefits           costs   expenses(2)  written(3)
_______                     ___________  _____________ __________    ____________ __________   _________
(Millions)
Aetna U.S. Healthcare       $   351.6    $ 1,176.0     $ 4,755.1     $    40.5    $ 1,805.4    $ 4,669.8
Aetna Retirement Services       958.7        310.4         983.5          27.4        258.9            -
International                   308.4        101.5         782.7          65.7        349.8        199.0
Large Case Pensions           2,017.4        103.4       2,175.9             -         98.2            -
Corporate                        (4.7)        (5.0)         22.2             -        293.6            -
                            _________    _________     _________     _________    _________    _________

  Total                     $ 3,631.4    $ 1,686.3     $ 8,719.4     $   133.6    $ 2,805.9    $ 4,868.8
                            _________    _________     _________     _________    _________    _________
                            _________    _________     _________     _________    _________    _________


(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2) Includes operating expenses, interest expense and amortization of goodwill and other acquired intangible assets.

(3) Excludes life insurance business pursuant to Regulation S-X.


                          AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                   Reinsurance*



For the years ended December 31,
(Millions)

                                                                                          Percentage
                                              Ceded to       Assumed                      of amount
                                  Gross       other          from other     Net           assumed
                                  amount      companies      companies      amount        to net
                                  ______      _________      _________      _________     ________
1996**
____
Premiums:
   Life insurance                 $ 2,248.2   $    85.6      $    42.8      $ 2,205.4          1.9%
   Accident and health insurance    7,073.2        62.1           23.5        7,034.6           .3
   Property-casualty insurance         95.1        50.1            3.8           48.8          7.8
                                  _________   _________      _________      _________

         Total premiums           $ 9,416.5   $   197.8      $    70.1      $ 9,288.8           .8%
                                  _________   _________      _________      _________
                                  _________   _________      _________      _________

1995**
____
Premiums:
   Life insurance                 $ 2,253.4   $    72.1      $    43.9      $ 2,225.2          2.0%
   Accident and health insurance    5,286.4        48.3            9.4        5,247.5           .2
   Property-casualty insurance         98.2        57.6              -           40.6            -
                                  _________   _________      _________      _________

         Total premiums           $ 7,638.0   $   178.0      $    53.3      $ 7,513.3           .7%
                                  _________   _________      _________      _________
                                  _________   _________      _________      _________

1994**
____
Premiums:
   Life insurance                 $ 2,150.3   $    64.6      $    37.8      $ 2,123.5          1.8%
   Accident and health insurance    4,852.3        63.0           17.1        4,806.4           .4
   Property-casualty insurance         98.1        60.5            1.2           38.8          3.1
                                  _________   _________      _________      _________

         Total premiums           $ 7,100.7   $   188.1      $    56.1      $ 6,968.7           .8%
                                  _________   _________      _________      _________
                                  _________   _________      _________      _________


 * Excludes intercompany transactions.

** Net life insurance in force was $381.4 billion, $362.8 billion and $358.1 billion at December 31, 1996, 1995 and 1994, respectively.


                        AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE V

                  Valuation and Qualifying Accounts and Reserves




For the years ended December 31,
(Millions)
                                                                     Additions
                                                             _________________________
                                                  Balance
                                                  at                      Charged
                                                  December  Charged       (credited)                 Balance
                     Balance at                   31, 1995  (credited)    to other                   at end
                     beginning                    as        to costs and  accounts-     Deductions-  of
                     of period     Adjustments    adjusted  expenses (1)  describe (2)  describe (3) period
                     __________    ___________    ________  ____________  ___________   ___________  _______
1996
____
Asset valuation
reserves:
    Mortgage loans   $    604.9    $        -     $  604.9  $   (33.0)    $   (67.6)  $    (257.3)   $ 247.0
    Real estate           130.6          52.9 (4)    183.5       27.1           1.9         (70.4)     142.1
    Other                   2.8             -          2.8          -             -             -        2.8
                      _________    __________     ________  _________     _________   ___________    _______

                     $    738.3    $     52.9     $  791.2  $    (5.9)    $   (65.7)  $    (327.7)   $ 391.9
                     __________    __________     ________  _________     _________   ___________    _______
                     __________    __________     ________  _________     _________   ___________    _______

1995
____
Asset valuation
reserves:
    Mortgage loans   $    647.5    $    208.5 (5) $  856.0  $    10.4     $    (5.0)  $    (256.5)   $ 604.9
    Real estate           111.4             -        111.4        3.3          55.5         (39.6)     130.6
    Other                   6.0             -          6.0          -             -          (3.2)       2.8
                      _________    __________     ________  _________     _________   ___________    _______

                     $    764.9    $    208.5     $  973.4  $    13.7     $    50.5   $    (299.3)   $ 738.3
                     __________    __________     ________  _________     _________   ___________    _______
                     __________    __________     ________  _________     _________   ___________    _______

1994
____
Asset valuation
reserves:
    Debt securities  $     79.0    $        -     $   79.0  $     3.8     $    14.7   $     (97.5)   $     -
    Mortgage loans      1,122.4             -      1,122.4       47.2         197.9        (720.0)     647.5
    Equity securities       3.3             -          3.3          -             -          (3.3)         -
    Real estate           214.4             -        214.4       (4.5)         24.2        (122.7)     111.4
    Other                   6.0             -          6.0          -             -             -        6.0
                     __________    __________     ________  _________     _________   ___________    _______

                     $  1,425.1    $        -     $1,425.1  $    46.5     $   236.8   $    (943.5)   $ 764.9
                     __________    __________     ________  _________     _________   ___________    _______
                     __________    __________     ________  _________     _________   ___________    _______

(1) Charged to net realized capital (gains) losses in the Consolidated Statements of Income.

(2) Reflects additions to (reductions of) reserves related to assets supporting experience rated contracts and discontinued products for which a corresponding reduction was included in
    Policyholders' Funds Left with the Company in the Consolidated Balance Sheets and the reserve for future losses, respectively.

(3) Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.

(4) As a result of the adoption of FAS No. 121, valuation reserves at January 1, 1996 were increased by $52.9 million in connection with the reversal of previously recorded accumulated depreciation related to properties held for sale.

(5) The general reserve at December 31, 1994 excluded reserves of approximately $208.5 million related to experience rated products.


                            SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 28, 1997
                             AETNA INC.
                            (Registrant)

                             By  /s/ Robert J. Price
                                     _______________________________
                                           (Signature)
                                     Robert J. Price
                                     Vice President and
                                     Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 1997.


  *                                           *
___________________________________         _______________________________
Ronald E. Compton, Chairman,                Gerald Greenwald, Director
President and Director
(Principal Executive Officer)

  *                                           *
___________________________________         _______________________________
Leonard Abramson, Director                  Ellen M. Hancock, Director

  *                                           *
___________________________________         _______________________________
Betsy Z. Cohen, Director                    Michael H. Jordan, Director

  *                                           *
___________________________________         _______________________________
William H. Donaldson, Director              Jack D. Kuehler, Director

  *                                           *
___________________________________         _______________________________
Barbara Hackman Franklin, Director          Frank R. O'Keefe, Jr., Director

  *                                           *
___________________________________         _______________________________
Jerome S. Goodman, Director                 Judith Rodin, Director

  *                                           *
___________________________________         _______________________________
Earl G. Graves, Director                    Richard L. Huber, Vice Chairman
                                            for Strategy and Finance
                                            (Principal Financial Officer)
                                            and Director
/s/ Robert J. Price
___________________________________
    Robert J. Price, Vice President
    and Corporate Controller
    (Controller)

* By  /s/ Robert J. Price
      _____________________________
          Robert J. Price
          (Attorney-in-Fact)

                                       INDEX TO EXHIBITS



Exhibit                                                                          Filing
Number     Description of Exhibit                                                Method
______     ______________________                                                ______


(3)        Articles of Incorporation and By-Laws.

(3.1)      Aetna Inc. Bylaws, as amended.                                         Electronic

(10)       Material contracts.

(10.1)     The Aetna Inc. Non-Employee Director Deferred Stock and
           Deferred Compensation Plan, as amended.                                Electronic

(10.2)     Notification from Aetna Services, Inc. dated October 22, 1996
           electing to reduce Credit Facility to $1.5 billion.                    Electronic

(12)       Statement re computation of ratios.                                    Electronic

           Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and Aetna Services for the year ended December
           31, 1996.

           Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1996, 1995, 1994, 1993, and 1992 and Aetna
           Services for the year ended December 31, 1996.

(13)       Annual Report to security holders.                                     Electronic

           Selected Financial Data, Management's Discussion and Analysis of
           Financial Condition and Results of Operations, Consolidated
           Financial Statements and the report of the Company's independent auditors, and unaudited Quarterly Data from the Annual Report.

(21)       Subsidiaries of the registrant.                                        Electronic

           A listing of subsidiaries of Aetna Inc.

(23)       Consents of experts and counsel.                                       Electronic

           Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24)       Powers of attorney.                                                    Electronic

(27)       Financial data schedule.                                               Electronic

