Form 10-Q
period 1997-03-31
AETNA INC
filed 1997-05-06
CIK 1013761

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  March 31, 1997
                               ________________


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
                                                     ______________________


                              Not Applicable
__________________________________________________________________________
            (Former name, former address and former fiscal year,
                       if changed since last report)



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




                                            Shares Outstanding
   Title of Class                           at March 31, 1997
  ________________                          __________________

Common Capital Stock
 $.01 par value                                 149,828,512

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                22

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      23


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 43

Item 5.  Other Information.                                 43

Item 6.  Exhibits and Reports on Form 8-K.                  44


Signatures                                                  45

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended
                                                              March 31,
                                                     __________________________
(Millions, except share and per common share data)   1997           1996
                                                     ____           ____


Revenue:
  Premiums....................................      $    3,087.4   $    1,878.4
  Net investment income.......................             840.1          886.3
  Fees and other income.......................             557.7          518.2
  Net realized capital gains..................               1.5           62.0
                                                    ____________   ____________
      Total revenue...........................           4,486.7        3,344.9
                                                    ____________   ____________

Benefits and expenses:
  Current and future benefits.................           3,157.1        2,271.4
  Operating expenses..........................             834.1          755.8
  Interest expense............................              56.0           31.6
  Amortization of goodwill and other
   acquired intangible assets.................              92.7            2.8
  Amortization of deferred policy
   acquisition costs..........................              45.4           37.0
  Reduction of loss on discontinued products..            (172.5)             -
  Reduction of severance and facilities
   reserve....................................             (14.0)             -
                                                    ____________   ____________
      Total benefits and expenses.............           3,998.8        3,098.6
                                                    ____________   ____________

Income from continuing operations
 before income taxes..........................             487.9          246.3
Income taxes
  Current.....................................             123.9           62.8
  Deferred....................................              84.7           18.0
                                                    ____________   ____________
      Total income taxes......................             208.6           80.8
                                                    ____________   ____________

Income from continuing operations.............             279.3          165.5
Income from Discontinued Operations,
 net of tax...................................                 -          182.2
                                                    ____________   ____________

      Net income .............................      $      279.3   $      347.7
                                                    ____________   ____________
                                                    ____________   ____________
      Net income applicable to
        common ownership......................      $      265.4   $      347.7
                                                    ____________   ____________
                                                    ____________   ____________

Results per common share:
Income from continuing operations.............      $       1.76   $       1.43
Income from Discontinued Operations,
 net of tax...................................                 -           1.57
                                                    ____________   ____________

  Net income .................................      $       1.76   $       3.00
                                                    ____________   ____________
                                                    ____________   ____________
  Dividends declared..........................      $        .20   $        .69
                                                    ____________   ____________
                                                    ____________   ____________

  Weighted average common shares and
   common share equivalents...................       151,134,594    115,765,475
                                                    ____________   ____________
                                                    ____________   ____________


See Condensed Notes to Financial Statements.


                    AETNA INC. AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS


                                                       March 31,       December 31,
(Millions)                                               1997              1996
                                                     ___________       ____________

Assets:
Investments:
  Debt securities available for sale,
     at fair value (amortized cost
     $31,009.1 and $31,441.4)..................      $  31,110.8       $  32,336.3
  Equity securities, at fair value
   (cost $1,010.3 and $963.4)..................          1,326.7           1,332.8
Short-term investments.........................            904.6             723.2
Mortgage loans.................................          6,468.0           6,700.9
Real estate....................................            679.2             850.2
Policy loans...................................            717.5             707.3
Other..........................................            783.9             835.5
                                                     ___________       ___________
      Total investments........................         41,990.7          43,486.2
Cash and cash equivalents......................          1,606.3           1,462.6
Accrued investment income......................            591.1             598.6
Premiums due and other receivables.............          1,461.2           1,190.4
Deferred income taxes..........................             33.4                 -
Deferred policy acquisition costs..............          2,305.0           2,226.9
Goodwill and other acquired intangible assets..          8,468.7           8,432.6
Other assets...................................          1,065.2           1,070.1
Separate Accounts assets.......................         34,291.4          34,445.5
                                                     ___________       ___________
      Total assets.............................      $  91,813.0       $  92,912.9
                                                     ___________       ___________
                                                     ___________       ___________


See Condensed Notes to Financial Statements.


                  AETNA INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                           (Continued)


                                                         March 31,       December 31,
(Millions, except share and per common share data)         1997              1996
                                                       __________        ____________

Liabilities:
  Future policy benefits........................       $  17,865.2       $  17,783.4
  Unpaid claims.................................           3,055.2           3,029.2
  Unearned premiums.............................             191.3             333.6
  Policyholders' funds left with the Company....          19,063.9          19,901.7
                                                       ___________       ___________
      Total insurance liabilities...............          40,175.6          41,047.9
  Dividends payable to shareholders.............              36.9              36.9
  Short-term debt...............................             434.3             282.8
  Long-term debt................................           2,376.3           2,380.0
  Current income taxes..........................             218.1             164.3
  Deferred income taxes.........................                 -              31.7
  Other liabilities.............................           2,900.5           3,202.3
  Participating policyholders' interests........             215.1             221.7
  Separate Accounts liabilities.................          34,273.4          34,380.6
                                                       ___________       ___________
      Total liabilities.........................          80,630.2          81,748.2
                                                       ___________       ___________

  Aetna-obligated mandatorily redeemable
    preferred securities of subsidiary
    limited liability company holding
    primarily debentures guaranteed by Aetna....             275.0             275.0
                                                       ___________       ___________

Commitments and Contingent Liabilities
 (Notes 5, 8 and 12)
Shareholders' Equity:
  Class C Voting Mandatorily Convertible
   Preferred Stock ($.01 par value; 15,000,000
   shares authorized; 11,655,477 in 1997 and
   11,655,546 in 1996 issued and outstanding)...             865.4             865.4
  Common Stock ($.01 par value; 500,000,000
   shares authorized; 149,828,512 in 1997 and
   150,084,799 in 1996 issued and outstanding)..           4,011.5           4,032.8
  Net unrealized capital gains..................             143.9             340.0
  Retained earnings.............................           5,887.0           5,651.5
                                                       ___________       ___________

      Total shareholders' equity................          10,907.8          10,889.7
                                                       ___________       ___________

      Total liabilities, redeemable preferred
       securities and shareholders' equity......       $  91,813.0       $  92,912.9
                                                       ___________       ___________
                                                       ___________       ___________

  Shareholders' equity per common share.........       $     67.03       $     66.79
                                                       ___________       ___________
                                                       ___________       ___________


See Condensed Notes to Financial Statements.


                        AETNA INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Millions, except share data)
                                               Class C Voting
                                               Mandatorily             Net
                                               Convertible             Unrealized
                                               Preferred    Common     Capital        Retained  Treasury
Three Months Ended March 31, 1997    Total     Stock        Stock      Gains          Earnings  Stock
________________________________________________________________________________________________________


Balances at December 31, 1996        $10,889.7 $    865.4   $ 4,032.8  $   340.0      $ 5,651.5 $     -
_______________________________________________________________________________________________________

Net income..........................     279.3                                            279.3
Change in net unrealized capital
  gains.............................    (196.1)                           (196.1)
Common stock issued for benefit
  plans and other (856,713 shares)..      68.5                   68.5
Repurchase of common shares
  (1,113,000 shares)...............      (89.8)                 (89.8)
Common stock dividends..............     (29.9)                                           (29.9)
Preferred stock dividends...........     (13.9)                                           (13.9)
                                     __________________________________________________________________


Balances at March 31, 1997           $10,907.8 $    865.4   $ 4,011.5  $   143.9      $ 5,887.0 $     -
_______________________________________________________________________________________________________
                                     __________________________________________________________________




Three Months Ended March 31, 1996
_______________________________________________________________________________________________________


Balances at December 31, 1995        $ 7,272.8 $        -   $ 1,448.2  $   641.1     $ 5,195.6  $ (12.1)
_______________________________________________________________________________________________________

Net income..........................     347.7                                           347.7
Change in net unrealized capital
  gains.............................    (537.9)                           (537.9)
Common stock issued for benefit
  plans (460,098 shares)............      25.3                   25.3
Common stock dividends..............     (79.9)                                          (79.9)
                                     __________________________________________________________________


Balances at March 31, 1996           $ 7,028.0 $        -   $ 1,473.5  $   103.2     $ 5,463.4  $ (12.1)
_______________________________________________________________________________________________________
                                     __________________________________________________________________


See Condensed Notes to Financial Statements.


                        AETNA INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended
                                                                               March 31,
                                                                        ________________________
(Millions)                                                              1997           1996
                                                                        ____           ____
Cash Flows from Operating Activities:
   Net income........................................................   $   279.3      $   347.7
   Adjustments to reconcile net income to net
    cash used for operating activities:
      Income from Discontinued Operations............................           -         (182.2)
      Decrease in accrued investment income..........................         7.6           31.7
      Increase in premiums due and other receivables.................       (49.5)         (37.3)
      Increase in deferred policy acquisition costs..................       (75.3)         (51.7)
      Depreciation and amortization..................................       137.6           49.5
      Increase (decrease) in income taxes............................       135.1         (135.2)
      Net increase in other assets and other liabilities.............      (282.0)        (264.3)
      Decrease in insurance liabilities..............................      (306.5)        (199.8)
      Net realized capital gains.....................................        (1.5)         (62.0)
      Amortization of net investment discounts.......................       (31.5)         (26.5)
      Other, net.....................................................         6.5           (8.9)
                                                                        _________      _________
        Net cash used for operating activities.......................      (180.2)        (539.0)
                                                                        _________      _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................     4,582.8        3,407.9
      Equity securities..............................................       123.3          108.5
      Mortgage loans.................................................        13.6            8.7
      Real estate....................................................       177.5           47.7
      Other investments..............................................       134.2          130.6
      Short-term investments.........................................     4,607.0        6,757.2
   Investment maturities and repayments of:
      Debt securities available for sale.............................     1,023.7          700.1
      Mortgage loans.................................................       249.0          407.6
   Cost of investments in:
      Debt securities available for sale.............................    (5,112.4)      (3,749.0)
      Equity securities..............................................      (157.1)        (352.4)
      Mortgage loans.................................................       (41.7)         (53.8)
      Real estate....................................................        (8.1)         (34.1)
      Other investments..............................................      (391.4)        (288.5)
      Short-term investments.........................................    (4,759.1)      (6,736.8)
   Increase in property and equipment................................       (14.7)          (4.1)
   Net (increase) decrease in Separate Accounts......................        46.9            (.4)
   Other, net........................................................        (6.7)         377.1
                                                                        _________      _________
        Net cash provided by investing activities....................       466.8          726.3
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........       461.4          618.9
   Withdrawals of investment contracts...............................      (686.8)        (901.3)
   Issuance of long-term debt........................................          .1           24.9
   Repayment of long-term debt.......................................        (3.7)         (28.8)
   Common stock issued under benefit plans...........................        68.5           25.3
   Common stock acquired.............................................       (89.8)             -
   Net increase (decrease) in short-term debt........................       151.1           (1.3)
   Dividends paid to shareholders....................................       (43.8)         (79.9)
                                                                        _________      _________
        Net cash used for financing activities.......................      (143.0)        (342.2)
                                                                        _________      _________
Effect of exchange rate changes on cash and cash equivalents.........          .1             .7
                                                                        _________      _________
Net increase (decrease) in cash and cash equivalents.................       143.7         (154.2)
Cash and cash equivalents, beginning of period.......................     1,462.6        1,712.7
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 1,606.3      $ 1,558.5
                                                                        _________      _________
                                                                        _________      _________

Supplemental Cash Flow Information:
   Interest paid.....................................................   $    96.0      $    44.6
                                                                        _________      _________
                                                                        _________      _________
   Income taxes paid ................................................   $    61.8      $    59.0
                                                                        _________      _________
                                                                        _________      _________

See Condensed Notes to Financial Statements.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare") (formerly U.S. Healthcare, Inc. ("U.S. Healthcare")). Less than majority-owned entities in which the Company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1996 financial information to conform to the 1997 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 1996 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

(2) Future Application of Accounting Standards

Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities.

FAS No. 125 is effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending are not effective until January 1, 1998. Provisions effective in 1997 did not have a material effect on the Company's financial position or results of operations. The Company does not expect adoption of this statement for provisions effective in 1998 to have a material effect on its financial position or results of operations.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(2) Future Application of Accounting Standards (Continued)

FAS No. 128, Earnings per Share, was issued in February 1997. This statement provides new accounting and reporting standards for earnings per share. It will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock. This statement, effective for year-end 1997 financial statements, requires that prior period earnings per share data be restated. The Company does not expect adoption of this statement to have a material impact on earnings per common share amounts.

(3)  Earnings Per Common Share

Primary earnings per common share are computed using net income less preferred stock dividends divided by the weighted average number of common shares outstanding (including common share equivalents). Fully diluted earnings per common share are computed using net income divided by the weighted average number of common shares outstanding (including common share equivalents and other potentially dilutive securities). In determining primary earnings per common share, the 6.25% Class C Voting Mandatorily Convertible Preferred Stock ("Class C Stock") is not considered a common stock equivalent. It is included in the calculation of the Company's fully diluted earnings per common share. The weighted average number of shares of Class C Stock outstanding was 11.7 million for the three months ended March 31, 1997. There is not a material difference between primary and fully diluted earnings per common share.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(4)  Merger with U.S. Healthcare

The merger with U.S. Healthcare was consummated on July 19, 1996, and the Company's consolidated results of operations include U.S. Healthcare from that date.

The unaudited pro forma information below presents combined results of operations as if the merger with U.S. Healthcare (as well as the sale of Aetna's property-casualty operations - see Note 5) had occurred on January 1, 1996 and reflects adjustments which include interest expense related to the assumed financing of a portion of the cash consideration paid, interest income foregone related to the balance of the cash consideration paid, amortization of goodwill and other acquired intangible assets, and adjustments to conform U.S. Healthcare's accounting policies with Aetna Services' and to remove the effect of merger-related costs incurred by U.S. Healthcare prior to the merger.
No adjustment has been made to give effect to any synergies which may be realized as a result of the merger.

The unaudited pro forma information is not necessarily indicative of the consolidated results of operations of the combined company had the merger occurred at the beginning of 1996, nor is it necessarily indicative of future results.

                                                                     Three Months Ended
(in millions, except per common share data)                            March 31, 1996
___________________________________________                       _______________________

Revenue                                                                     $ 4,384.1
                                                                            _________
                                                                            _________

Net realized capital gains
  included in revenue                                                       $    64.8
                                                                            _________
                                                                            _________

Income before income taxes                                                  $   288.0

Income taxes                                                                    114.7
                                                                            _________

Net income                                                                  $   173.3
                                                                            _________
                                                                            _________

Net income per common share                                                 $    1.05
                                                                            _________
                                                                            _________


                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(5)  Sales of Subsidiaries

On April 2, 1996, the Company sold its property-casualty operations to an affiliate of The Travelers Insurance Group Inc. ("Travelers") for approximately $4.1 billion in cash. The sale resulted in an after-tax gain of $264 million ($218 million pretax) which was recorded in the second quarter of 1996.

The operating results of the property-casualty operations were presented as Discontinued Operations through the sale date. Operating results for the three months ended January 1 to March 31 were:

(Millions)                                          1996
_____________________________________________________________

Total revenue                                       $ 1,539.3
_____________________________________________________________
                                                    _________
Income before taxes                                 $   262.7
Income taxes                                             80.5
                                                    _________
Income from Discontinued Operations                 $   182.2
_____________________________________________________________
                                                    _________


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

On May 1, 1997, the Company sold Aetna Professional Management
Corporation, a physician management business, to MedPartners, Inc. In connection with the sale, the Company recorded an after-tax capital loss of $33 million ($24 million pretax) in the first quarter of 1997.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $339 million and $353 million for the three months ended March 31, 1997 and 1996, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains allocable to experience rated contractholders of $30 million and $38 million for the three months ended March 31, 1997 and 1996, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves are presented in the table below.

                                                March 31, 1997             December 31, 1996
                                             _____________________      ______________________
                                             Total                      Total
                                             Recorded     Specific      Recorded      Specific
(Millions)                                   Investment   Reserves      Investment    Reserves
______________________________________________________________________________________________

Supporting discontinued products             $   376.2    $    84.5     $   387.3     $   86.9
Supporting experience rated products             218.6         41.9         258.3         40.0
Supporting remaining products                    142.2         17.2         160.1         17.2
                                             _________________________________________________
 Total Impaired Loans                        $   737.0(1) $   143.6     $   805.7(1)  $  144.1
______________________________________________________________________________________________
                                             _________________________________________________

(1) Includes impaired loans of $258.6 million and $227.0 million, respectively, for which no specific reserves are considered necessary.

               AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(6) Investments (Continued)

The activity in the specific and general reserves for the three months ended March 31, 1997 and the twelve months ended December 31, 1996 is summarized below:

                                                          Supporting
                                             Supporting   Experience    Supporting
                                             Discontinued Rated         Remaining
(Millions)                                   Products     Products      Products      Total
______________________________________________________________________________________________

Balance at December 31, 1995                 $   287.5    $   228.3     $    89.1     $  604.9
______________________________________________________________________________________________


Credited to net realized capital gain                -            -         (33.0)       (33.0)
Credited to other accounts(1)                    (10.0)       (57.6)            -        (67.6)
Principal write-offs                            (140.8)       (96.0)        (20.5)      (257.3)
______________________________________________________________________________________________
Balance at December 31, 1996(2)                  136.7         74.7          35.6        247.0
______________________________________________________________________________________________


Credited to other accounts(1)                        -          (.2)            -          (.2)
Principal write-offs                               (.1)        (1.3)         (1.0)        (2.4)
______________________________________________________________________________________________
Balance at March 31, 1997(2)                 $   136.6    $    73.2     $    34.6     $  244.4
______________________________________________________________________________________________
                                             _________________________________________________

(1)  Reflects adjustments to reserves related to assets supporting experience rated products and discontinued products which do not affect the Company's results of operations.
(2)  Total reserves at March 31, 1997 and December 31, 1996 include $143.6 million and $144.1 million of specific reserves, respectively, and $100.8 million and $102.9 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                         Three Months Ended              Three Months Ended
                                           March 31, 1997                  March 31, 1996
                                      __________________________     __________________________
                                      Average                        Averaged
                                      Impaired  Income  Cash         Impaired  Income  Cash
(Millions)                            Loans     Earned  Received     Loans     Earned  Received
________________________________________________________________     __________________________

Supporting discontinued products      $  381.0  $ 10.2  $    8.5     $  695.4  $ 15.0  $  15.5
Supporting experience rated products     238.4     4.7       4.7        501.3     9.5      9.8
Supporting remaining products            139.2     2.5       2.5        218.5     5.5      4.8
                                      ________________________________________________________
  Total                               $  758.6  $ 17.4  $   15.7     $1,415.2  $ 30.0  $  30.1
______________________________________________________________________________________________
                                      ________________________________________________________

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(7)  Supplemental Cash Flow Information

Significant noncash investing and financing activities of continuing operations include acquisition of real estate through foreclosures of mortgage loans amounting to $18 million and $37 million for the three months ended March 31, 1997 and 1996, respectively.

(8)  Financial Instruments

The Company engages in hedging activities to manage interest rate, price and currency risks. Such hedging activities have principally consisted of using off-balance sheet instruments such as those presented in the table below. (See General Account Investments - Use of Derivatives and Other Investments on page 41 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Company's 1996 Annual Report for a description of the Company's hedging activities). The notional amounts, carrying values and estimated fair values of the Company's off-balance sheet and other financial instruments are as follows (in millions):

                                                         Carrying
                                                         Value
                                             Notional    Asset        Fair
March 31, 1997                               Amount      (Liability)  Value
______________________________________________________________________________

Foreign exchange forward contracts - sell:
  Related to net investments in foreign
    affiliates                               $ 146.6     $   2.9      $   2.9
  Related to investments in nondollar
    denominated assets                          67.6          .5           .5
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
    affiliates                                   4.1           -            -
  Related to investments in nondollar
    denominated assets                           4.3           -            -
Futures contracts to purchase
    debt securities                             87.6        (2.2)        (2.2)
Interest rate swaps                             43.0           -          5.9
Warrants to purchase debt securities            19.0         3.0          3.0


                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(9) Severance and Facilities Charges

Subsequent to the first quarter of 1996, the Company established severance and facilities reserves in the Aetna U.S. Healthcare, Aetna Retirement Services and Corporate segments to reflect the integration of the health businesses and certain other actions taken or to be taken in order to make its businesses more competitive.

Activity for the three months ended March 31, 1997 within the severance and facilities reserves (pretax, in millions) and positions eliminated related to such actions were as follows:

                                                  Reserve             Positions
_______________________________________________________________________________

Balance at December 31, 1996                      $725.2                  6,952
Actions taken(1)                                   (88.6)                  (799)
Adjustments(2)                                     (14.0)                     -
                                                  ______                  _____

   Balance at March 31, 1997                      $622.6                  6,153
_______________________________________________________________________________
                                                  _____________________________

(1)  Includes $37.7 million of severance-related actions.
(2) Reflects reductions in anticipated severance actions resulting from higher than expected attrition in the Aetna U.S. Healthcare segment.

The 799 positions eliminated during the three months ended March 31, 1997 related to the following segments: 83% - Aetna U.S. Healthcare, 11% - Aetna Retirement Services and 6% - Corporate. The Aetna U.S. Healthcare severance actions are expected to be substantially completed by the end of 1998. The Aetna Retirement Services severance actions are expected to be substantially completed by March 31, 1998. The Corporate severance actions and vacating of certain leased office space are expected to be substantially completed in 1997. In connection with the sale of the Company's property-casualty operations, the Company vacated, and Travelers subleased at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. The remaining lease payments (net of expected subrentals) on the facilities (other than the CityPlace office facility) are payable over approximately the next three years.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(10)  Discontinued Products

Under the Company's accounting for its discontinued fully guaranteed large case pension products (guaranteed investment contracts ("GICs") and single-premium annuities ("SPAs")), the respective reserves for anticipated future losses are reviewed by management quarterly. Accordingly, as long as the reserves continue to represent management's then best estimates of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the respective reserve and do not affect the Company's results of operations. As a result of management's detailed review in the first quarter of 1997, the remaining reserve related to GICs of $173 million (pretax) (comprised of $144 million related to the reserve at the beginning of the year and $29 million related to results of operations for the three months ended March 31,
1997) was eliminated primarily as a result of continued favorable developments in real estate markets. Because there currently is no remaining reserve related to GICs, future results of operations of those products will be charged or credited to continuing operations in the period in which they occur. The SPA reserve at March 31, 1997 reflects management's best estimate of the anticipated future net losses. To the extent that actual future losses are greater or less than anticipated, the Company's results of operations would be adversely or positively affected, respectively. (Refer to the Company's 1996 Annual Report for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for each discontinued product. During 1996, the GIC receivable was funded from continuing products to meet liquidity needs from maturing GICs. Interest on the SPA receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 1997, the SPA receivable from continuing products, net of related deferred taxes payable of $34 million on the accrued interest income, was $499 million. As of March 31, 1997, no funding of the SPA receivable had taken place. This amount is eliminated in consolidation.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(10)  Discontinued Products (Continued)

Results of discontinued products were as follows (pretax, in millions):

                                                                                 Charged
                                                                                 (Credited) to
                                                                                 Reserve for
                                                                                 Future
Three months ended March 31, 1997       GICs          SPAs         Total         Losses       Net(1)
_____________________________________________________________________________________________________

Net investment income                   $  75.0       $ 103.6      $ 178.6       $     -      $ 178.6
Net realized capital gains                 17.9          12.6         30.5         (30.5)           -
Interest earned on receivable
  from continuing products                    -           8.3          8.3             -          8.3
Other income                                1.2           6.2          7.4             -          7.4
                                        _____________________________________________________________
     Total revenue                         94.1         130.7        224.8         (30.5)       194.3
                                        _____________________________________________________________

Current and future benefits                64.7         104.8        169.5          21.9        191.4
Operating expenses                           .9           2.0          2.9             -          2.9
                                        _____________________________________________________________
     Total benefits and expenses           65.6         106.8        172.4          21.9        194.3
                                        _____________________________________________________________

Results of discontinued products        $  28.5        $ 23.9      $  52.4       $ (52.4)     $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________


                                                                                 Charged
                                                                                 (Credited) to
                                                                                 Reserve for
                                                                                 Future
Three months ended March 31, 1996       GICs          SPAs         Total         Losses       Net(1)
_____________________________________________________________________________________________________

Net investment income                   $ 106.1       $ 116.9      $ 223.0       $     -      $ 223.0
Net realized capital gains                 10.8          11.1         21.9         (21.9)           -
Interest earned on receivable
  from continuing products                  5.3           7.8         13.1             -         13.1
Change in Accounting Policy -
  FAS No. 121(2)                            5.4           2.9          8.3             -          8.3
Other income                                1.8           3.1          4.9             -          4.9
                                        _____________________________________________________________
     Total revenue                        129.4         141.8        271.2         (21.9)       249.3
                                        _____________________________________________________________

Current and future benefits               102.4         107.3        209.7          37.2        246.9
Operating expenses                          1.7           0.7          2.4             -          2.4
                                        _____________________________________________________________
     Total benefits and expenses          104.1         108.0        212.1          37.2        249.3
                                        _____________________________________________________________

Results of discontinued products        $  25.3       $  33.8      $  59.1       $ (59.1)     $     -
_____________________________________________________________________________________________________
                                        _____________________________________________________________

(1)  Amounts are reflected in the 1997 and 1996 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.
(2)  Refer to Note 1 in the Company's 1996 Annual Report for a discussion of FAS No. 121.

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(10)  Discontinued Products (Continued)

Assets and liabilities of discontinued products were as follows (in millions):

                                                   March 31, 1997
                                       _______________________________________
                                       GICs            SPAs          Total
                                       _______________________________________

Debt securities available for sale     $ 1,491.7       $ 3,477.3     $ 4,969.0
Mortgage loans                           1,400.7         1,270.0       2,670.7
Real estate                                193.1            60.7         253.8
Short-term and other investments           123.5           250.5         374.0
                                       _______________________________________
   Total investments                     3,209.0         5,058.5       8,267.5
Current and deferred income taxes            8.7           122.7         131.4
Receivable from continuing products            -           533.0         533.0
                                       _______________________________________
   Total assets                        $ 3,217.7       $ 5,714.2     $ 8,931.9
______________________________________________________________________________
                                       _______________________________________
Future policy benefits                 $       -       $ 4,766.9     $ 4,766.9
Policyholders' funds left with
  the Company                            3,028.1               -       3,028.1
Reserve for anticipated future losses
  on discontinued products                     -           866.7         866.7
Other                                      189.6            80.6         270.2
                                       _______________________________________
   Total liabilities                   $ 3,217.7       $ 5,714.2     $ 8,931.9
______________________________________________________________________________
                                       _______________________________________

Net unrealized capital gains on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses on SPAs is included in future policy benefits on the Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                         Three Months Ended March 31, 1997
                                      ________________________________________
                                      GICs             SPAs        Total
                                      ________________________________________

Reserve at December 31, 1996          $    144.0       $   842.8   $     986.8
Results of discontinued products            28.5            23.9          52.4
Reserve reduction                         (172.5)              -        (172.5)
                                      ________________________________________
Reserve at March 31, 1997             $        -       $   866.7   $     866.7
______________________________________________________________________________
                                      ________________________________________

                AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(11)  Debt and Guarantee of Debt Securities

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt
securities of Aetna Services, including the $348,000,000     9.5%
Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C., a wholly owned subsidiary of Aetna Services (collectively the "Aetna Services Debt"). Aetna Capital L.L.C. has issued $275,000,000 of redeemable preferred stock and the Subordinated Debentures represent substantially all of the assets of Aetna Capital L.L.C.

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks that terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .20% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at March 31, 1997 is at an annual rate of
 .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains or losses, of at least $7.5 billion.

               AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(11) Debt and Guarantee of Debt Securities (Continued)

Separate financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheet Information:

                                           March 31,    December 31,
                                             1997           1996
                                         ____________   ____________

Total investments (excluding
  Separate Accounts)                     $  41,033.0    $  42,555.0
                                         ___________    ___________
                                         ___________    ___________

Total assets                             $  82,632.5    $  83,171.6
                                         ___________    ___________
                                         ___________    ___________

Total insurance liabilities              $  39,536.0    $  40,357.4
                                         ___________    ___________
                                         ___________    ___________

Total liabilities                        $  79,834.4    $  80,352.8
                                         ___________    ___________
                                         ___________    ___________

Total redeemable preferred stock         $     275.0    $     275.0
                                         ___________    ___________
                                         ___________    ___________

Total shareholder's equity               $   2,523.1    $   2,543.8
                                         ___________    ___________
                                         ___________    ___________

Statement of Income Information:

                                      Three Months Ended
                                           March 31,
                                              1997
                                      __________________

Total revenue                            $   3,155.2

Total benefits and expenses                  2,706.0
                                         ___________


Income before income taxes               $     449.2
                                         ___________
                                         ___________

Net income                               $     273.8
                                         ___________
                                         ___________


               AETNA INC. AND SUBSIDIARIES

           CONDENSED NOTES TO FINANCIAL STATEMENTS
                       (Continued)

(11) Debt and Guarantee of Debt Securities (Continued)

The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries from March 31, 1997 through December 31, 1997 without prior approval by state regulatory authorities is limited to approximately $351 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

(12)  Litigation

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

(13)  Subsequent Event

In April 1997, the Company acquired a 49.0% stake in a joint venture formed with Sul America Sequros, Brazil's largest insurance company.
The joint venture will provide health and life insurance, as well as private pension plan, products. The Company invested approximately $300 million in the joint venture and agreed to invest up to an additional $90 million over time based on future performance of the joint venture. The joint venture will be accounted for on the equity basis.

           Independent Auditors' Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 4, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                         /s/ KPMG PEAT MARWICK LLP
Hartford, Connecticut
May 5, 1997

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Aetna Inc. and its subsidiaries (collectively, the "Company") as of March 31, 1997 and 1996, and its results of operations for the three-month periods ended March 31, 1997 and 1996.

Consolidated Results of Operations
__________________________________

Operating Summary
(Millions, except per common share data)     Three Months Ended March 31,
                                          _________________________________
                                          1997         1996        % Change
                                          ____         ____        ________

Premiums.............................     $ 3,087.4    $ 1,878.4     64.4%
Net investment income................         840.1        886.3     (5.2)
Fees and other income................         557.7        518.2      7.6
Net realized capital gains...........           1.5         62.0    (97.6)
                                          _________    _________
    Total revenue....................       4,486.7      3,344.9     34.1

Current and future benefits..........       3,157.1      2,271.4     39.0
Operating expenses...................         834.1        755.8     10.4
Interest expense.....................          56.0         31.6     77.2
Amortization of goodwill and
 other acquired intangible assets....          92.7          2.8        -
Amortization of deferred policy
 acquisition costs...................          45.4         37.0     22.7
Reduction of loss on discontinued
 products............................        (172.5)           -        -
Reduction of severance and facilities
 reserve.............................         (14.0)           -        -
                                          _________    _________
    Total benefits and expenses......       3,998.8      3,098.6     29.1
                                          _________    _________

Income from continuing operations
 before income taxes.................         487.9        246.3     98.1
Income taxes.........................         208.6         80.8    158.2
                                          _________    _________

Income from continuing operations....         279.3        165.5     68.8
Income from Discontinued Operations,
 net of tax..........................             -        182.2   (100.0)
                                          _________    _________
    Net income.......................     $   279.3    $   347.7    (19.7)
                                          _________    _________
                                          _________    _________
    Net income applicable
      to common ownership............     $   265.4    $   347.7    (23.7)
                                          _________    _________
                                          _________    _________

Net realized capital gains (losses)
 from continuing operations, net of
 tax (included above)................     $   (15.9)   $    41.4        -
                                          _________    _________
                                          _________    _________

Results per common share:

Income from continuing operations....     $    1.76    $    1.43     23.1
Income from Discontinued Operations,
 net of tax..........................             -         1.57   (100.0)
                                          _________    _________
    Net income.......................     $    1.76    $    3.00    (41.3)
                                          _________    _________
                                          _________    _________

Overview
________

Consolidated Results

The Company reported income from continuing operations of $279 million for the three months ended March 31, 1997 compared with $166 million for the same period a year ago. These results include a benefit of $108 million related to a reserve reduction for Large Case Pensions in the first quarter of 1997 and net realized capital gains or losses in both periods. Excluding these factors, income from continuing operations would have been $187 million and $124 million for the three months ended March 31, 1997 and 1996, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

These results reflect increased earnings in each business segment and business growth in each core business partially offset by higher interest expense due to additional debt incurred in connection with the financing of the U.S. Healthcare, Inc. ("U.S. Healthcare") merger. (See "Aetna U.S. Healthcare" for a discussion of pro forma results as though the merger had occurred on January 1, 1996.)

Underlying Business Results

Aetna U.S. Healthcare's earnings improved in the first quarter of 1997 due to increased earnings from noninsured health and group insurance products. Improved earnings in Aetna Retirement Services during the first quarter of 1997 primarily reflect improved fee income earned on a growing base of assets under management. International's earnings also improved in the first quarter of 1997 reflecting business and earnings growth in Asia Pacific and Latin American operations, partially offset by increased losses from start-up operations, primarily those in the Philippines. Large Case Pensions' first quarter 1997 results improved, although assets under management declined, reflecting an increase in income on the investments supporting the capital in this business and lower operating expenses. The Corporate segment reflects higher interest expense resulting from additional debt incurred in connection with the financing of the U.S. Healthcare merger.

Factors Affecting Comparison of Results

The U.S. Healthcare merger, the property-casualty sale, reserve reductions for Large Case Pensions and certain other factors complicate the comparison of the Company's results for the periods presented. Detailed information regarding certain of these factors (after tax) is set forth below.

     Factors Primarily Related to the Merger

         Income from continuing operations for the three months ended March 31, 1997 reflects the inclusion of U.S.
         Healthcare results.

         Income from continuing operations for the three months ended March 31, 1997 reflects an increase in amortization of goodwill and other acquired intangible assets of $74 million, primarily related to the amortization of intangible assets created as a result of the U.S.
         Healthcare merger.

         Income from continuing operations for the three months ended March 31, 1997 includes an increase in interest expense of $16 million due to additional debt incurred in connection with the financing of the U.S. Healthcare merger.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

          In connection with the merger, the Company issued approximately 35.0 million shares of common stock and
          11.7 million shares of mandatorily convertible preferred stock. The increase in the number of common shares outstanding and the dividends on the mandatorily convertible preferred stock affect the comparability of per common share amounts. (See Note 3 of Condensed Notes to Financial Statements for further discussion.)

      Other Significant Factors

          Results of continuing operations for the three months ended March 31, 1997 include a $108 million benefit from a reduction of the reserve for anticipated future losses on discontinued products, primarily as a result of continued favorable developments in real estate markets. (See "Large Case Pensions - Discontinued Products".)

          Results of continuing operations for the three months ended March 31, 1997 include $16 million of net realized capital losses, compared with $41 million of net realized capital gains for the 1996 period. Net realized capital losses in the 1997 first quarter include a $33 million loss related to the sale of Aetna Professional Management Corporation ("APMC"), a physician practice management business, to MedPartners, Inc. Net realized capital gains in the first quarter of 1996 include a $15 million gain from the sale of an HMO subsidiary.

Net Income

The Company reported net income of $279 million and $348 million for the three months ended March 31, 1997 and 1996, respectively.
Net income for the three months ended March 31, 1996 includes income from Discontinued Operations of $182 million.

Merger and Property-Casualty Sale

Aetna Inc. became the parent corporation of Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. (formerly U.S. Healthcare) as a result of the merger transaction effected on July 19, 1996. The merger was accounted for as a purchase of U.S. Healthcare. (See Note 4 of Condensed Notes to Financial Statements.) Aetna sold its property-casualty operations ("Discontinued Operations") on April 2, 1996. (See Note 5 of Condensed Notes to Financial Statements for a discussion of certain indemnifications and other information related to the property-casualty sale.)

This Overview is a summary of certain information that appears later in this Management's Discussion and Analysis. Important additional information about the businesses' results for the three months ended March 31, 1997 and 1996 and about the Company's financial condition and liquidity and capital resources follows. Because it has been summarized, the information presented in the Overview is qualified by more detailed information appearing later. Because of the importance of this detailed information, you should read Management's Discussion and Analysis in its entirety.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare
_____________________

Operating Summary
(Millions)                               Three Months Ended March 31,
                                       _________________________________
                                       1997         1996        % Change
                                       ____         ____        ________

Premiums.............................  $ 2,686.1    $ 1,552.1    73.1%
Net investment income................      103.6         93.8    10.4
Fees and other income................      378.1        355.6     6.3
Net realized capital gains (losses)..      (12.9)        31.2       -
                                       _________    _________
   Total revenue.....................    3,154.9      2,032.7    55.2

Current and future benefits..........    2,249.9      1,344.9    67.3
Operating expenses...................      591.4        527.8    12.1
Amortization of goodwill and other
 acquired intangible assets..........       90.4          2.1       -
Amortization of deferred policy
 acquisition costs...................        4.5          2.8    60.7
Reduction of severance and facilities
 reserve.............................      (14.0)           -       -
                                       _________    _________
   Total benefits and expenses.......    2,922.2      1,877.6    55.6
                                       _________    _________

Income before income taxes...........      232.7        155.1    50.0
Income taxes.........................      118.5         53.7   120.7
                                       _________    _________

Net income...........................  $   114.2    $   101.4    12.6
                                       _________    _________
                                       _________    _________
Net realized capital gains (losses),
 net of tax (included above).........  $   (26.4)   $    21.5       -
                                       _________    _________
                                       _________    _________


Aetna U.S. Healthcare's net income for the three months ended March 31, 1997 increased by $13 million compared with the same period a year ago. These results reflect amortization of goodwill and other acquired intangible assets ($74 million and $2 million after tax, for the three months ended March 31, 1997 and 1996, respectively) and net realized capital gains and losses.
Excluding these items, results for the three months ended March 31, 1997 increased $133 million from the prior year, primarily reflecting the inclusion of U.S. Healthcare. (See Note 4 of Condensed Notes to Financial Statements.)

On May 1, 1997, the Company sold APMC. Net realized capital losses in the first quarter of 1997 include a $33 million after-tax loss related to the sale of APMC. Net realized capital gains in the first quarter of 1996 included a $15 million after-tax gain from the sale of an HMO subsidiary. The earnings of APMC and the HMO subsidiary were not material to results.

Aetna U.S. Healthcare's effective tax rate of 51% for the three months ended March 31, 1997, when compared to 35% for the same period a year ago, primarily reflects an increase in amortization of goodwill (which is nondeductible for income tax purposes), as well as the tax treatment of the sale of APMC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

The remainder of the discussion related to Aetna U.S. Healthcare presents 1996 results on a pro forma basis as if the merger had occurred at the beginning of 1996.

Operating Summary
(Millions)                                             Pro Forma (1)
                                      Three Months     Three Months
                                         Ended            Ended
                                     March 31, 1997   March 31, 1996  % Change
                                     ______________   ______________  ________

Premiums.............................  $ 2,686.1      $ 2,590.5           3.7%
Net investment income................      103.6          104.9          (1.2)
Fees and other income................      378.1          378.6           (.1)
Net realized capital gains (losses)..      (12.9)          34.0             -
                                       _________      _________
   Total revenue.....................    3,154.9        3,108.0           1.5

Current and future benefits..........    2,249.9        2,121.1           6.1
Operating expenses...................      591.4          673.1         (12.1)
Amortization of goodwill and other
 acquired intangible assets..........       90.4           91.1           (.8)
Amortization of deferred policy
 acquisition costs...................        4.5            2.8          60.7
Reduction of severance and facilities
 reserve.............................      (14.0)             -             -
                                       _________      _________
   Total benefits and expenses.......    2,922.2        2,888.1           1.2
                                       _________      _________

Income before income taxes...........      232.7          219.9           5.8
Income taxes.........................      118.5           97.2          21.9
                                       _________      _________

Net income...........................  $   114.2      $   122.7          (6.9)
                                       _________      _________
                                       _________      _________
Net realized capital gains (losses),
 net of tax (included above).........  $   (26.4)     $    23.2             -
                                       _________      _________
                                       _________      _________

(1)  Represents financial information as though the merger with U.S. Healthcare occurred on January 1, 1996, reflecting adjustments which include:  (a) amortization of goodwill and other acquired intangible assets; (b) interest income foregone related to a $500 million dividend paid by U.S. Healthcare to the Company; and (c)
     adjustments to conform U.S. Healthcare's accounting policies with Aetna Services' and to remove the effect of merger-related costs incurred by U.S. Healthcare prior to the merger.  The 1996 pro forma operating summary and information derived from the summary is not necessarily indicative of the results of operations of the Aetna U.S.
     Healthcare segment had the merger occurred at the beginning of 1996, nor is it necessarily indicative of future results.  The 1996 pro forma operating summary does not give effect to (a) any synergies which may be realized in future periods as a result of the merger or (b) the costs of financing the merger (see "Corporate").

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare's two businesses, Health Risk and Group Insurance and Other Health, the earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets and net realized capital gains and losses. The table below sets forth earnings on this basis for the Health Risk and Group Insurance and Other Health businesses, and other related information.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

(Millions)                                                   Pro Forma
                                           Three Months      Three Months
                                               Ended            Ended
                                           March 31, 1997   March 31, 1996
                                           ______________   ______________

Health Risk                                $ 129.6          $ 128.8
Group Insurance and Other Health              85.4             45.9
                                           _______          _______
   Total Aetna U.S. Healthcare             $ 215.0          $ 174.7
                                           _______          _______
                                           _______          _______

Health Risk Medical Loss Ratio                82.6%            80.0%
                                           _______          _______
                                           _______          _______
Health Risk SG&A Ratio                        11.6%            14.3%
                                           _______          _______
                                           _______          _______

Aetna U.S. Healthcare's earnings for the three months ended March 31, 1997 increased by $40 million or 23%, compared with the pro forma earnings for the same period a year ago. The segment's results reflect essentially flat Health Risk earnings and improved Group Insurance and Other Health earnings.

Earnings for the three months ended March 31, 1997 in the Health Risk business were impacted by several offsetting components. Commercial and Medicare HMO medical costs per member per month increased by 5% and 6%, respectively, primarily resulting from higher inpatient facility and physician costs, in addition to higher unfavorable prior year reserve development in 1997. Partially offsetting these negative factors were benefits resulting from increased HMO enrollment and increased Commercial and Medicare HMO premiums per member per month of 2% and 7%, respectively, resulting from premium rate increases instituted in 1997. Other favorable results include lower preferred provider organization ("PPO") and Indemnity medical costs resulting from prior year reserve runoff, improvement in Health Risk operating expenses as a result of continuing cost savings initiatives and a $4 million benefit, after tax, from a reduction of the severance and facilities reserve (see "Severance and Facilities Charges").

The increase in earnings for the three months ended March 31, 1997 for the Group Insurance and Other Health business is primarily attributable to higher earnings related to Other Health products. Favorable results related to Other Health products reflect higher administrative service contract fees resulting from rate increases and product mix and lower operating expenses due to continuing cost savings initiatives. Results also reflect higher earnings from Group Insurance products due to favorable adjustments to claim benefit reserve estimates for disability and long-term care products, as well as increased product sales. Earnings for the Group Insurance and Other Health business for the three months ended March 31, 1997 include a $5 million benefit, after tax, from a reduction of the severance and facilities reserve (see "Severance and Facilities Charges").

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Aetna U.S. Healthcare's membership was as follows:

                                                                  Pro Forma
                                   _March 31, 1997 (1)(2)   March 31, 1996 (1)(2)
                                   ______________________  ______________________
(Thousands)                        Risk   Nonrisk  Total   Risk   Nonrisk  Total
_________________________________________________________  ______________________

HMO
  Commercial                       3,501     565    4,066  3,186     516    3,702
  Medicare                           330      18      348    240      20      260
  Medicaid                           132       -      132    130       -      130
                                   _____   _____   ______  _____   _____   ______
    Total HMO                      3,963     583    4,546  3,556     536    4,092
POS                                  330   2,443    2,773    277   2,173    2,450
PPO                                  748   3,016    3,764    765   2,993    3,758
CHAMPUS                                -       -        -    721       -      721
Indemnity                            462   2,548    3,010    595   2,977    3,572
                                   _____   _____   ______  _____   _____   ______
 Total Health Membership           5,503   8,590   14,093  5,914   8,679   14,593
                                   _____   _____   ______  _____   _____   ______
                                   _____   _____   ______  _____   _____   ______

Group Insurance: (3)
  Group Life                                        9,857                   9,450
                                                   ______                  ______
                                                   ______                  ______
  Disability                                        2,499                   2,337
                                                   ______                  ______
                                                   ______                  ______
  Long-Term Care                                       97                      94
                                                   ______                  ______
                                                   ______                  ______

(1) Health membership as of March 31, 1997 reflects system and plan conversions; these conversions will continue for the remainder of 1997.  The conversions predominately affect Indemnity and PPO membership and have an immaterial impact on all other Health products.  March 31, 1996 reflects adjustments computed for December 31, 1996 membership
    (a decrease of approximately 173 thousand members), based on known corrected data from these conversions, as applied to March 31, 1996 membership previously reported.
(2) Group Insurance membership as of March 31, 1997 reflects the conversion to a new membership reporting system.  March 31, 1996 reflects adjustments computed for
    December 31, 1996 membership (an increase of approximately 1 million members), as applied to March 31, 1996 membership previously reported.
(3) Many Group Insurance members participate in more than one type of Aetna U.S.
    Healthcare coverage and are counted in each.

Total Health membership as of March 31, 1997 increased by 221 thousand members, or 2%, when compared to March 31, 1996, excluding a reduction of 721 thousand members resulting from the nonrenewal of the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") contract. Membership increases in Commercial HMO, Medicare HMO and POS were partially offset by a decline in Indemnity enrollment, reflecting the continued migration of Indemnity members to other managed care products.

Revenue for Aetna U.S. Healthcare, excluding CHAMPUS revenues of $156 million for the three months ended March 31, 1996, and net realized capital gains and losses, increased by $249 million, or 9%, for the three months ended March 31, 1997 compared to the same period a year ago. This growth was primarily due to membership growth in Commercial and Medicare HMO products, as well as to premium rate increases instituted at the beginning of 1997. These increases were partially offset by lower Indemnity membership.

Operating expenses for Aetna U.S. Healthcare decreased by $82 million, or 12%, for the three months ended March 31, 1997 compared with the same period a year ago due primarily to the impact of continuing cost reduction efforts and operating expenses in 1996, not present in 1997, associated with investments in primary care physician practices.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services
_________________________

Operating Summary
(Millions)                            Three Months Ended March 31,
                                    __________________________________
                                    1997         1996         % Change
                                    ____         ____         ________
Premiums (1)......................  $    40.4    $    45.9      (12.0)%
Net investment income.............      272.6        267.3        2.0
Fees and other income (2).........      134.4        103.3       30.1
Net realized capital gains........        5.4         15.7      (65.6)
                                    _________    _________
   Total revenue..................      452.8        432.2        4.8

Current and future benefits.......      266.2        252.0        5.6
Operating expenses (2)............       81.4         82.8       (1.7)
Amortization of deferred policy
 acquisition costs................       21.4         17.3       23.7
                                    _________    _________
   Total benefits and expenses....      369.0        352.1        4.8
                                    _________    _________

Income before income taxes........       83.8         80.1        4.6
Income taxes......................       27.4         23.6       16.1
                                    _________    _________

Net income........................  $    56.4    $    56.5        (.2)
                                    _________    _________
                                    _________    _________
Net realized capital gains, net
 of tax (included above)..........  $     3.5    $    10.2      (65.7)
                                    _________    _________
                                    _________    _________

Deposits not included in premiums
 above:
  Annuities - fixed options.......  $   280.2    $   307.3       (8.8)
  Annuities - variable options....      818.1        659.3       24.1
  Individual Life Insurance.......      120.5        102.8       17.2
                                    _________    _________
    Total.........................  $ 1,218.8    $ 1,069.4       14.0
                                    _________    _________
                                    _________    _________

Assets under management: (3)(4)
  Annuities - fixed options.......  $11,767.9    $11,156.3        5.5
  Annuities - variable options....   15,047.7     11,514.4       30.7
                                    _________    _________
    Subtotal Annuities............   26,815.6     22,670.7       18.3
  Other investment advisory (2)...    4,095.5      1,106.5          -
                                    _________    _________
    Financial services............   30,911.1     23,777.2       30.0
  Individual Life Insurance.......    2,900.7      2,652.8        9.3
                                    _________    _________
    Total.........................  $33,811.8    $26,430.0       27.9
                                    _________    _________
                                    _________    _________

Individual life insurance
 coverage issued..................  $ 1,403.0    $ 1,306.4        7.4
                                    _________    _________
                                    _________    _________
Individual life insurance
 coverage in force................  $49,338.8    $47,584.0        3.7
                                    _________    _________
                                    _________    _________

(1) Includes $16.4 million and $19.9 million for the three months ended March 31, 1997 and 1996, respectively, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) March 31, 1997 includes $8.0 million of fees and other income, $5.9 million of operating expenses and the transfer of $2,907.6 million of assets under management that were previously reported in the Large Case Pensions segment, reflecting the consolidation of the Company's investment advisory services and certain other products which complement Aetna Retirement Services' business strategy.
(3) Excludes net unrealized capital gains of approximately $50 million and $302 million at March 31, 1997 and 1996, respectively.
(4) Includes $4,989.3 million and $3,167.0 million at March 31, 1997 and 1996, respectively, of assets held and managed by unaffiliated mutual funds.

Aetna Retirement Services' ("ARS") net income for the three months ended March 31, 1997 was level with the same period a year ago. Excluding net realized capital gains, results for the three months ended March 31, 1997 increased $7 million, or 14%, from the prior year period reflecting improved earnings from financial services products partially offset by lower earnings related to individual life insurance products.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (Continued)
____________________________________

The table below sets forth earnings by product type, excluding net realized capital gains (in millions):

(Millions)                        March 31,
                            ____________________
                            1997         1996
                            ____         _______
Financial services          $  36.6      $  27.1
Individual life insurance      16.3         19.2
                            _______      _______
  Total                     $  52.9      $  46.3
                            _______      _______
                            _______      _______


The $10 million increase in earnings for financial services products reflects increased fee income primarily from increased assets under management. Assets under management (excluding approximately $2.9 billion of assets under management that were previously reported in the Large Case Pensions segment) increased by 17% primarily due to continued business growth through deposits and appreciation in the stock market.

Earnings from individual life insurance products decreased $3 million, primarily due to unfavorable mortality experience.

Earnings for both financial services and life products also reflect lower operating expenses resulting from cost savings associated with previous restructurings.

Of the $11.8 billion and $11.2 billion of fixed annuity assets under management at March 31, 1997 and 1996, respectively, 25% and 23%, respectively, were fully guaranteed and 75% and 77%, respectively, were experience rated. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.9% and 8.0% and the average annualized earned rate on investments supporting experience rated investment contracts was 8.1% and 8.2% for the three months ended March 31, 1997 and 1996, respectively. The average annualized credited rate on fully guaranteed investment contracts was 6.7% and 6.6% and the average annualized credited rate on experience rated investment contracts was 6.0% for each of the three months ended March 31, 1997 and 1996, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.2% and 1.4% and on experience rated investment contracts were 2.1% and 2.2% for the three months ended March 31, 1997 and 1996, respectively.

The duration of the investment portfolios supporting ARS' liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For a complete discussion of the Company's asset/liability management practices, see the Company's 1996 Annual Report.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________

Operating Summary
(Millions)                                Three Months Ended March 31,
                                        ___________________________________
                                        1997         1996          % Change
                                        ____         ____          ________

Premiums.............................   $  317.4     $  239.6        32.5%
Net investment income................       92.3         83.0        11.2
Fees and other income................       34.1         29.4        16.0
Net realized capital gains...........        3.9          1.1           -
                                        ________     ________
   Total revenue.....................      447.7        353.1        26.8

Current and future benefits..........      276.3        213.2        29.6
Operating expenses...................      100.4         83.8        19.8
Interest expense.....................        1.7          1.8        (5.6)
Amortization of goodwill and
 other acquired intangible assets....        2.3           .7           -
Amortization of deferred policy
 acquisition costs...................       19.5         16.9        15.4
                                        ________     ________
   Total benefits and expenses.......      400.2        316.4        26.5
                                        ________     ________

Income before income taxes...........       47.5         36.7        29.4
Income taxes ........................       16.5         12.0        37.5
                                        ________     ________

Net income...........................   $   31.0     $   24.7        25.5
                                        ________     ________
                                        ________     ________
Net realized capital gains,
 net of tax (included above).........   $    3.5     $     .6           -
                                        ________     ________
                                        ________     ________


International's net income for the three months ended March 31, 1997 increased by $6 million compared with the same period a year ago. Excluding net realized capital gains, results for the three months ended March 31, 1997 increased $3 million, or 14%, from the prior year, reflecting continued business growth in the established Asia Pacific and Latin America operations, particularly Taiwan and Chile. This improvement was partially offset by increased losses related to start-up operations, primarily those in the Philippines.

In April 1997, the Company acquired a 49.0% stake in a joint venture formed with Sul America Seguros, Brazil's largest insurance company. The joint venture will provide health and life insurance, as well as private pension plan, products. The Company invested approximately $300 million in the joint venture and agreed to invest up to an additional $90 million over time based on future performance of the joint venture. The joint venture will be accounted for on the equity basis.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________

Operating Summary
(Millions)                                   Three Months March 31,
                                        _________________________________
                                        1997         1996        % Change
                                        ____         ____        ________

Premiums.............................   $     43.5   $     40.8       6.6%
Net investment income................        365.6        442.9     (17.5)
Fees and other income (3)............          8.9         29.3     (69.6)
Net realized capital gains...........          4.9         10.2     (52.0)
                                        __________   __________
   Total revenue.....................        422.9        523.2     (19.2)

Current and future benefits..........        364.7        461.3     (20.9)
Operating expenses (3)...............          7.6         20.3     (62.6)
Reduction of loss on discontinued
 products............................       (172.5)           -         -
                                        __________   __________
   Total benefits and expenses.......        199.8        481.6     (58.5)
                                        __________   __________

Income before income taxes...........        223.1         41.6         -
Income taxes.........................         81.7         14.8         -
                                        __________   __________

Net income...........................   $    141.4   $     26.8         -
                                        __________   __________
                                        __________   __________

Net realized capital gains,
 net of tax (included above).........   $      3.2   $      6.6     (51.5)
                                        __________   __________
                                        __________   __________

Deposits not included in premiums
 above...............................   $    505.0   $    394.4      28.0
                                        __________   __________
                                        __________   __________

Assets under management (1)(2)(3)....   $ 33,567.1   $ 37,300.0     (10.0)
                                        __________   __________
                                        __________   __________

(1) Excludes net unrealized capital gains of approximately $17 million and $266 million at March 31, 1997 and 1996, respectively.
(2) Includes assets under management of $8,206.3 million and $9,463.9 million at
    March 31, 1997 and 1996, respectively, related to discontinued products.
(3) March 31, 1996 includes $8.2 million of fees and other income, $7.3 million of operating expenses, and assets under management valued at $2,410.5 million which are currently reported in the ARS segment, reflecting the consolidation of the
    Company's investment advisory services and certain other products which complement
    ARS' business strategy.

Large Case Pensions' net income for the three months ended March 31, 1997 increased by $115 million compared with the same period a year ago. Excluding the reduction of the loss on discontinued products (discussed below) and net realized capital gains, results for the three months ended March 31, 1997 increased $10 million, or 48%, from the prior year, reflecting an increase in investment income earned on investments supporting Large Case Pensions' capital, including increased earnings from leveraged buyout and venture capital limited partnerships and lower operating expenses resulting from the runoff of the business.

Assets under management at March 31, 1997 were 10% lower than a year earlier, primarily as a result of the continuing runoff of the underlying liabilities and the consolidation into the ARS segment of the Company's investment advisory services and certain other products which complement ARS' business strategy.

As a result of the first quarter 1997 reserve reduction (discussed below) there is currently no remaining reserve for anticipated future losses on discontinued guaranteed investment contract ("GIC") products, and future results of operations related to GICs will be charged or credited to continuing operations in the period in which they occur. (See "Discontinued Products".)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

General account assets supporting experience rated products may be subject to participant or contractholder withdrawal. Participant withdrawals are generally subject to significant tax and plan constraints. Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products) (in millions):

                                       Three Months Ended March 31,
                                       ____________________________
                                         1997             1996
                                         _____            ____
Scheduled contract maturities
 and benefit payments (1)                $  226.8         $  318.1
                                         ________         ________
                                         ________         ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments                    $   85.8         $  315.2 (2)
                                         ________         ________
                                         ________         ________

Participant withdrawals                  $   33.9         $   56.4
                                         ________         ________
                                         ________         ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Primarily relates to an unscheduled withdrawal by one contractholder.

Discontinued Products

Under the Company's accounting for its discontinued fully guaranteed large case pension products, the reserves for anticipated future losses are reviewed by management quarterly. Accordingly, as long as the reserves continue to represent management's then best estimates of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the respective reserve and do not affect the Company's results of operations. As a result of management's detailed review in the first quarter of 1997, the remaining reserve related to GICs of $173 million (pretax) (comprised of $144 million related to the reserve at the beginning of the year and $29 million related to results of operations for the three months ended March 31,
1997) was eliminated primarily as a result of continued favorable developments in real estate markets. Because there currently is no remaining reserve related to GICs, future results of operations of those products will be charged or credited to continuing operations in the period in which they occur. The single premium annuity ("SPA") reserve at March 31, 1997 reflects management's best estimate of the anticipated future net losses. To the extent that actual future losses are greater or less than anticipated, the Company's results of operations would be adversely or positively affected, respectively. (Refer to the Company's 1996 Annual Report.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for each discontinued product. During 1996, the GIC receivable was funded from continuing products to meet liquidity needs from maturing GICs. Interest on the SPA receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 1997, the SPA receivable from continuing products, net of related deferred taxes payable of $34 million on the accrued interest income, was $499 million. As of March 31, 1997, no funding of the SPA receivable had taken place.

GIC and SPA results were as follows (in millions):

                                      Three Months Ended March 31,
                                      ____________________________
                                          1997        1996
                                          ________________
GICs:
Interest margin (a)                       $    6.7    $   2.4
Net realized capital gains                    11.6        7.0
Interest earned on receivable from
 continuing products                             -        3.4
Other, net                                     (.8)       2.7
                                          ________    _______

Results of discontinued products,
 after tax                                $   17.5    $  15.5
                                          ________    _______
                                          ________    _______

Results of discontinued products,
 pretax                                   $   28.5    $  25.3
                                          ________    _______
                                          ________    _______

Net realized capital gains from sales
 of bonds, after tax, included above      $    1.4    $   2.1
                                          ________    _______
                                          ________    _______


SPAs:
Interest margin (a)                       $    (.8)   $   6.2
Net realized capital gains                     8.2        7.2
Interest earned on receivable from
 continuing products                           5.4        5.1
Other, net                                     2.7        4.1
                                          ________    _______

Results of discontinued products,
 after tax                                $   15.5    $  22.6
                                          ________    _______
                                          ________    _______

Results of discontinued products,
 pretax                                   $   23.9    $  33.8
                                          ________    _______
                                          ________    _______

Net realized capital gains from sales
 of bonds, after tax, included above      $    2.4    $   4.4
                                          ________    _______
                                          ________    _______

(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts (exceeds) or is less than interest earned on invested assets supporting such contracts.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

The results of the discontinued products in the first quarter of 1996 were favorably affected by, and the respective reserves for anticipated future losses were credited for, nonrecurring items of $10 million and $5 million (after tax) related to GICs and SPAs, respectively. There were no nonrecurring items affecting the results of discontinued products in the first quarter of 1997.


The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax, in millions):

                                   Three Months Ended March 31, 1997
                                   _________________________________
                                   GICs        SPAs       Total
                                   ____        ____       _____
Reserve at December 31, 1996       $  144.0    $  842.8   $  986.8
Results of discontinued products       28.5        23.9       52.4
Reserve reduction                    (172.5)          -     (172.5)
                                   ________    ________   ________
Reserve at March 31, 1997          $      -    $  866.7   $  866.7
                                   ________    ________   ________
                                   ________    ________   ________

Distributions on GICs and SPAs were as follows (in millions):

                                   Three Months Ended March 31,
                                   ____________________________
                                       1997        1996
                                       ________________
GICs:
Scheduled contract maturities,
 GIC settlements and benefit
 payments                              $  317.6    $  500.2
                                       ________    ________
                                       ________    ________

Participant directed withdrawals       $   10.0    $   15.5
                                       ________    ________
                                       ________    ________


SPAs:
Scheduled contract maturities
 and benefit payments                  $  125.5    $  133.0
                                       ________    ________
                                       ________    ________


Cash required to fund these distributions was provided by earnings and scheduled payments on and sales of invested assets and, for GICs, from the funding of the receivable from continuing products which was established at the time of discontinuance.

See "General Account Investments" on page 39.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________

Operating Summary
(Millions, after tax)                     Three Months Ended March 31,
                                       _________________________________
                                       1997         1996        % Change
                                       ____         ____        ________

Interest expense....................   $  35.2      $  19.4        81.4%
Other expense, net (1)..............      28.5         24.5        16.3

(1) Includes after-tax net realized capital gains of $.3 million and $2.5 million for the three months ended March 31, 1997 and 1996, respectively.

The increase in interest expense of $16 million for the three months ended March 31, 1997 compared to the same period a year ago results from additional debt incurred in connection with the financing of the U.S. Healthcare merger.

Excluding net realized capital gains, other expense increased $2 million for the three months ended March 31, 1997, compared with the same period a year ago.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Severance and Facilities Charges
________________________________

Subsequent to the first quarter of 1996, the Company established severance and facilities reserves in the Aetna U.S. Healthcare, ARS and Corporate segments to reflect the integration of the health businesses and certain other actions taken or to be taken in order to make its businesses more competitive. During the three months ended March 31, 1997, the Company charged costs of $89 million to such reserves. In addition, the Company also reduced the Aetna U.S. Healthcare severance and facilities reserve by $14 million (pretax) during the first quarter of 1997 due to higher attrition than was contemplated in the establishment of the reserve. Of the approximately 9,400 positions expected to be eliminated by the Company in the aggregate, approximately 3,200 had been eliminated by March 31, 1997 and the related severance benefits charged against the reserve.

The Aetna U.S. Healthcare severance actions are expected to be substantially completed by the end of 1998. The ARS severance actions are expected to be substantially completed by March 31, 1998. The Corporate severance actions and the vacating of certain leased office space are expected to be substantially completed in 1997. In connection with the sale of the Company's property-casualty operations, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. The remaining lease payments (net of expected subrentals) on the facilities (other than the CityPlace office facility) are payable over approximately the next three years.

See Note 9 of Condensed Notes to Financial Statements for additional information.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

Debt Securities

As of March 31, 1997 and December 31, 1996, debt securities represented 74% of the Company's total general account invested assets and were as follows:

                                                  March 31,          December 31,
(Millions)                                          1997                1996
_________________________________________________________________________________

Supporting discontinued products              $   4,969.0           $    5,189.3
Supporting experience rated products             14,291.3               14,888.9
Supporting remaining products                    11,850.5               12,258.1
                                              __________________________________
   Total debt securities (1)                  $  31,110.8           $   32,336.3
                                              __________________________________
                                              __________________________________

(1)  Total debt securities at March 31, 1997 and December 31, 1996 include "Below
     Investment Grade" securities of $1.8 billion and $1.7 billion, respectively, of which 69% and 73%, respectively, support discontinued and experience rated products.
     See the Company's 1996 Annual Report for a discussion of "Below Investment
     Grade" securities.

The decrease in debt securities primarily reflects a decrease in net unrealized capital gains due to an increase in interest rates during the first quarter of 1997. Debt securities reflected net unrealized capital gains of $102 million at March 31, 1997, compared with $895 million at December 31, 1996. Of the net unrealized capital gains at March 31, 1997, $55 million and $13 million related to assets supporting discontinued products and experience rated pension contractholders, respectively.

Mortgage Loans

At March 31, 1997 and December 31, 1996, the Company's mortgage loan investments, net of impairment reserves, supported the following types of business:

                                          March 31,   December 31,
(Millions)                                  1997          1996
_________________________________________________________________

Supporting discontinued products          $ 2,670.7     $ 2,730.7
Supporting experience rated products        2,236.8       2,370.5
Supporting remaining products               1,560.5       1,599.7
                                          _______________________
   Total mortgage loan investments (1)    $ 6,468.0     $ 6,700.9
                                          _______________________
                                          _______________________

(1) Mortgage loans at March 31, 1997 and December 31, 1996 include $737.0 million and
    $801.1 million of restructured, potential problem and problem loans, respectively, of which 81% and 80% support discontinued and experience rated products, respectively.
    (See the Company's 1996 Annual Report for a discussion of problem, restructured and potential problem loans).  Specific impairment reserves on these loans were $143.6 million and $144.1 million at March 31, 1997 and December 31, 1996, respectively.
    (See Note 6 of Condensed Notes to Financial Statements).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

During the first three months of 1997, the Company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The $233 million decrease in the mortgage loan portfolio primarily reflects the effect of loan prepayments, repayments of maturing loans and foreclosures.

The Company foreclosed on loans with a principal balance of $19 million and collateral with a fair market value of $18 million in the first three months of 1997. Additional loans with a principal balance of $60 million were in the process of foreclosure at March 31, 1997.

The Company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of problem and restructured loans outstanding at March 31 and the portion actually recorded as income were as follows:

                                              Three Months Ended
                                                  March 31,
                                              __________________
(Millions)                                    1997       1996
________________________________________________________________
Income which would have been recorded under
 original terms of loans                      $  16.3    $  17.9
Income recorded                                  12.2       11.4
                                              __________________
Lost investment income (1)                    $   4.1    $   6.5
                                              __________________
                                              __________________

(1) Lost investment income for the three months ended March 31, 1997 and 1996 included 76% and 88% related to income allocated to investments supporting discontinued and experience rated products, respectively.

Real Estate

The Company's equity real estate balances, net of write-downs and reserves, were as follows:

                                          March 31,      December 31,
(Millions)                                  1997           1996
____________________________________________________________________

Investment real estate                    $   182.0      $   192.0
Properties held for sale (1)(2)(3)            497.2          658.2
                                          ________________________
   Total                                  $   679.2      $   850.2
                                          ________________________
                                          ________________________

(1) Includes $133.2 million of in-substance foreclosures at December 31, 1996. There were no in-substance foreclosures at March 31, 1997.

(2) Properties held for sale at March 31, 1997 and December 31, 1996 include 84% supporting discontinued and experience rated products.

(3) Foreclosed real estate classified as properties held for sale was carried at 55%
    and 57% of the Company's cash investment (unpaid mortgage balance plus capital additions) at March 31, 1997 and December 31, 1996, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Total after-tax net realized capital gains (losses) from real estate write-downs and changes in the valuation reserves were as follows:

                                                    Three Months Ended
                                                        March 31,
                                                    ____________________
(Millions)                                          1997        1996
________________________________________________________________________

Allocable to discontinued products                  $  (4.1)    $  3.2
Allocable to experience rated products                 (1.1)         -

Allocable to remaining products                        (1.1)         -


Use of Derivatives and Other Investments

The Company's use of derivatives is generally limited to hedging activity and principally consists of using foreign exchange forward contracts, futures contracts, interest rate swap agreements and warrants to hedge interest rate, price and currency risks. These instruments, viewed separately, subject the Company to varying degrees of market and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall market risk. Market risk is the possibility that future changes in market prices may decrease the market value of one or all of these financial instruments. Credit risk arises from the possibility that counterparties may fail to perform under the terms of the contracts. Management does not believe that its current hedging activity will have a material effect on the Company's liquidity or results of operations. (See Note 8 of Condensed Notes to Financial Statements.)

The Company also has investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities included in the debt securities portfolio as of March 31, 1997 was as follows:

                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________

Residential collateralized mortgage obligations:     $ 2,655.0      $ 2,684.6
  Principal-only strips (included above)                  42.9           50.3
  Interest-only strips (included above)                    9.9           25.4
Other structured securities with derivative
   characteristics (1)                                   126.6          127.9

(1) Represents nonleveraged instruments whose fair values and credit risk are based on underlying securities, including fixed-income securities and interest rate swap agreements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Financings and Financing Capacity

Cash and cash equivalents at March 31, 1997 and December 31, 1996 were $1.6 billion and $1.5 billion, respectively.

Substantially all of the Company's short-term and long-term borrowings and financings are conducted through Aetna Services and are fully and unconditionally guaranteed by Aetna Inc. (See Note 11 of Condensed Notes to Financial Statements).

The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding during the first three months of 1997 was $554 million.

Common Stock Transactions

In October 1996, the Board of Directors of the Company authorized a repurchase of up to 5 million shares of its common stock from time to time. As of March 31, 1997, 2,307,400 shares of common stock had been repurchased at a cost of $173 million, of which 1,113,000 shares at a cost of $90 million were repurchased during the three months ended March 31, 1997.

Dividends

On February 28, 1997, the Board declared a quarterly dividend of $.20 per share of common stock and $1.18945 per share of 6.25% Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on April 25, 1997, payable May 15, 1997.

New Accounting Pronouncements
_____________________________

See Note 2 of Condensed Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Regulatory Environment
______________________

See "Regulatory Environment" in the Company's 1996 Annual Report for a discussion of recent regulations relating to insurance companies.

Forward-Looking Information
___________________________

See "Forward Looking Information", "Regulatory Environment" and the "Outlook" section of each business segment in the Company's
1996 Annual Report for information regarding important factors that may materially affect the Company.

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

Item 5.  Other Information.

(a)  NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. As of the date of this filing, none of Aetna Inc.'s significant subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges for 1996.

(b)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                          Three Months Ended             Years ended December 31,
                                                                   ____________________________________
                                          March 31, 1997           1996    1995    1994    1993    1992
                                          __________________       ____    ____    ____    ____    ____

Ratio of Earnings to Fixed Charges         7.23                    2.45    4.97    4.74    (a)     1.90
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends     5.53                    2.10    4.97    4.74    (a)     1.90

(a) The Company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 14 of Notes to Financial Statements in the Company's 1996 Annual Report.) During 1995, 1994, 1993 and 1992 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    (10)    Material Contracts.

    (10.1) Amendment No. 1, dated as of December 31, 1996, to the Supplemental Pension Benefit Plan for Certain
            Employees of Aetna Services, Inc.

    (10.2) Amendment No. 2, dated as of February 28, 1997, to the Supplemental Pension Benefit Plan for Certain
            Employees of Aetna Services, Inc.

    (10.3) Employment Agreement, dated as of March 6, 1997, by and between the Company and Joseph Sebastianelli.*

    (10.4) Amendment, dated as of April 9, 1997, to the Amended and Restated Agreement, dated as of May 30, 1996, between the Company and Leonard Abramson.

    (10.5)  Amendment, dated as of July 22, 1996, to Letter
            Agreement, dated as of January 19, 1995, between Aetna Services, Inc. and Richard L. Huber.*

    (10.6)  Amendment, dated as of July 22, 1996, to Employment
            Agreement, dated as of January 29, 1996, between Aetna Services, Inc. and Ronald E. Compton.*

    (10.7)  Amendment, dated as of July 22, 1996, to Employment
            Agreement, dated as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney.*

    (10.8)  The Supplemental Incentive Savings Plan for Certain
            Employees of Aetna Services, Inc., incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on October 25, 1996.

    (12)    Statement Re Computation of Ratios.

    (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 1997 and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 for the Company and
            for the three months ended March 31, 1997 and for the year ended December 31, 1996 for Aetna Services, Inc.

    (15)    Letter Re Unaudited Interim Financial Information.

    (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated May 5, 1997.

    (27)    Financial Data Schedule.

    * Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    The Company filed a report on Form 8-K on March 3, 1997, relating to the merger with U.S. Healthcare, Inc. including unaudited condensed consolidated pro forma financial statements of the Company for the twelve months ended December 31, 1996.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       Aetna Inc.
                                ______________________________
                                       (Registrant)


Date  May 6, 1997           By   /s/   Robert J. Price
                                ______________________________
                                       (Signature)

                                      Robert J. Price
                                      Vice President
                                      and Corporate Controller
                                      (Chief Accounting Officer)