Form 10-Q
period 1997-06-30
AETNA INC
filed 1997-08-05
CIK 1013761

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  June 30, 1997
                               _______________


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
                                                     ______________________


                              Not Applicable
___________________________________________________________________________
            (Former name, former address and former fiscal year,
                       if changed since last report)



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




                                            Shares Outstanding
   Title of Class                           at June 30, 1997
  ________________                          _________________

Common Capital Stock
 $.01 par value                                 149,951,690

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                24

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      25


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 50

Item 4.  Submission of Matters to a Vote
           of Security Holders.                             50

Item 5.  Other Information.                                 51

Item 6.  Exhibits and Reports on Form 8-K.                  51


Signatures                                                  52

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                    ___________________________ _________________________
(Millions, except share and per common share data)  1997         1996           1997         1996
                                                    ____         ____           ____         ____

Revenue:
  Premiums......................................    $    3,178.1 $    1,727.6   $    6,265.5 $    3,606.0
  Net investment income.........................           847.1        893.8        1,687.2      1,780.1
  Fees and other income.........................           568.4        548.1        1,126.1      1,066.3
  Net realized capital gains....................            34.7          4.4           36.2         66.4
                                                    ____________ ____________   ____________ ____________
      Total revenue.............................         4,628.3      3,173.9        9,115.0      6,518.8
                                                    ____________ ____________   ____________ ____________

Benefits and expenses:
  Current and future benefits...................         3,208.6      2,076.2        6,365.7      4,347.6
  Operating expenses............................           869.1        769.4        1,703.2      1,525.2
  Interest expense..............................            60.8         28.7          116.8         60.3
  Amortization of goodwill and other
   acquired intangible assets...................            95.3          2.9          188.0          5.7
  Amortization of deferred policy
   acquisition costs............................            55.4         38.1          100.8         75.1
  Reductions of loss on discontinued products...               -       (170.0)        (172.5)      (170.0)
  Severance and facilities charges
   (reserve reductions).........................           (31.0)       392.7          (45.0)       392.7
                                                    ____________ ____________   ____________ ____________
     Total benefits and expenses................         4,258.2      3,138.0        8,257.0      6,236.6
                                                    ____________ ____________   ____________ ____________

Income from continuing operations
 before income taxes............................           370.1         35.9          858.0        282.2
Income taxes (benefits)
  Current.......................................           115.7         62.0          239.6        124.8
  Deferred......................................            24.3        (50.4)         109.0        (32.4)
                                                    ____________ ____________   ____________ ____________
      Total income taxes........................           140.0         11.6          348.6         92.4
                                                    ____________ ____________   ____________ ____________

Income from continuing operations...............           230.1         24.3          509.4        189.8
Discontinued Operations, net of tax:
 Income from operations.........................               -            -              -        182.2
 Gain on sale...................................               -        263.7              -        263.7
                                                    ____________ ____________   ____________ ____________

      Net income ...............................    $      230.1 $      288.0   $      509.4 $      635.7
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________
      Net income applicable to
        common ownership........................    $      216.2 $      288.0   $      481.6 $      635.7
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________

Results per common share:
Income from continuing operations...............    $       1.43 $        .21   $       3.19 $       1.63
Discontinued Operations, net of tax:
 Income from operations.........................               -            -              -         1.57
 Gain on sale...................................               -         2.26              -         2.27
                                                    ____________ ____________   ____________ ____________

  Net income ...................................    $       1.43 $       2.47   $       3.19 $       5.47
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________

  Dividends declared............................    $        .20 $          -   $        .40 $        .69
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________

  Weighted average common shares and
   common share equivalents.....................     151,204,884  116,490,454    151,074,342  116,297,376
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________


See Condensed Notes to Financial Statements.


                          AETNA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                       June 30,        December 31,
(Millions)                                               1997              1996
                                                     ___________       ____________

Assets:
Investments:
  Debt securities available for sale,
     at fair value (amortized cost
     $30,862.8 and $31,441.4)..................      $  31,634.1       $  32,336.3
  Equity securities, at fair value
   (cost $1,003.4 and $963.4)..................          1,393.3           1,332.8
Short-term investments.........................            956.7             723.2
Mortgage loans.................................          6,322.1           6,700.9
Real estate....................................            636.7             850.2
Policy loans...................................            734.1             707.3
Other..........................................            876.1             835.5
                                                     ___________       ___________
      Total investments........................         42,553.1          43,486.2
Cash and cash equivalents......................          1,616.6           1,462.6
Accrued investment income......................            552.3             598.6
Premiums due and other receivables.............          1,369.5           1,190.4
Deferred policy acquisition costs..............          2,372.9           2,226.9
Goodwill and other acquired intangible assets..          8,625.3           8,432.6
Other assets...................................            958.6           1,070.1
Separate Accounts assets.......................         37,651.6          34,445.5
                                                     ___________       ___________
      Total assets.............................      $  95,699.9       $  92,912.9
                                                     ___________       ___________
                                                     ___________       ___________


See Condensed Notes to Financial Statements.


                          AETNA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)


                                                         June 30,        December 31,
(Millions, except share and per common share data)         1997              1996
                                                       __________        ____________

Liabilities:
  Future policy benefits........................       $  18,040.7       $  17,783.4
  Unpaid claims.................................           3,100.2           3,029.2
  Unearned premiums.............................             188.0             333.6
  Policyholders' funds left with the Company....          19,032.6          19,901.7
                                                       ___________       ___________
      Total insurance liabilities...............          40,361.5          41,047.9
  Dividends payable to shareholders.............              36.9              36.9
  Short-term debt...............................             434.7             282.8
  Long-term debt................................           2,375.6           2,380.0
  Current income taxes..........................             114.8             164.3
  Deferred income taxes.........................             148.2              31.7
  Other liabilities.............................           2,826.3           3,202.3
  Minority and participating policyholders'
   interests....................................             228.7             221.7
  Separate Accounts liabilities.................          37,609.7          34,380.6
                                                       ___________       ___________
      Total liabilities.........................          84,136.4          81,748.2
                                                       ___________       ___________

  Aetna-obligated mandatorily redeemable
    preferred securities of subsidiary
    limited liability company holding
    primarily debentures guaranteed by Aetna....             275.0             275.0
                                                       ___________       ___________

Commitments and Contingent Liabilities
 (Notes 5 and 12)
Shareholders' Equity:
  Class C Voting Mandatorily Convertible
   Preferred Stock ($.01 par value; 15,000,000
   shares authorized; 11,655,457 in 1997 and
   11,655,546 in 1996 issued and outstanding)...             865.4             865.4
  Common Stock ($.01 par value; 500,000,000
   shares authorized; 149,951,690 in 1997 and
   150,084,799 in 1996 issued and outstanding)..           3,997.2           4,032.8
  Net unrealized capital gains..................             352.6             340.0
  Retained earnings.............................           6,073.3           5,651.5
                                                       ___________       ___________

      Total shareholders' equity................          11,288.5          10,889.7
                                                       ___________       ___________

      Total liabilities, redeemable preferred
       securities and shareholders' equity......       $  95,699.9       $  92,912.9
                                                       ___________       ___________
                                                       ___________       ___________

  Shareholders' equity per common share.........       $     69.51       $     66.79
                                                       ___________       ___________
                                                       ___________       ___________


See Condensed Notes to Financial Statements.


                        AETNA INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Millions, except share data)
                                               Class C Voting
                                               Mandatorily             Net
                                               Convertible             Unrealized
                                               Preferred    Common     Capital        Retained  Treasury
Six Months Ended June 30, 1997       Total     Stock        Stock      Gains          Earnings  Stock
________________________________________________________________________________________________________


Balances at December 31, 1996        $10,889.7 $    865.4   $ 4,032.8  $   340.0      $ 5,651.5 $     -
_______________________________________________________________________________________________________

Net income..........................     509.4                                            509.4
Change in net unrealized capital
  gains.............................      12.6                              12.6
Common stock issued for benefit
  plans and other (1,670,891 shares)     118.3                  118.3
Repurchase of common shares
  (1,804,000 shares)................    (153.9)                (153.9)
Common stock dividends..............     (59.8)                                           (59.8)
Preferred stock dividends...........     (27.8)                                           (27.8)
                                     __________________________________________________________________


Balances at June 30, 1997            $11,288.5 $    865.4   $ 3,997.2  $   352.6      $ 6,073.3 $     -
_____________________________________________________________________________________
                              _______________________________________________________




Six Months Ended June 30, 1996
_______________________________________________________________________________________________________


Balances at December 31, 1995        $ 7,272.8 $        -   $ 1,448.2  $   641.1      $ 5,195.6 $ (12.1)
_______________________________________________________________________________________________________

Net income..........................     635.7                                            635.7
Change in net unrealized capital
  gains.............................    (537.9)                           (537.9)
Common stock issued for benefit
  plans and other (977,021 shares)..      51.4                   51.4
Common stock dividends..............     (79.7)                                           (79.7)
                                     __________________________________________________________________


Balances at June 30, 1996            $ 7,342.3 $        -   $ 1,499.6  $   103.2      $ 5,751.6 $ (12.1)
_______________________________________________________________________________________________________
                                     __________________________________________________________________


See Condensed Notes to Financial Statements.


                          AETNA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Six Months Ended
                                                                                June 30,
                                                                        ________________________
(Millions)                                                              1997           1996
                                                                        ____           ____
Cash Flows from Operating Activities:
   Net income........................................................   $   509.4      $   635.7
   Adjustments to reconcile net income to net
    cash used for operating activities:
      Income from Discontinued Operations............................           -         (182.2)
      Decrease in accrued investment income..........................        46.1           61.3
      (Increase) decrease in premiums due and other receivables......      (135.4)          13.9
      Increase in deferred policy acquisition costs..................      (149.7)        (123.4)
      Depreciation and amortization..................................       266.0           90.3
      Increase (decrease) in income taxes............................        80.9         (270.6)
      Net (increase) decrease in other assets and other liabilities..      (786.4)         655.9
      Decrease in insurance liabilities..............................      (315.2)      (1,345.1)
      Net realized capital gains.....................................       (36.2)         (66.4)
      Gain on sale of Discontinued Operations........................           -         (263.7)
      Amortization of net investment discounts.......................       (78.5)         (60.4)
      Other, net.....................................................        10.7             .2
                                                                        _________      _________
        Net cash used for operating activities.......................      (588.3)        (854.5)
                                                                        _________      _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................     8,088.7        7,681.8
      Equity securities..............................................       344.1          282.9
      Mortgage loans.................................................       116.8           80.4
      Real estate....................................................       261.4           74.8
      Other investments..............................................       356.5          529.2
      Short-term investments.........................................     8,379.9       17,489.7
      Discontinued Operations........................................           -        4,134.1
   Investment maturities and repayments of:
      Debt securities available for sale.............................     2,036.5        1,730.0
      Mortgage loans.................................................       392.9          691.7
   Cost of investments in:
      Debt securities available for sale.............................    (9,453.4)      (8,026.7)
      Equity securities..............................................      (301.0)        (643.1)
      Mortgage loans.................................................      (177.4)         (98.3)
      Real estate....................................................       (34.5)         (23.9)
      Other investments..............................................      (427.6)        (490.9)
      Short-term investments.........................................    (8,580.2)     (18,601.1)
   Increase in property and equipment................................       (31.3)         (18.0)
   Decrease (increase) in Separate Accounts..........................        23.1           (1.0)
   Other, net........................................................        51.3          (85.6)
                                                                        _________      _________
        Net cash provided by investing activities....................     1,045.8        4,706.0
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........       952.4        1,001.2
   Withdrawals of investment contracts...............................    (1,286.6)      (1,846.2)
   Issuance of long-term debt........................................          .1            4.6
   Repayment of long-term debt.......................................        (3.8)          (6.9)
   Common stock issued under benefit plans and other.................       118.3           51.4
   Common stock acquired.............................................      (153.9)             -
   Net increase (decrease) in short-term debt........................       158.4         (356.1)
   Dividends paid to shareholders....................................       (87.6)        (158.8)
                                                                        _________      _________
        Net cash used for financing activities.......................      (302.7)      (1,310.8)
                                                                        _________      _________
Effect of exchange rate changes on cash and cash equivalents.........         (.8)            .1
                                                                        _________      _________
Net increase in cash and cash equivalents............................       154.0        2,540.8
Cash and cash equivalents, beginning of period.......................     1,462.6        1,712.7
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 1,616.6      $ 4,253.5
                                                                        _________      _________
                                                                        _________      _________

Supplemental Cash Flow Information:
   Interest paid.....................................................   $   114.2      $    56.1
                                                                        _________      _________
                                                                        _________      _________
   Income taxes paid ................................................   $   272.8      $   202.5
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

See Condensed Notes to Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation
The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") (formerly Aetna Life and Casualty Company) and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare") (formerly U.S. Healthcare, Inc. ("U.S. Healthcare")). Less than majority-owned entities in which the Company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1996 financial information to conform to the 1997 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 1996 Annual Report on Form 10-
K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

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

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(2) Future Application of Accounting Standards (Continued)

FAS No. 128, Earnings per Share, was issued in February 1997.
This statement provides new accounting and reporting standards for earnings per share. It will replace the currently used primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents the potential dilution that could occur if all stock options and other stock-based awards, as well as convertible securities, were exercised and converted into common stock if their effect is dilutive. This statement, effective for year-end 1997 financial statements, requires that prior period earnings per share data be restated. The Company does not expect adoption of this statement to have a material impact on earnings per common share amounts.

FAS No. 130, Reporting Comprehensive Income, was issued in June 1997 and establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholders' equity (except those arising from transactions with owners) and includes net income, net unrealized capital gains or losses on available for sale securities and foreign currency translation adjustments. As this new standard only requires additional information in a financial statement, it will not affect the Company's financial position or results of operations. FAS No. 130 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. The Company is currently evaluating the presentation alternatives permitted by the statement.

FAS No. 131, Disclosures about Segments of an Enterprise and Related Information, was issued in June 1997 and establishes standards for the reporting of information relating to operating segments in annual financial statements, as well as disclosure of selected information in interim financial reports. This statement supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under FAS No. 131, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). This statement is effective for year-end 1998 financial statements. Interim financial information will be required beginning in 1999 (with comparative 1998 information). The Company does not anticipate that this standard will significantly impact the composition of its current operating segments, which are consistent with the management approach.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(3)  Earnings Per Common Share

Primary earnings per common share are computed using net income less preferred stock dividends divided by the weighted average number of common shares outstanding (including common share equivalents). Fully diluted earnings per common share are computed using net income divided by the weighted average number of common shares outstanding (including common share equivalents and other potentially dilutive securities). In determining primary earnings per common share, the 6.25% Class C Voting Mandatorily Convertible Preferred Stock ("Class C Stock") is not considered to be a common stock equivalent. The Class C Stock is included in the calculation of the Company's fully diluted earnings per common share. The weighted average number of shares of Class C Stock outstanding was 11.7 million for the three and six months ended June 30, 1997. There is not a material difference between primary and fully diluted earnings per common share.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 (Continued)

(4)  Merger with U.S. Healthcare

The merger with U.S. Healthcare was consummated on July 19, 1996, and the Company's consolidated results of operations include U.S.
Healthcare from that date.

The unaudited pro forma information below presents combined results of the Company's operations as if the merger with U.S. Healthcare (as well as the sale of Aetna's property-casualty operations - see Note 5) had occurred on January 1, 1996 and reflects adjustments which include interest expense related to the assumed financing of a portion of the cash consideration paid, interest income foregone related to the balance of the cash consideration paid, amortization of goodwill and other acquired intangible assets, and adjustments to conform U.S. Healthcare's accounting policies with Aetna Services' and to remove the effect of merger-related costs incurred by U.S. Healthcare prior to the merger. No adjustment has been made to give effect to any synergies which may be realized in future periods as a result of the merger.

The unaudited pro forma information is not necessarily indicative of the consolidated results of operations of the combined company had the merger occurred at the beginning of 1996, nor is it necessarily indicative of future results.

                                                 Three Months Ended    Six Months Ended
(in millions, except per common share data)       June 30, 1996(1)     June 30, 1996(1)
___________________________________________      __________________    ________________

Revenue                                               $ 4,222.5             $ 8,606.6
                                                      _________             _________
                                                      _________             _________

Net realized capital gains
  included in revenue                                 $     4.4             $    69.2
                                                      _________             _________
                                                      _________             _________

Income before income taxes                            $    33.9             $   321.9

Income taxes                                               30.0                 144.7
                                                      _________             _________

Net income                                            $     3.9             $   177.2
                                                      _________             _________
                                                      _________             _________

Net income (loss) per common share                    $    (.07)            $     .98
                                                      _________             _________
                                                      _________             _________


(1)  Includes the Company's reductions of loss on discontinued products of $170.0 million pretax ($110.5 after tax) for the three and six months ended June 30, 1996 and $392.7 million pretax ($255.0 million after tax) of severance and facilities charges for the three and six months ended June 30, 1996.


                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(5)  Other Acquisitions and Dispositions

On April 2, 1996, the Company sold its property-casualty operations to an affiliate of The Travelers Insurance Group Inc.
("Travelers") for approximately $4.1 billion in cash. The sale resulted in an after-tax gain of $264 million ($218 million pretax).

The operating results of the property-casualty operations were presented as Discontinued Operations through the sale date.
Operating results for the period from January 1 to April 2, 1996 were:

(Millions)                                          1996
_____________________________________________________________

Total revenue                                       $ 1,539.3
_____________________________________________________________
                                                    _________
Income before taxes                                 $   262.7
Income taxes                                             80.5
                                                    _________
Net income                                          $   182.2
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

In April 1997, the Company acquired a 49.0% stake in a joint venture formed with Sul America Seguros, Brazil's largest insurance company. The joint venture provides health and life insurance, as well as private pension plan, products. The joint venture is being accounted for on the equity basis. The initial purchase price of approximately $300 million was funded through the issuance of commercial paper. The commercial paper was repaid prior to June 30, 1997.

On May 1, 1997, the Company sold Aetna Professional Management Corporation, a physician management business. In connection with the sale, the Company recorded after-tax capital losses of $11 million
($20 million pretax) and $44 million ($43 million pretax) for the three and six months ended June 30, 1997 related to the disposition.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(6)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $334 million and $344 million for the three months ended June 30, 1997 and 1996, respectively, and $673 million and $697 million for the six months ended June 30, 1997 and 1996, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains allocable to experience rated contractholders of $18 million and $46 million for the three months ended June 30, 1997 and 1996, respectively, and $49 million and $84 million for the six months ended June 30, 1997 and 1996, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves are presented in the table below.

                                                June 30, 1997              December 31, 1996
                                             ____________________       ______________________
                                             Total                      Total
                                             Recorded     Specific      Recorded      Specific
(Millions)                                   Investment   Reserves      Investment    Reserves
______________________________________________________________________________________________

Supporting discontinued products             $   371.6    $    71.3     $   387.3     $   86.9
Supporting experience rated products             213.2         39.8         258.3         40.0
Supporting remaining products                    136.5         15.7         160.1         17.2
                                             _________________________________________________
 Total Impaired Loans                        $   721.3(1) $   126.8     $   805.7(1)  $  144.1
______________________________________________________________________________________________
                                             _________________________________________________

(1)  Includes impaired loans of $263.7 million and $227.0 million at June 30, 1997 and
     December 31, 1996, respectively, for which no specific reserves are considered necessary.


                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(6) Investments (Continued)

The activity in the specific and general reserves for the six months ended June 30, 1997 and the twelve months ended December
31, 1996 is summarized below:

                                                          Supporting
                                             Supporting   Experience    Supporting
                                             Discontinued Rated         Remaining
(Millions)                                   Products     Products      Products      Total
______________________________________________________________________________________________

Balance at December 31, 1995                 $   287.5    $   228.3     $    89.1     $  604.9


Credited to net realized capital gains               -            -         (33.0)       (33.0)
Credited to other accounts(1)                    (10.0)       (57.6)            -        (67.6)
Principal write-offs                            (140.8)       (96.0)        (20.5)      (257.3)
______________________________________________________________________________________________
Balance at December 31, 1996(2)                  136.7         74.7          35.6        247.0


Charged to net realized capital gains                -            -            .7           .7
Credited to other accounts(1)                        -            -           (.7)         (.7)
Principal write-offs                              (4.0)         1.3          (4.5)        (7.2)
______________________________________________________________________________________________
Balance at June 30, 1997(2)                  $   132.7    $    76.0     $    31.1     $  239.8
______________________________________________________________________________________________
                                             _________________________________________________

(1)  Reflects adjustments to reserves related to assets supporting experience rated products and discontinued products which do not affect the Company's results of operations.
(2)  Total reserves at June 30, 1997 and December 31, 1996 include $126.8 million and $144.1 million of specific reserves, respectively, and $113.0 million and $102.9 million of general reserves, respectively.


Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                         Three Months Ended               Six Months Ended
                                            June 30, 1997                   June 30, 1997
                                      __________________________     __________________________
                                      Average                        Averaged
                                      Impaired  Income  Cash         Impaired  Income  Cash
(Millions)                            Loans     Earned  Received     Loans     Earned  Received
________________________________________________________________     __________________________

Supporting discontinued products      $  373.9  $  8.9  $  8.0       $  377.4  $ 17.6  $ 15.9
Supporting experience rated products     215.8     4.2     3.9          227.1     8.4     7.7
Supporting remaining products            128.5     2.4     2.3          133.9     5.0     4.7
                                      _______________________________________________________
  Total                               $  718.2  $ 15.5  $ 14.2       $  738.4  $ 31.0  $ 28.3
_____________________________________________________________________________________________
                                      _______________________________________________________

                                         Three Months Ended               Six Months Ended
                                            June 30, 1996                   June 30, 1996
                                      __________________________     __________________________
                                      Average                        Averaged
                                      Impaired  Income  Cash         Impaired  Income  Cash
(Millions)                            Loans     Earned  Received     Loans     Earned  Received
________________________________________________________________     __________________________

Supporting discontinued products      $  692.9  $ 15.0  $ 16.0       $  694.1  $ 30.0  $ 31.6
Supporting experience rated products     506.4    10.3     9.8          503.9    19.8    19.6
Supporting remaining products            228.2     4.2     5.0          223.4     9.7     9.7
                                      _______________________________________________________
  Total                               $1,427.5  $ 29.5  $ 30.8       $1,421.4  $ 59.5  $ 60.9
_____________________________________________________________________________________________
                                      _______________________________________________________

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(7)  Supplemental Cash Flow Information

Significant noncash investing and financing activities include acquisition of real estate through foreclosures of mortgage loans amounting to $25 million and $66 million for the six months ended
June 30, 1997 and 1996, respectively.

(8)  Financial Instruments

The Company engages in hedging activities to manage interest rate, price and currency risks. Such hedging activities have principally consisted of using off-balance sheet instruments such as those presented in the table below. (See General Account Investments - Use of Derivatives and Other Investments on page 47 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Company's 1996 Annual Report for a description of the Company's hedging activities).
The notional amounts, carrying values and estimated fair values of the Company's off-balance sheet and other financial instruments are as follows (in millions):

                                                         Carrying
                                                         Value
                                             Notional    Asset        Fair
June 30, 1997                                Amount      (Liability)  Value
______________________________________________________________________________

Foreign exchange forward contracts - sell:
  Related to net investments in foreign
    affiliates                               $ 138.6     $   (.1)     $     -
  Related to investments in nondollar
    denominated assets                          42.5           -            -
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
    affiliates                                   2.1           -            -
  Related to investments in nondollar
    denominated assets                          23.5          .9           .9
Futures contracts to purchase
    debt securities                             38.5          .3           .3
Interest rate swaps                             43.0           -          5.7
Warrants to purchase securities                 19.0         4.1          4.1


                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(9) Severance and Facilities Charges

During 1996, the Company established severance and facilities reserves in the Aetna U.S. Healthcare, Aetna Retirement Services and Corporate segments to reflect the integration of the health businesses and certain other actions taken or to be taken in order to make its businesses more competitive.

Activity for the six months ended June 30, 1997 within the severance and facilities reserves (pretax, in millions) and positions eliminated related to such actions were as follows:

                                                  Reserve             Positions
_______________________________________________________________________________

Balance at December 31, 1996                      $ 725.2                 6,952
Actions taken(1)                                   (160.4)               (1,667)
Adjustments(2)                                      (45.0)               (1,200)
                                                  _______                ______

   Balance at June 30, 1997                       $ 519.8                 4,085
_______________________________________________________________________________
                                                  _____________________________

(1)  Includes $75.4 million of severance-related actions.
(2) Reflects reductions in anticipated severance actions resulting from higher attrition than was contemplated in the establishment of the reserve in the Aetna U.S. Healthcare segment.


The 1,667 positions eliminated during the six months ended June 30, 1997 related to the following segments: 86% - Aetna U.S. Healthcare, 7% - Aetna Retirement Services and 7% - Corporate.
The Aetna U.S. Healthcare severance actions are expected to be substantially completed by the end of 1998. The Aetna Retirement Services severance actions are expected to be substantially completed by March 31, 1998. The Corporate severance actions and vacating of certain leased office space are expected to be substantially completed by the end of 1997. In connection with the sale of the Company's property-casualty operations, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. The remaining lease payments (net of expected subrentals) on the facilities (other than the CityPlace office facility) are payable over approximately the next three years.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs")and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established, and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. As a result of management's detailed review in the first quarter of 1997, the Company released $173 million (pretax) of the reserve, constituting the remaining portion of the reserve related to GICs, primarily as a result of continued favorable developments in real estate markets. The resulting reserve reflects management's best estimate of anticipated future net losses. To the extent that aggregate future losses on GICs and SPAs are greater or less than anticipated, the Company's results of operations would be adversely or positively affected, respectively. The discussion below presents information for the discontinued SPA and GIC products on a combined basis. (Refer to the Company's 1996 Annual Report for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 1997, the receivable from continuing products, net of related deferred taxes payable of $37 million on the accrued interest income, was $504 million. During 1996, $315 million of the receivable, net of the related deferred taxes payable on the accrued interest income of $19 million, was funded from continuing products to meet liquidity needs from maturing GICs. As of June 30, 1997, no additional funding of the receivable had taken place. This amount is eliminated in consolidation.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Discontinued Products (Continued)

Results of discontinued products were as follows (pretax, in millions):

                                                     Charged
                                                     (Credited) to
                                                     Reserve for
                                                     Future
Three months ended June 30, 1997       Results       Losses        Net(1)
__________________________________________________________________________

Net investment income                   $ 174.6      $     -       $ 174.6
Net realized capital gains                 63.8        (63.8)            -
Interest earned on receivable
  from continuing products                  8.3            -           8.3
Other income                                2.6            -           2.6
                                        __________________________________
     Total revenue                        249.3        (63.8)        185.5
                                        __________________________________

Current and future benefits               165.6         17.0         182.6
Operating expenses                          2.9            -           2.9
                                        __________________________________
     Total benefits and expenses          168.5         17.0         185.5
                                        __________________________________

Results of discontinued products        $  80.8      $ (80.8)      $     -
__________________________________________________________________________
                                        __________________________________


                                                     Charged
                                                     (Credited) to
                                                     Reserve for
                                                     Future
Three months ended June 30, 1996        Results      Losses        Net(1)
__________________________________________________________________________

Net investment income                   $ 200.8      $      -      $ 200.8
Net realized capital gains                  2.1          (2.1)           -
Interest earned on receivable
  from continuing products                 13.1             -         13.1
Other income                                6.9             -          6.9
                                        __________________________________
     Total revenue                        222.9          (2.1)       220.8
                                        __________________________________

Current and future benefits               198.9          12.9        211.8
Operating expenses                          9.0             -          9.0
                                        __________________________________
     Total benefits and expenses          207.9          12.9        220.8
                                        __________________________________

Results of discontinued products        $  15.0       $ (15.0)     $     -
__________________________________________________________________________
                                        __________________________________

(1)  Amounts are reflected in the 1997 and 1996 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.


                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Discontinued Products (Continued)

                                                     Charged
                                                     (Credited) to
                                                     Reserve for
                                                     Future
Six months ended June 30, 1997         Results       Losses        Net(1)
__________________________________________________________________________

Net investment income                   $ 353.2      $      -      $ 353.2
Net realized capital gains                 94.3         (94.3)           -
Interest earned on receivable
  from continuing products                 16.6             -         16.6
Other income                               10.0             -         10.0
                                        __________________________________
     Total revenue                        474.1         (94.3)       379.8
                                        __________________________________

Current and future benefits               335.1          38.9        374.0
Operating expenses                          5.8             -          5.8
                                        __________________________________
     Total benefits and expenses          340.9          38.9        379.8
                                        __________________________________

Results of discontinued products        $ 133.2      $ (133.2)     $     -
__________________________________________________________________________
                                        __________________________________


                                                     Charged
                                                     (Credited) to
                                                     Reserve for
                                                     Future
Six months ended June 30, 1996          Results      Losses        Net(1)
__________________________________________________________________________

Net investment income                   $ 423.8      $      -      $ 423.8
Net realized capital gains                 24.0         (24.0)           -
Interest earned on receivable
  from continuing products                 26.2             -         26.2
Change in Accounting Policy -
  FAS No. 121(2)                            8.3             -          8.3
Other income                               11.8             -         11.8
                                        __________________________________
     Total revenue                        494.1         (24.0)       470.1
                                        __________________________________

Current and future benefits               408.6          50.1        458.7
Operating expenses                         11.4             -         11.4
                                        __________________________________
     Total benefits and expenses          420.0          50.1        470.1
                                        __________________________________

Results of discontinued products        $  74.1       $ (74.1)     $     -
__________________________________________________________________________
                                        __________________________________

(1) Amounts are reflected in the 1997 and 1996 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.
(2) Refer to Note 1 in the Company's 1996 Annual Report for a discussion of FAS No. 121.


                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Discontinued Products (Continued)

Assets and liabilities of discontinued products at June 30, 1997 were as follows (in millions):



Debt securities available for sale                     $5,002.4
Mortgage loans                                          2,526.5
Real estate                                               212.8
Short-term and other investments                          182.3
                                                       ________
   Total investments                                    7,924.0
Current and deferred income taxes                         155.5
Receivable from continuing products                       541.3
                                                       ________
   Total assets                                        $8,620.8
_______________________________________________________________
                                                       ________
Future policy benefits                                 $4,806.4
Policyholders' funds left with the Company              2,784.7
Reserve for anticipated future losses
  on discontinued products                                947.5
Other                                                      82.2
                                                       ________

   Total liabilities                                   $8,620.8
_______________________________________________________________
                                                       ________

Net unrealized capital gains on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products during the first six months of 1997 was as follows (pretax, in millions):



Reserve at December 31, 1996                           $  986.8
Results of discontinued products                          133.2
Reserve reduction                                        (172.5)
                                                       ________
Reserve at June 30, 1997                               $  947.5
_______________________________________________________________
                                                       ________

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(11)  Debt and Guarantee of Debt Securities

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348,000,000 9.5% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C., a wholly owned subsidiary of Aetna Services (collectively, the "Aetna Services Debt"). Aetna Capital L.L.C. has issued $275,000,000 of redeemable preferred stock and the Subordinated Debentures represent substantially all of the assets of Aetna Capital L.L.C.

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks that terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the credit commitment. Aetna Services pays facility fees ranging from .065% to .20% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at June 30, 1997 is at an annual rate of .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains or losses, of at least $7.5 billion.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(11) Debt and Guarantee of Debt Securities (Continued)

Separate financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                            June 30,           December 31,
                                             1997                  1996
                                         ____________          ____________

Total investments (excluding
  Separate Accounts)                     $  41,653.2           $  42,555.0
                                         ___________           ___________
                                         ___________           ___________

Total assets                             $  86,196.6           $  83,171.6
                                         ___________           ___________
                                         ___________           ___________

Total insurance liabilities              $  39,701.7           $  40,357.4
                                         ___________           ___________
                                         ___________           ___________

Total liabilities                        $  82,954.0           $  80,352.8
                                         ___________           ___________
                                         ___________           ___________

Total redeemable preferred stock         $     275.0           $     275.0
                                         ___________           ___________
                                         ___________           ___________

Total shareholder's equity               $   2,967.6           $   2,543.8
                                         ___________           ___________
                                         ___________           ___________

Statements of Income Information:

                                        Three Months Ended    Six Months Ended
                                          June 30, 1997         June 30, 1997
                                        __________________    ________________

Total revenue                            $   3,286.6           $   6,441.8

Total benefits and expenses                  2,952.1               5,658.1
                                         ___________           ___________


Income before income taxes               $     334.5           $     783.7
                                         ___________           ___________
                                         ___________           ___________

Net income                               $     225.6           $     499.4
                                         ___________           ___________
                                         ___________           ___________


                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(11) Debt and Guarantee of Debt Securities (Continued)

The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries from June 30, 1997 through December 31, 1997 without prior approval by state regulatory authorities is limited to approximately $143 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

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

           Independent Auditors' Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the related condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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




                                         /s/ KPMG PEAT MARWICK LLP
Hartford, Connecticut
August 4, 1997

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Aetna Inc. and its subsidiaries (collectively, the "Company") as of June 30, 1997 and 1996, and its results of operations for the three and six-month periods ended June 30, 1997 and 1996.

Consolidated Results of Operations
__________________________________

Operating Summary
(Millions, except per common share data)    Three Months Ended June 30,          Six Months Ended June 30,
                                         ________________________________     _______________________________
                                         1997         1996       % Change     1997         1996      % Change
                                         ____         ____       ________     ____         ____      ________

Premiums.............................    $ 3,178.1    $ 1,727.6      84.0 %   $ 6,265.5    $ 3,606.0    73.8%
Net investment income................        847.1        893.8      (5.2)      1,687.2      1,780.1    (5.2)
Fees and other income................        568.4        548.1       3.7       1,126.1      1,066.3     5.6
Net realized capital gains...........         34.7          4.4         -          36.2         66.4   (45.5)
                                         _________    _________               _________    _________
    Total revenue....................      4,628.3      3,173.9      45.8       9,115.0      6,518.8    39.8

Current and future benefits..........      3,208.6      2,076.2      54.5       6,365.7      4,347.6    46.4
Operating expenses...................        869.1        769.4      13.0       1,703.2      1,525.2    11.7
Interest expense.....................         60.8         28.7     111.8         116.8         60.3    93.7
Amortization of goodwill and
 other acquired intangible assets....         95.3          2.9         -         188.0          5.7       -
Amortization of deferred policy
 acquisition costs...................         55.4         38.1      45.4         100.8         75.1    34.2
Reductions of loss on discontinued
 products............................            -       (170.0)   (100.0)       (172.5)      (170.0)    1.5
Severance and facilities charges
 (reserve reductions)................        (31.0)       392.7         -         (45.0)       392.7       -
                                         _________    _________               _________    _________
    Total benefits and expenses......      4,258.2      3,138.0      35.7       8,257.0      6,236.6    32.4
                                         _________    _________               _________    _________

Income from continuing operations
 before income taxes.................        370.1         35.9         -         858.0        282.2       -
Income taxes.........................        140.0         11.6         -         348.6         92.4       -
                                         _________    _________               _________    _________

Income from continuing operations....        230.1         24.3         -         509.4        189.8   168.4
Discontinued Operations, net of tax:
 Income from operations..............            -            -         -             -        182.2  (100.0)
 Gain on sale........................            -        263.7    (100.0)            -        263.7  (100.0)
                                         _________    _________               _________    _________
    Net income.......................    $   230.1    $   288.0     (20.1)    $   509.4    $   635.7   (19.9)
                                         _________    _________               _________    _________
                                         _________    _________               _________    _________
    Net income applicable
      to common ownership............    $   216.2    $   288.0     (24.9)    $   481.6    $   635.7   (24.2)
                                         _________    _________               _________    _________
                                         _________    _________               _________    _________

Net realized capital gains from
 continuing operations, net of
 tax (included above)................    $    24.3    $     2.6         -     $     8.4    $    44.0   (80.9)
                                         _________    _________               _________    _________
                                         _________    _________               _________    _________

Results per common share:

Income from continuing operations....    $    1.43    $     .21         -     $    3.19    $    1.63    95.7
Discontinued Operations, net of tax:
 Income from operations..............            -            -         -             -         1.57  (100.0)
 Gain on sale........................            -         2.26    (100.0)            -         2.27  (100.0)
                                         _________    _________               _________    _________
    Net income.......................    $    1.43    $    2.47     (42.1)    $    3.19    $    5.47   (41.7)
                                         _________    _________               _________    _________
                                         _________    _________               _________    _________

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview
________

Consolidated Results

The Company reported income from continuing operations of $230 million and $509 million for the three and six months ended
June 30, 1997, respectively, compared with $24 million and $190 million for the same periods a year ago. These results are affected by factors (discussed in more detail on page 27) including:

benefits in the first quarter of 1997 and the second quarter of 1996 related to reserve reductions for Large
Case Pensions;

benefits for the three and six months ended June 30, 1997 related to reductions of Aetna U.S. Healthcare's severance and facilities reserve;

severance and facilities charges in the second quarter of 1996 primarily related to actions associated with the sale of the Company's property-casualty operations in that quarter; and

net realized capital gains in all periods.

Excluding these factors, income from continuing operations would have been $186 million and $363 million for the three and six months ended June 30, 1997, respectively, and $166 million and $290 million for the same periods a year ago.

These results reflect increased earnings in each business segment and business growth in each core business partially offset by higher interest expense primarily due to additional debt incurred in connection with the financing of the U.S. Healthcare, Inc. ("U.S. Healthcare") merger. (See "Aetna U.S. Healthcare" for a discussion of pro forma results as though the merger had occurred on January 1, 1996.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Underlying Business Results

Aetna U.S. Healthcare's earnings improved during the three and six months ended June 30, 1997 due to increased earnings from group insurance and other health products, partially offset by decreased earnings from health risk products when compared to pro forma earnings for the same periods a year ago. Improved earnings in Aetna Retirement Services ("ARS") during the three and six months ended June 30, 1997 primarily reflect improved financial services' results due to increased fee income earned on a growing base of assets under management, partially offset by decreased individual life insurance results. International's earnings also improved during the three and six months ended June 30, 1997 reflecting business and earnings growth in certain Asia Pacific and Latin American operations partially offset for the six months ended June 30, 1997 by increased losses from start-up operations, primarily those in the Philippines. Large Case Pensions' results during the three and six months ended June 30, 1997 improved, although assets under management declined, reflecting favorable prior year reserve development and lower operating expenses. Large Case Pensions' earnings also reflect a decrease and an increase for the three and six months ended June 30, 1997, respectively, in income on the investments supporting the capital in this business. The Corporate segment reflects higher interest expense in 1997 primarily resulting from additional debt incurred in connection with the financing of the U.S. Healthcare merger and also the absence, in 1997, of interest income earned in the second quarter of 1996 on the reinvestment of proceeds received from the sale of the Company's property-casualty operations.

Factors Affecting Comparison of Results

The U.S. Healthcare merger, the property-casualty sale, reserve reductions for Large Case Pensions and certain other factors complicate the comparison of the Company's results for the periods presented. Detailed information regarding certain of these factors (after tax) is set forth below.

Factors Primarily Related to the Merger

Income from continuing operations for the three and six months ended June 30, 1997 includes U.S. Healthcare results.

Income from continuing operations for the three and six months ended June 30, 1997 reflects an increase in amortization of goodwill and other acquired intangible assets of $77 million and $150 million, respectively, primarily related to the amortization of intangible assets created as a result of the U.S. Healthcare merger.

Income from continuing operations for the three and six months ended June 30, 1997 includes an increase in interest expense of $21 million and $37 million, respectively, primarily due to additional debt incurred in connection with the financing of the U.S. Healthcare merger.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Results of continuing operations for the three and six months ended June 30, 1996 include $30 million of interest income earned on the net proceeds received from the sale of the Company's property-casualty operations.

Results of continuing operations for the three and six months ended June 30, 1997 include benefits of $20 million and $29 million related to reductions of Aetna U.S.
Healthcare's severance and facilities reserve.  (See
"Severance and Facilities Charges".)

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

Other Significant Factors

Results of continuing operations for the three and six months ended June 30, 1996, include severance and facilities charges of $255 million primarily related to actions associated with the sale of the Company's property-casualty operations in that quarter. (See "Severance and Facilities Charges".)

Results of continuing operations for the six months ended
June 30, 1997 and for the three and six months ended June
30, 1996 include $108 million and $111 million, respectively, of benefits from reductions of the reserve for anticipated future losses on discontinued products, primarily as a result of continued favorable developments in real estate markets. (See "Large Case Pensions -
Discontinued Products".)

Results of continuing operations for the three and six months ended June 30, 1997 include $24 million and $8 million, respectively, of net realized capital gains, compared with $3 million and $44 million, respectively, for the same periods a year ago. Net realized capital gains for the three and six months ended June 30, 1997 include a $34 million gain related to the sale of a portion of the Company's investment in Travelers Property Casualty Corp.
Net realized capital gains for the three and six months ended June 30, 1997 also include losses of $11 million and $44 million, respectively, related to the disposition of Aetna Professional Management Corporation ("APMC"), a physician practice management business, which was completed in the second quarter of 1997. Net realized capital gains for the three and six months ended June 30, 1996 include a $25 million gain related to the sale of Aetna Realty
Investors ("ARI") which was substantially offset by net realized capital losses related to bond sales. Net realized capital gains for the six months ended June 30, 1996 also include a $15 million gain from the sale of an HMO subsidiary.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Net Income

The Company reported net income of $230 million and $509 million for the three and six months ended June 30, 1997, respectively, and $288 million and $636 million, respectively, for the same periods a year ago. Net income for the three and six months ended June 30, 1996 includes a gain from the sale of the Company's property-casualty operations (reflected as Discontinued Operations) of $264 million, and for the six months ended June 30, 1996, income from such operations of $182 million.

Merger and Property-Casualty Sale

Aetna Inc. became the parent corporation of Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. (formerly U.S. Healthcare) as a result of the merger transaction effected on July 19, 1996. The merger was accounted for as a purchase of U.S. Healthcare. (See Note 4 of Condensed Notes to Financial Statements.) Aetna sold its property-casualty operations on April 2, 1996. (See Note 5 of Condensed Notes to Financial Statements for a discussion of certain indemnifications and other information related to the property-casualty sale.)

This Overview is a summary of certain information that appears later in this Management's Discussion and Analysis. Important additional information about the businesses' results for the three and six months ended June 30, 1997 and 1996 and about the Company's financial condition and liquidity and capital resources follows. Because it has been summarized, the information presented in the Overview is qualified by more detailed information appearing later. Because of the importance of this detailed information, you should read this Management's Discussion and Analysis in its entirety.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare
_____________________

Operating Summary
(Millions)                               Three Months Ended June 30,          Six Months Ended June 30,
                                       ________________________________    _______________________________
                                       1997         1996       % Change    1997        1996       % Change
                                       ____         ____       ________    ____        ____       ________

Premiums.............................  $ 2,737.3    $ 1,355.7   101.9%     $ 5,423.4   $ 2,907.8     86.5%
Net investment income................      109.2         97.2    12.3          212.8       191.0     11.4
Fees and other income................      388.3        381.6     1.8          766.4       737.2      4.0
Net realized capital gains (losses)..      (22.0)        (5.9)      -          (34.9)       25.3        -
                                       _________    _________              _________   _________
   Total revenue.....................    3,212.8      1,828.6    75.7        6,367.7     3,861.3     64.9

Current and future benefits..........    2,295.9      1,177.9    94.9        4,545.8     2,522.8     80.2
Operating expenses...................      609.0        527.5    15.5        1,200.4     1,055.3     13.7
Amortization of goodwill and other
 acquired intangible assets..........       90.5          2.1       -          180.9         4.2        -
Amortization of deferred policy
 acquisition costs...................        8.6          2.3       -           13.1         5.1    156.9
Severance and facilities charges
 (reserve reductions)................      (31.0)        30.0       -          (45.0)       30.0        -
                                       _________    _________              _________   _________
   Total benefits and expenses.......    2,973.0      1,739.8    70.9        5,895.2     3,617.4     63.0
                                       _________    _________              _________   _________

Income before income taxes...........      239.8         88.8   170.0          472.5       243.9     93.7
Income taxes.........................      100.6         31.2       -          219.1        84.9    158.1
                                       _________    _________              _________   _________

Net income...........................  $   139.2    $    57.6   141.7      $   253.4   $   159.0     59.4
                                       _________    _________              _________   _________
                                       _________    _________              _________   _________
Net realized capital gains (losses),
 net of tax (included above).........  $   (12.8)   $    (3.9)      -      $   (39.2)  $    17.6        -
                                       _________    _________              _________   _________
                                       _________    _________              _________   _________

Aetna U.S. Healthcare's net income for the three and six months ended June 30, 1997 increased by $82 million and $94 million, respectively, compared with the same periods a year ago. These results reflect amortization of goodwill and other acquired intangible assets ($75 million and $149 million after tax, for the three and six months ended June 30, 1997, respectively, and $2 million and $4 million, respectively, for the same periods a year ago) and net realized capital gains or losses. Net income for the three and six months ended June 30, 1997 reflects after-tax benefits of $20 million and $29 million, respectively, related to reductions in the severance and facilities reserve due to higher attrition than was contemplated in the establishment of the reserve. Net income for the three and six months ended June 30, 1996 reflects an after-tax severance and facilities charge of $20 million. Excluding the above items, results for the three and six months ended June 30, 1997 increased $123 million and $247 million, respectively, from the prior year, primarily reflecting the inclusion of U.S. Healthcare. (See Note 4 of Condensed Notes to Financial Statements.)

Net realized capital losses for the three and six months ended June 30, 1997 include after-tax losses of $11 million and $44 million, respectively, related to the disposition of APMC. Net realized capital gains for the six months ended June 30, 1996 include a $15 million after-tax gain from the sale of an HMO subsidiary. The earnings of APMC and the HMO subsidiary were not material to the results of Aetna U.S. Healthcare.

Aetna U.S. Healthcare's effective tax rates of 42% and 46% for the three and six months ended June 30, 1997, respectively, when compared to 35% for the same periods a year ago, primarily reflect an increase in amortization of goodwill (which is nondeductible for income tax purposes) as well as for the six months ended June 30, 1997, the tax treatment of the disposition of APMC.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

The remainder of the discussion related to Aetna U.S. Healthcare presents 1996 results on a pro forma basis as if the merger had occurred at the beginning of 1996.

Operating Summary
(Millions)                                       Pro Forma (1)                         Pro Forma (1)
                                  Three Months    Three Months            Six Months     Six Months
                                     Ended          Ended                   Ended          Ended
                                 June 30, 1997  June 30, 1996 % Change  June 30, 1997  June 30, 1996 % Change
                                 _____________________________________  _____________________________________

Premiums........................ $ 2,737.3      $ 2,434.6       12.4%   $ 5,423.4      $ 5,025.1        7.9%
Net investment income...........     109.2          109.2          -        212.8          214.1        (.6)
Fees and other income...........     388.3          407.1       (4.6)       766.4          785.7       (2.5)
Net realized capital gains
 (losses).......................     (22.0)          (5.9)         -        (34.9)          28.1          -
                                 _________      _________               _________      _________
   Total revenue................   3,212.8        2,945.0        9.1      6,367.7        6,053.0        5.2

Current and future benefits.....   2,295.9        2,007.4       14.4      4,545.8        4,128.5       10.1
Operating expenses..............     609.0          670.2       (9.1)     1,200.4        1,343.3      (10.6)
Amortization of goodwill and
 other acquired intangible
 assets.........................      90.5           91.1        (.7)       180.9          182.2        (.7)
Amortization of deferred
 policy acquisition costs.......       8.6            2.3          -         13.1            5.1      156.9
Severance and facilities charges
 (reserve reductions)...........     (31.0)          30.0          -        (45.0)          30.0          -
                                  ________      _________               _________      _________
   Total benefits and
    expenses....................   2,973.0        2,801.0        6.1      5,895.2        5,689.1        3.6
                                  ________      _________               _________      _________

Income before income taxes......     239.8          144.0       66.5        472.5          363.9       29.8
Income taxes....................     100.6           66.4       51.5        219.1          163.6       33.9
                                 _________      _________               _________      _________

Net income...................... $   139.2      $    77.6       79.4    $   253.4      $   200.3       26.5
                                 _________      _________               _________      _________
                                 _________      _________               _________      _________
Net realized capital gains
 (losses), net of tax
 (included above)............... $   (12.8)     $    (3.9)         -    $   (39.2)     $    19.3          -
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare's two businesses, Health Risk, and Group Insurance and Other Health, the earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets, severance and facilities actions and net realized capital gains or losses. The table below sets forth earnings on this basis for the Health Risk, Group Insurance and Other Health businesses, and other related information.

(Millions)                                              Pro Forma                             Pro Forma
                                    Three Months       Three Months         Six Months        Six Months
                                        Ended             Ended               Ended              Ended
                                    June 30, 1997      June 30, 1996      June 30, 1997      June 30, 1996
                                    _____________      _____________      _____________      _____________

Health Risk                         $ 110.7            $ 127.1            $ 236.0            $ 255.9
Group Insurance and Other Health       95.7               49.1              176.3               95.0
                                    _______            _______            _______            _______
   Total Aetna U.S. Healthcare      $ 206.4            $ 176.2            $ 412.3            $ 350.9
                                    _______            _______            _______            _______
                                    _______            _______            _______            _______

Health Risk Medical Loss Ratio         83.6%              80.8%              83.1%              80.4%
                                    _______            _______            _______            _______
                                    _______            _______            _______            _______
Health Risk SG&A Ratio                 12.0%              14.8%              11.8%              14.5%
                                    _______            _______            _______            _______
                                    _______            _______            _______            _______


Aetna U.S. Healthcare's earnings for the three and six months ended June 30, 1997 increased by $30 million, or 17%, and $61 million, or 18%, respectively, compared with the pro forma earnings for the same periods a year ago. The segment's results reflect decreased Health Risk earnings and improved Group Insurance and Other Health earnings.

Earnings for the three and six months ended June 30, 1997 in the Health Risk business were impacted by several components. Commercial and Medicare HMO medical costs per member per month increased by 7% and 10%, respectively, for the three months ended June 30, 1997 and 8% and 11%, respectively, for the six months ended June 30, 1997 primarily resulting from higher inpatient facility, physician and pharmacy costs which were principally driven by higher unfavorable prior year reserve development in 1997. Partially offsetting the increase in HMO medical costs were benefits resulting from increased HMO enrollment and increased Commercial and Medicare HMO premiums per member per month of 1% and 7%, respectively, for the three and six months ended June 30, 1997. The increases in Commercial HMO premiums per member per month for the three and six months ended June 30, 1997 resulted from premium rate increases instituted in 1997, which were partially offset by customers selecting lower premium plans and a shift in geographic mix. Excluding the impact of prior year reserve development, Commercial and Medicare HMO medical costs per member per month increased 1% and 5%, respectively, for the three months ended June 30, 1997 and 3% and 6%, respectively, for the six months ended June 30, 1997. Premium rates per member per month increased in excess of medical costs per member per month when compared to the same periods a year ago for the Medicare business, excluding the impact of prior year reserve development. Health Risk results also benefited from lower preferred provider organization (PPO) and Indemnity medical costs resulting from favorable prior year reserve runoff, and improvement in operating expenses as a result of continuing cost savings initiatives.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

The increase in earnings for the three and six months ended June 30, 1997 for the Group Insurance and Other Health business is primarily attributable to higher earnings related to Other Health products. Favorable results related to Other Health products for the three and six months ended June 30, 1997 reflect lower operating expenses due to continuing cost savings initiatives and higher administrative service contract fees resulting from rate increases and changes in product mix. Results also reflect higher earnings from Group Insurance products due to favorable adjustments to claim benefit reserve estimates for life, disability and long-term care products, as well as increased product sales.

Aetna U.S. Healthcare's membership was as follows:

                                                                  Pro Forma
                                   _June 30, 1997 (1)(2)     June 30, 1996 (1)(2)
                                   _____________________   ______________________
(Thousands)                        Risk   Nonrisk  Total    Risk   Nonrisk  Total
_________________________________________________________  ______________________

HMO
  Commercial                       3,536     578    4,114  3,209     520    3,729
  Medicare                           349      20      369    264      20      284
  Medicaid                           107       -      107    135       -      135
                                   _____   _____   ______  _____   _____   ______
    Total HMO                      3,992     598    4,590  3,608     540    4,148
POS                                  328   2,443    2,771    291   2,245    2,536
PPO                                  742   2,975    3,717    747   3,038    3,785
Indemnity                            415   2,521    2,936    537   2,909    3,446
                                   _____   _____   ______  _____   _____   ______
 Total Health Membership           5,477   8,537   14,014  5,183   8,732   13,915
                                   _____   _____   ______  _____   _____   ______
                                   _____   _____   ______  _____   _____   ______

Group Insurance: (3)
  Group Life                                        9,971                   9,460
                                                   ______                  ______
                                                   ______                  ______
  Disability                                        2,675                   2,343
                                                   ______                  ______
                                                   ______                  ______
  Long-Term Care                                       96                      96
                                                   ______                  ______
                                                   ______                  ______

(1) Health membership as of June 30, 1997 reflects system and plan conversions; these conversions will continue for the remainder of 1997.  The conversions predominately affect Indemnity and PPO membership and have an immaterial impact on all other Health products.  June 30, 1996 reflects adjustments computed for December 31, 1996 membership
    (a decrease of approximately 173 thousand members), based on known corrected data from these conversions, as applied to June 30, 1996 membership previously reported.
(2) Group Insurance membership as of June 30, 1997 reflects the conversion to a new membership reporting system.  June 30, 1996 reflects adjustments computed for
    December 31, 1996 membership (an increase of approximately 1 million members), as applied to June 30, 1996 membership previously reported.
(3) Many Group Insurance members participate in more than one type of Aetna U.S.
    Healthcare coverage and are counted in each.

Total Health membership as of June 30, 1997 increased by 99 thousand members, or .7%, when compared to June 30, 1996. Membership increases in Commercial HMO, Medicare HMO and POS were partially offset by a decline in Indemnity enrollment. The decline in Indemnity enrollment reflects the continued migration of Indemnity members to other managed care products. Total HMO membership as of June 30, 1997 increased by 442 thousand members or 11% when compared to June 30, 1996.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Revenue for Aetna U.S. Healthcare increased by $284 million, or 10%, and $533 million, or 9%, for the three and six months ended June 30, 1997, respectively, compared to the same periods a year ago, excluding revenues of $156 million for the six months ended June 30, 1996 from the Civilian Health and Medical Program of the Uniformed Services contract which was not renewed, and net realized capital gains or losses. This growth was primarily due to membership growth in Commercial and Medicare HMO products, partially offset by lower Indemnity membership, as well as to premium rate increases instituted at the beginning of 1997.

Operating expenses for Aetna U.S. Healthcare decreased by $61 million, or 9%, and $143 million, or 11%, for the three and six months ended June 30, 1997, respectively, compared with the same periods a year ago primarily due to the impact of continuing cost reduction efforts and operating expenses in 1996, not present in 1997, associated with investments in primary care physician practices.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services
_________________________

Operating Summary
(Millions)                             Three Months Ended June 30,           Six Months Ended June 30,
                                    __________________________________    ________________________________
                                    1997         1996         % Change    1997        1996        % Change
                                    ____         ____         ________    ____        ____        ________
Premiums (1)......................  $    38.0    $    41.8       (9.1)%   $    78.4   $    87.7     (10.6)%
Net investment income.............      279.4        264.6        5.6         552.0       531.9       3.8
Fees and other income (2).........      136.5        110.8       23.2         270.9       214.1      26.5
Net realized capital gains........        3.8          1.6      137.5           9.2        17.3     (46.8)
                                    _________    _________                _________   _________
   Total revenue..................      457.7        418.8        9.3         910.5       851.0       7.0

Current and future benefits.......      256.0        254.1         .7         522.2       506.1       3.2
Operating expenses (2)............       91.7         84.8        8.1         173.1       167.6       3.3
Amortization of deferred policy
 acquisition costs................       25.9         14.2       82.4          47.3        31.5      50.2
                                    _________    _________                _________   _________
   Total benefits and expenses....      373.6        353.1        5.8         742.6       705.2       5.3
                                    _________    _________                _________   _________
Income before income taxes........       84.1         65.7       28.0         167.9       145.8      15.2
Income taxes......................       25.1         17.9       40.2          52.5        41.5      26.5
                                    _________    _________                _________   _________

Net income........................  $    59.0    $    47.8       23.4     $   115.4   $   104.3      10.6
                                    _________    _________                _________   _________
                                    _________    _________                _________   _________
Net realized capital gains, net
 of tax (included above)..........  $     2.5    $     1.1      127.3     $     6.0   $    11.3     (46.9)
                                    _________    _________                _________   _________
                                    _________    _________                _________   _________

Deposits not included in premiums
 above:
  Annuities - fixed options.......  $   298.4    $   416.3      (28.3)    $   578.6   $   723.6     (20.0)
  Annuities - variable options....      796.2        681.0       16.9       1,614.3     1,340.3      20.4
  Individual Life Insurance.......      117.3        105.9       10.8         237.8       208.7      13.9
                                    _________    _________                _________   _________
    Total.........................  $ 1,211.9    $ 1,203.2         .7     $ 2,430.7   $ 2,272.6       7.0
                                    _________    _________                _________   _________
                                    _________    _________                _________   _________

Assets under management: (3)(4)
  Annuities - fixed options.......                                        $11,898.1   $11,418.6       4.2
  Annuities - variable options....                                         17,527.1    12,415.2      41.2
                                                                          _________   _________
    Subtotal Annuities............                                         29,425.2    23,833.8      23.5
  Investment advisory (2).........                                          4,525.0     1,096.8         -
                                                                          _________   _________
    Financial services............                                         33,950.2    24,930.6      36.2
  Individual Life Insurance.......                                          2,993.3     2,700.9      10.8
                                                                          _________   _________
    Total.........................                                        $36,943.5   $27,631.5      33.7
                                                                          _________   _________
                                                                          _________   _________

Individual life insurance
 coverage issued..................                                        $ 2,538.0   $ 2,584.8      (1.8)
                                                                          _________   _________
                                                                          _________   _________
Individual life insurance
 coverage in force................                                        $49,471.4   $47,772.5       3.6
                                                                          _________   _________
                                                                          _________   _________

(1) Includes $13.7 million and $30.1 million for the three and six months ended
    June 30, 1997, respectively, and $12.3 million and $32.2 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) The three and six months ended June 30, 1997 include $9.6 million and $17.8 million, respectively, of fees and other income and $6.8 million and $12.7 million, respectively, of operating expenses and, at June 30, 1997, $2,907.6 million of assets under management that were previously reported in the Large Case Pensions segment, reflecting the consolidation of the Company's investment advisory services and certain other pension products which complement Aetna Retirement Services' business strategy.
(3) Excludes net unrealized capital gains of approximately $318 million and $155 million at June 30, 1997 and 1996, respectively.
(4) Includes $6,142.9 million and $3,772.3 million at June 30, 1997 and 1996, respectively, of assets invested through ARS products in unaffiliated mutual funds.

ARS' net income for the three and six months ended June 30, 1997 increased $11 million when compared with the same periods a year ago. Excluding net realized capital gains, results for the three and six months ended June 30, 1997 increased $10 million, or 21%, and $16 million, or 18%, respectively, from the prior year periods reflecting improved earnings from financial services products partially offset by lower earnings related to individual life insurance products.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (Continued)
____________________________________

The table below sets forth earnings by product type, excluding net realized capital gains (in millions):

                            Three Months Ended         Six Months Ended
(Millions)                       June 30,                  June 30,
                            ___________________       __________________
                            1997        1996          1997       1996
                            ____        _______       ____       _______
Financial services          $  39.8     $  25.6       $  76.5    $  52.6
Individual life insurance      16.7        21.1          32.9       40.4
                            _______     _______       _______    _______
  Total                     $  56.5     $  46.7       $ 109.4    $  93.0
                            _______     _______       _______    _______
                            _______     _______       _______    _______


The $14 million and $24 million increases in earnings for the three and six months ended June 30, 1997, respectively, for financial services products reflects increased fee income primarily from increased assets under management. Assets under management (excluding approximately $2.9 billion of assets under management that were previously reported in the Large Case Pensions segment) increased by 23% when compared to the same period a year ago primarily due to continued business growth through deposits and appreciation in the stock market.

Earnings for the three and six months ended June 30, 1997 from individual life insurance products decreased $4 million and $8 million, respectively, primarily due to unfavorable mortality experience.

Earnings for financial services products reflect lower operating expenses relative to assets under management, and individual life insurance earnings also reflect lower operating expenses, in both cases resulting from cost savings associated with previous restructurings.

Of the $11.9 billion and $11.4 billion of fixed annuity assets under management at June 30, 1997 and 1996, respectively, 24% were fully guaranteed and 76% were experience rated. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.8% and 7.9% and the average annualized earned rate on investments supporting experience rated investment contracts was 8.0% and 8.1% for the six months ended June 30, 1997 and 1996, respectively. The average annualized credited rate on fully guaranteed investment contracts was 6.7% and 6.7% and the average annualized credited rate on experience rated investment contracts was 5.9% and 6.1% for the six months ended June 30, 1997 and 1996, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.1 % and 1.2% and on experience rated investment contracts were 2.1% and 2.0% for the six months ended June 30, 1997 and 1996, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (Continued)
____________________________________

The duration of the investment portfolios supporting ARS' liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For a fuller discussion of the Company's asset/liability management practices, see the Company's 1996 Annual Report.

In July 1997, in connection with the Company's efforts to expand its financial planning business, the Company acquired Financial Network Investment Corporation ("FNIC"). FNIC is a broker/dealer which is licensed in all 50 states and includes more than 2,400 registered representatives and 177 branch offices in 35 states. The purchase price was not material to the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________

Operating Summary
(Millions)                                 Three Months Ended June 30,          Six Months Ended June 30,
                                        _________________________________    _______________________________
                                        1997         1996        % Change    1997         1996      % Change
                                        ____         ____        ________    ____         ____      ________

Premiums.............................   $  359.0     $  278.0      29.1%     $  676.4     $  517.6     30.7%
Net investment income................       93.8         82.8      13.3         186.1        165.8     12.2
Fees and other income................       32.6         32.5        .3          66.7         61.9      7.8
Net realized capital gains...........        6.9           .2         -          10.8          1.3        -
                                        ________     ________                ________     ________
   Total revenue.....................      492.3        393.5      25.1         940.0        746.6     25.9

Current and future benefits..........      300.2        237.0      26.7         576.5        450.2     28.1
Operating expenses...................      114.6         88.1      30.1         215.0        171.9     25.1
Interest expense.....................        1.5          1.7     (11.8)          3.2          3.5     (8.6)
Amortization of goodwill and
 other acquired intangible assets....        4.8           .7         -           7.1          1.4        -
Amortization of deferred policy
 acquisition costs...................       20.9         21.6      (3.2)         40.4         38.5      4.9
                                        ________     ________                ________     ________
   Total benefits and expenses.......      442.0        349.1      26.6         842.2        665.5     26.6
                                        ________     ________                ________     ________

Income before income taxes...........       50.3         44.4      13.3          97.8         81.1     20.6
Income taxes ........................       13.9         17.1     (18.7)         30.4         29.1      4.5
                                        ________     ________                ________     ________

Net income...........................   $   36.4     $   27.3      33.3      $   67.4     $   52.0     29.6
                                        ________     ________                ________     ________
                                        ________     ________                ________     ________
Net realized capital gains,
 net of tax (included above).........   $    4.2     $     .2         -      $    7.7     $     .8        -
                                        ________     ________                ________     ________
                                        ________     ________                ________     ________


International's net income for the three and six months ended June 30, 1997 increased by $9 million and $15 million, respectively, compared with the same periods a year ago. Excluding net realized capital gains, results for the three and six months ended June 30, 1997 increased $5 million, or 19%, and $9 million, or 17%, respectively, from the prior year, primarily reflecting continued business growth in Taiwan and results from the Company's newly acquired operations in Brazil. The improvement for the six months ended June 30, 1997 was partially offset by increased losses related to start-up operations, primarily those in the Philippines.

In April 1997, the Company acquired a 49.0% stake in a joint venture formed with Sul America Seguros, Brazil's largest insurance company. The joint venture provides health and life insurance, as well as private pension plan, products. The joint venture is being accounted for on the equity basis. The initial purchase price of approximately $300 million was funded through the issuance of commercial paper in the Corporate segment.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________

Operating Summary
(Millions)                                 Three Months Ended June 30,           Six Months Ended June 30,
                                        _________________________________     _______________________________
                                        1997         1996        % Change     1997        1996       % Change
                                        ____         ____        ________     ____        ____       ________

Premiums.............................   $     43.8   $     52.1     (15.9)%   $    87.3   $     92.9    (6.0)%
Net investment income................        361.2        395.5      (8.7)        726.8        838.4   (13.3)
Fees and other income (3)............          8.4         23.2     (63.8)         17.3         52.5   (67.0)
Net realized capital gains (losses)..         (6.1)         2.5         -          (1.2)        12.7       -
                                        __________   __________               _________   __________
   Total revenue.....................        407.3        473.3     (13.9)        830.2        996.5   (16.7)

Current and future benefits..........        356.5        407.2     (12.5)        721.2        868.5   (17.0)
Operating expenses (3)...............          8.2         22.9     (64.2)         15.8         43.2   (63.4)
Reductions of loss on discontinued
 products............................            -       (170.0)   (100.0)       (172.5)      (170.0)    1.5
                                        __________   __________               _________   __________
   Total benefits and expenses.......        364.7        260.1      40.2         564.5        741.7   (23.9)
                                        __________   __________               _________   __________

Income before income taxes...........         42.6        213.2     (80.0)        265.7        254.8     4.3
Income taxes.........................         17.6         75.3     (76.6)         99.3         90.1    10.2
                                        __________   __________               _________   __________

Net income...........................   $     25.0   $    137.9     (81.9)    $   166.4   $    164.7     1.0
                                        __________   __________               _________   __________
                                        __________   __________               _________   __________

Net realized capital gains (losses),.
 net of tax (included above).........   $     (3.1)  $      1.7         -     $      .1   $      8.3   (98.8)
                                        __________   __________               _________   __________
                                        __________   __________               _________   __________

Deposits not included in premiums
 above...............................   $    417.2   $    528.0     (21.0)    $   922.2   $    922.4       -
                                        __________   __________               _________   __________
                                        __________   __________               _________   __________

Assets under management (1)(2)(3)....                                         $33,849.5   $ 36,884.9    (8.2)
                                                                              _________   __________
                                                                              _________   __________

(1) Excludes net unrealized capital gains of approximately $255 million and $150 million at June 30, 1997 and 1996, respectively.
(2) Includes assets under management of $7,751.3 million and $9,097.3 million at
    June 30, 1997 and 1996, respectively, related to discontinued products.
(3) The three and six months ended June 30, 1996 include $7.5 million and $15.7 million, respectively, of fees and other income and $5.4 million and $12.7 million, respectively, of operating expenses and, at June 30, 1996, assets under management valued at $2,672.2 million which are currently reported in the ARS segment, reflecting the consolidation of the Company's investment advisory services and certain other pension products which complement ARS' business strategy.

Large Case Pensions' net income for the three and six months ended June 30, 1997 decreased by $113 million and increased by $2 million, respectively, compared with the same periods a year ago. Excluding the reduction of the loss on discontinued products (discussed below) and net realized capital gains or losses, results for the three and six months ended June 30, 1997 increased $2 million, or 9%, and $12 million, or 26%, respectively, from the prior year, reflecting favorable prior year reserve development and lower operating expenses resulting from the runoff of the business. These results also reflect a decrease and an increase for the three and six months ended June 30, 1997, respectively, in income earned on investments supporting Large Case Pensions' capital, including earnings from leveraged buyout and venture capital limited partnerships.

Assets under management at June 30, 1997 were 8% lower than a year earlier, primarily as a result of the continuing runoff of the underlying liabilities and the consolidation into the ARS segment of the Company's investment advisory services and certain other pension products which complement ARS' business strategy.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Net realized capital gains for the three months ended June 30, 1996 include a gain of $25 million related to the sale of ARI which was substantially offset by net realized capital losses related to bond sales. The earnings of ARI for the three and six months ended June 30, 1996 were not material to Large Case Pensions' earnings.

General account assets supporting experience rated products may be subject to participant or contractholder withdrawal. Participant withdrawals are generally subject to significant tax and plan constraints. Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products) (in millions):

                                       Three Months Ended June 30,      Six Months Ended June 30,
                                       ___________________________      _________________________
                                         1997             1996            1997           1996
                                         _____            ____            ____           ____
Scheduled contract maturities
 and benefit payments (1)                $  230.6         $  289.8        $  457.4       $  607.9
                                         ________         ________        ________       ________
                                         ________         ________        ________       ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments                    $   50.3         $   47.1        $  136.1       $  362.3 (2)
                                         ________         ________        ________       ________
                                         ________         ________        ________       ________

Participant withdrawals                  $   30.9         $   44.7        $   64.8       $  101.1
                                         ________         ________        ________       ________
                                         ________         ________        ________       ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Primarily relates to an unscheduled withdrawal by one contractholder.

Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established, and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. As a result of management's detailed review in the first quarter of 1997, the Company released $173 million (pretax) of the reserve, constituting the remaining portion of the reserve related to GICs, primarily as a result of continued favorable developments in real estate markets. The resulting reserve reflects management's best estimate of anticipated future net losses. To the extent that aggregate future losses on GICs and SPAs are greater or less than anticipated, the Company's results of operations would be adversely or positively affected, respectively. The discussion below presents information for the discontinued SPA and GIC products on a combined basis. (Refer to the Company's 1996 Annual Report.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 1997, the receivable from continuing products, net of related deferred taxes payable of $37 million on the accrued interest income, was $504 million. During 1996, $315 million of the receivable, net of the related deferred taxes payable on the accrued interest income of $19 million, was funded from continuing products to meet liquidity needs from maturing GICs. As of June 30, 1997, no additional funding of the receivable had taken place.

Results of discontinued products were as follows (in millions):

                                      Three Months Ended June 30,    Six Months Ended June 30,
                                      ___________________________    _________________________
                                          1997        1996              1997        1996
                                          ____        ____              ____        ____

Interest margin (a)                       $   5.9     $   1.2           $  11.8     $   9.9
Net realized capital gains                   41.5*        1.4              61.3*       15.6
Interest earned on receivable from
 continuing products                          5.4         8.6              10.8        17.0
Other, net                                   (1.6)       (1.8)               .3         5.0
                                          _______     _______           _______     _______
 Results of discontinued products,
 after tax                                $  51.2     $   9.4           $  84.2     $  47.5
                                          _______     _______           _______     _______
                                          _______     _______           _______     _______

Results of discontinued products,
 pretax                                   $  80.8     $  15.0           $ 133.2     $  74.1
                                          _______     _______           _______     _______
                                          _______     _______           _______     _______

(a) Represents the amount by which interest credited to holders of fully guaranteed large case pension contracts is less than interest earned on invested assets supporting such contracts.
*   Includes net realized capital gains of $37.3 million for the three and six months ended June 30, 1997 resulting from the sale of investments in order to meet liquidity needs.

The activity in the reserve for anticipated future losses on discontinued products during the first six months of 1997 was as follows (pretax, in millions):

Reserve at December 31, 1996               $  986.8
Results of discontinued products              133.2
Reserve reduction                            (172.5)
                                           ________
Reserve at June 30, 1997                   $  947.5
                                           ________
                                           ________

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Distributions on discontinued products were as follows
(in millions):

                                   Three Months Ended June 30,    Six Months Ended June 30,
                                   ___________________________    __________________________
                                       1997        1996              1997        1996
                                       ____        ____              ____        ____

Scheduled contract maturities,
 settlements and benefit
 payments (1)                          $  423.8    $  733.7          $  866.9    $1,366.9
                                       ________    ________          ________    ________
                                       ________    ________          ________    ________

Participant directed withdrawals       $    9.7    $   14.9          $   19.7    $   30.4
                                       ________    ________          ________    ________
                                       ________    ________          ________    ________


(1) Includes early retirement of guaranteed investment contracts liabilities of $175.0 million and $181.8 million for the three and six months ended June 30, 1996, respectively.
    There were no such retirements for the three and six months ended June 30, 1997.


Cash required to fund these distributions was provided by earnings and scheduled payments on and sales of invested assets.

See "General Account Investments" on page 45.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________

Operating Summary
(Millions, after tax)                  Three Months Ended June 30,       Six Months Ended June 30,
                                       ___________________________      __________________________
                                       1997      1996     % Change      1997      1996    % Change
                                       ____      ____     ________      ____      ____    ________

Interest expense....................   $  38.5   $  17.5     120.0%     $  73.7   $  36.9    99.7%
Other (income) expense, net (1).....      (9.0)    228.8         -         19.5     253.3   (92.3)

(1) Includes after-tax net realized capital gains of $33.5 million and $33.8 million for the three and six months ended June 30, 1997, respectively, and $3.5 million and $6.0 million for the same periods a year ago.  After-tax net realized capital gains for the three and six months ended June 30, 1997, include a $33.6 million gain related to the sale of a portion of the Company's investment in Travelers Property Casualty Corp.


The increase in interest expense of $21 million and $37 million for the three and six months ended June 30, 1997, respectively, compared to the same periods a year ago primarily results from additional debt incurred in connection with the financing of the U.S. Healthcare merger.

Excluding net realized capital gains, other (income) expense decreased $208 million and $206 million for the three and six months ended June 30, 1997, respectively, compared with the same period a year ago. Other (income) expense for the three and six months ended June 30, 1996 includes a $235 million (after tax) severance and facilities charge related to actions associated with the sale of the Company's property-casualty operations in the second quarter of 1996 (see "Severance and Facilities Charges") and interest income of $30 million (after tax) for the three and six months ended June 30, 1996 earned from the investment of the net proceeds received from the sale of the Company's property-casualty operations. Excluding these items, other expense for the three and six months ended June 30, 1997 was approximately level compared with the same periods a year ago.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Severance and Facilities Charges
________________________________

During 1996, the Company established severance and facilities reserves in the Aetna U.S. Healthcare, ARS and Corporate segments to reflect the integration of the health businesses and certain other actions taken or to be taken in order to make its businesses more competitive. During the six months ended June 30, 1997, the Company charged costs of $160 million to such reserves. In addition, the Company also reduced the Aetna U.S. Healthcare severance and facilities reserve by $45 million (pretax) during the six months ended June 30, 1997 due to higher attrition than was contemplated in the establishment of the reserve. Of the approximately 9,400 positions expected to be eliminated by the Company in the aggregate, 5,288 had been eliminated through severance actions and the effects of higher attrition by June 30, 1997 and the related severance benefits charged against the reserve.

The Aetna U.S. Healthcare severance actions are expected to be substantially completed by the end of 1998. The ARS severance actions are expected to be substantially completed by March 31, 1998. The Corporate severance actions and the vacating of certain leased office space are expected to be substantially completed by the end of 1997. In connection with the sale of the Company's property-casualty operations, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. The remaining lease payments (net of expected subrentals) on the facilities (other than the CityPlace office facility) are payable over approximately the next three years.

See Note 9 of Condensed Notes to Financial Statements for additional information.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

Debt Securities

As of June 30, 1997 and December 31, 1996, debt securities represented 74% of the Company's total general account invested assets as follows:

                                                  June 30,          December 31,
(Millions)                                          1997               1996
________________________________________________________________________________

Supporting discontinued products              $   5,002.4           $    5,189.3
Supporting experience rated products             14,471.8               14,888.9
Supporting remaining products                    12,159.9               12,258.1
                                              __________________________________
   Total debt securities (1)                  $  31,634.1           $   32,336.3
                                              __________________________________
                                              __________________________________

(1)  Total debt securities at June 30, 1997 and December 31, 1996 include "Below
     Investment Grade" securities of $1.7 billion of which 69% and 73%, respectively, support discontinued and experience rated products.  See the Company's 1996 Annual
     Report for a discussion of "Below Investment Grade" securities.

Debt securities reflect net unrealized capital gains of $771 million at June 30, 1997, compared with $895 million at December 31, 1996. Of the net unrealized capital gains at June
30, 1997, $169 million and $332 million relate to assets supporting discontinued products and experience rated pension contractholders, respectively.

Mortgage Loans

At June 30, 1997 and December 31, 1996, the Company's mortgage loan investments, net of impairment reserves, supported the following types of business:

                                          June 30,    December 31,
(Millions)                                  1997         1996
_________________________________________________________________

Supporting discontinued products          $ 2,526.5     $ 2,730.7
Supporting experience rated products        2,149.5       2,370.5
Supporting remaining products               1,646.1       1,599.7
                                          _______________________
   Total mortgage loan investments (1)    $ 6,322.1     $ 6,700.9
                                          _______________________
                                          _______________________

(1) Mortgage loans at June 30, 1997 and December 31, 1996 include $722.2 million and
    $801.1 million of restructured, potential problem and problem loans, respectively, of which 81% and 80% support discontinued and experience rated products, respectively.
    (See the Company's 1996 Annual Report for a discussion of problem, restructured and potential problem loans).  Specific impairment reserves on these loans were $126.8 million and $144.1 million at June 30, 1997 and December 31, 1996, respectively.
    (See Note 6 of Condensed Notes to Financial Statements).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

During the first six months of 1997, the Company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The $379 million decrease in the mortgage loan portfolio primarily reflects the effect of loan prepayments and repayments of maturing loans.

The Company foreclosed on loans with a principal balance of $27 million and collateral with a fair market value of $25 million in the first six months of 1997. Additional loans with a principal balance of $58 million were in the process of foreclosure at June 30, 1997.

The Company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of problem and restructured loans outstanding at June 30 and the portion actually recorded as income were as follows:

                                              Three Months Ended        Six Months Ended
                                                  June 30,                  June 30,
                                              __________________       __________________
(Millions)                                    1997       1996          1997       1996
________________________________________________________________       __________________
Income which would have been recorded under
 original terms of loans                      $  13.2    $  30.8       $  28.6    $  48.8
Income recorded                                   9.2       23.9          21.1       35.3
                                              _______    _______       _______    _______
Lost investment income (1)                    $   4.0    $   6.9       $   7.5    $  13.5
                                              _______    _______       _______    _______
                                              _______    _______       _______    _______

(1) Lost investment income included 75% related to income allocated to investments supporting discontinued and experience rated products for the three and six months ended June 30, 1997, and 72% and 79%, respectively, for the same periods a year ago.

Real Estate

The Company's equity real estate balances, net of write-downs and reserves, were as follows:

                                          June 30,       December 31,
(Millions)                                  1997             1996
_____________________________________________________________________

Investment real estate                    $   205.2      $   192.0
Properties held for sale (1)(2)(3)            431.5          658.2
                                          ________________________
   Total                                  $   636.7      $   850.2
                                          ________________________
                                          ________________________

(1) Includes $133.2 million of in-substance foreclosures at December 31, 1996. There were no in-substance foreclosures at June 30, 1997.

(2) Properties held for sale at June 30, 1997 and December 31, 1996 include 85% and 84%, respectively, supporting discontinued and experience rated products.

(3) Foreclosed real estate classified as properties held for sale was carried at 54%
    and 57% of the Company's cash investment (unpaid mortgage balance plus capital additions) at June 30, 1997 and December 31, 1996, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Total after-tax net realized capital losses (gains) from real estate write-downs and changes in the valuation reserves were as follows:

                                                    Three Months Ended      Six Months Ended
                                                         June 30,               June 30,
                                                    __________________      _________________
(Millions)                                          1997       1996         1997       1996
______________________________________________________________________      _________________

Allocable to discontinued products                  $  1.6     $   .1       $   5.7    $ (3.0)
Allocable to experience rated products                 2.0          -           3.1        .1

Allocable to remaining products                        0.4       16.2           1.5      16.2


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

The Company also has investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities included in the debt securities portfolio as of June 30, 1997 was as follows:

                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________

Residential collateralized mortgage obligations:     $ 2,683.2      $ 2,773.2
  Principal-only strips (included above)                  65.2           74.5
  Interest-only strips (included above)                    8.1           22.4
Other structured securities with derivative
   characteristics (1)                                    82.0           84.3

(1) Represents nonleveraged instruments whose fair values and credit risk are based on underlying securities, including fixed-income securities and interest rate swap agreements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Financings and Financing Capacity

Cash and cash equivalents at June 30, 1997 and December 31, 1996 were $1.6 billion and $1.5 billion, respectively.

Substantially all of the Company's short-term and long-term borrowings and financings are conducted through Aetna Services and are fully and unconditionally guaranteed by Aetna Inc. (See Note 11 of Condensed Notes to Financial Statements).

The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding during the first six months of 1997 was $858 million.

In the second quarter of 1997, the Company issued an additional $314 million of commercial paper in connection with the Company's investment in a joint venture in Brazil. The commercial paper was repaid prior to June 30, 1997.

Common Stock Transactions

In October 1996, the Board of Directors of the Company (the "Board") authorized the repurchase of up to 5 million shares of its common stock from time to time. As of June 30, 1997, 2,998,400 shares of common stock had been repurchased pursuant to this authority at a cost of $237 million, of which 1,804,000 shares at a cost of $154 million were repurchased during the six months ended June 30, 1997.

Ratings

The ratings of certain of Aetna Inc.'s subsidiaries follow:

                                                    Rating Agencies
                             ____________________________________________________________
                                                             Moody's Investors   Standard
                             A.M. Best      Duff & Phelps        Service         & Poor's
                             ____________________________________________________________
Aetna Services, Inc.
  (senior debt) **
    February 4, 1997              *         A                    A2              A-
    August 5, 1997                *         A                    A2              A

Aetna Services, Inc.
  (commercial paper) **
    February 4, 1997              *         D-1                  P-1             A-2
    August 5, 1997                *         D-1                  P-1             A-1

Aetna Life Insurance Company
  (claims paying)
    February 4, 1997              A         AA-                  Aa3             A
    August 5, 1997                A         AA-                  A1              A+

Aetna Life Insurance and Annuity Company
  (claims paying)
    February 4, 1997              A+        AA+                  Aa2             AA-
    August 5, 1997                A+        AA+                  Aa3             AA-

*    Not rated by the agency.
**   Fully and unconditionally guaranteed by Aetna Inc.

In addition, certain of the Company's HMO subsidiaries are rated on their claims paying ability by A.M. Best. All such ratings are in the "Excellent" or "Superior" categories.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Dividends

On June 27, 1997, the Board declared a quarterly dividend of $.20 per share of common stock and $1.18945 per share of 6.25% Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on July 25, 1997, payable August 15, 1997.

New Accounting Pronouncements
_____________________________

See Note 2 of Condensed Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Regulatory Environment
______________________

Legislation to reform the federal Medicare program was passed by Congress on July 31, 1997 and is expected to be signed into law. Certain provisions of this legislation will phase-in, beginning in 1998, changes to the Medicare risk HMO premium determination methodology that will likely reduce increases in the premiums payable to the Company as compared with the methodology previously used. The level and extent of any such reductions will vary by geographic market and other factors. While the phase-in provisions will provide the Company with an opportunity to offset any such reductions in premium increases by adjusting the premiums payable by members, the benefits included in the Company's products, and payment rates to hospitals, competition and other factors may result in such adjustments not fully offsetting any such reductions. See "Regulatory Environment" in the Company's 1996 Annual Report for further discussions of certain regulations relating to the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) The Annual Meeting of Shareholders of the Company was held on Friday, April 25, 1997.

(b)  Directors elected at the meeting:

[CAPTION]

                              Votes           Votes           Broker
                              For             Withheld        Non-Votes
                              _____           ________        _________

Leonard Abramson              143,036,602       2,083,850             0
Betsy Z. Cohen                143,089,040       2,031,412             0
Ronald E. Compton             142,898,963       2,221,489             0
William H. Donaldson          143,095,415       2,025,037             0
Barbara Hackman Franklin      143,090,045       2,030,407             0
Jerome S. Goodman             143,103,054       2,017,398             0
Earl G. Graves                143,098,840       2,021,612             0
Gerald Greenwald              143,148,302       1,972,150             0
Ellen M. Hancock              143,091,793       2,028,659             0
Richard L. Huber              143,123,334       1,997,118             0
Michael H. Jordan             143,133,690       1,986,762             0
Jack D. Kuehler               143,120,902       1,999,550             0
Frank R. O'Keefe, Jr.         143,075,965       2,044,487             0
Judith Rodin                  143,114,021       2,006,431             0
Joseph T. Sebastianelli*      143,080,345       2,040,107             0

*  Mr. Sebastianelli resigned from the Board of Directors in May 1997.


(c)  Other matters voted upon:

[CAPTION]

                              Votes           Votes                          Broker
                              For             Against         Abstain        Non-Votes
                              _____           _______         _______        _________

(1) Appointment of
     Independent Auditors     144,379,322         425,826       315,304               0

(2) Proposal to Rotate
     Location of Annual
     Meeting                    5,252,312     124,468,494     1,804,349      13,595,297


Item 5.  Other Information.

(a)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                          Six Months Ended             Years ended December 31,
                                                                 ____________________________________
                                           June 30, 1997         1996    1995    1994    1993    1992
                                          ________________       ____    ____    ____    ____    ____

Ratio of Earnings to Fixed Charges         7.12                    2.45    4.97    4.74    (a)     1.90
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends     5.34                    2.10    4.97    4.74    (a)     1.90

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

    (12)    Statement Re Computation of Ratios.

    (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1997 and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 for the Company and
            for the six months ended June 30, 1997 and for the year ended December 31, 1996 for Aetna Services, Inc.

    (15)    Letter Re Unaudited Interim Financial Information.

    (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated August 4, 1997.

    (27)    Financial Data Schedule.

(b) Reports on Form 8-K

    None.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       Aetna Inc.
                                       _______________________
                                       (Registrant)


Date  August 5, 1997         By   /s/   Robert J. Price
                                 _____________________________
                                       (Signature)

                                      Robert J. Price
                                      Vice President
                                      and Corporate Controller
                                      (Chief Accounting Officer)