Form 10-Q
period 1997-09-30
AETNA INC
filed 1997-11-04
CIK 1013761

                SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                             Form 10-Q

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  September 30, 1997
                               ____________________


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




                                            Shares Outstanding
   Title of Class                           at September 30, 1997
  ________________                          _____________________

Common Capital Stock
 $.01 par value                                 148,598,715

                             TABLE OF CONTENTS
                             _________________


                                                           Page
                                                           ____

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Consolidated Statements of Income                   3
         Consolidated Balance Sheets                         4
         Consolidated Statements of Shareholders'
           Equity                                            6
         Consolidated Statements of Cash Flows               7
         Condensed Notes to Financial Statements             8
         Independent Auditors' Review Report                24

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                      25


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                 52

Item 5.  Other Information.                                 52

Item 6.  Exhibits and Reports on Form 8-K.                  53


Signatures                                                  54

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME


                                                         Three Months Ended        Nine Months Ended
                                                            September 30,             September 30,
                                                    ___________________________ _________________________
(Millions, except share and per common share data)       1997         1996           1997         1996
                                                         ____         ____           ____         ____

Revenue:
  Premiums......................................    $    3,152.0 $    2,722.0   $    9,417.5 $    6,328.0
  Net investment income.........................           818.9        897.9        2,506.1      2,678.0
  Fees and other income.........................           567.7        558.5        1,693.8      1,624.8
  Net realized capital gains....................            93.7          7.5          129.9         73.9
                                                    ____________ ____________   ____________ ____________
      Total revenue.............................         4,632.3      4,185.9       13,747.3     10,704.7
                                                    ____________ ____________   ____________ ____________

Benefits and expenses:
  Current and future benefits...................         3,318.3      2,894.3        9,684.0      7,241.9
  Operating expenses............................           887.9        862.9        2,591.1      2,388.1
  Interest expense..............................            60.3         50.8          177.1        111.1
  Amortization of goodwill and other
   acquired intangible assets...................            96.0         75.1          284.0         80.8
  Amortization of deferred policy
   acquisition costs............................            58.6         48.4          159.4        123.5
  Reductions of loss on discontinued products...               -            -         (172.5)      (170.0)
  Severance and facilities charges
   (reserve reductions).........................               -         49.0          (45.0)       441.7
                                                    ____________ ____________   ____________ ____________
     Total benefits and expenses................         4,421.1      3,980.5       12,678.1     10,217.1
                                                    ____________ ____________   ____________ ____________

Income from continuing operations
 before income taxes............................           211.2        205.4        1,069.2        487.6
Income taxes (benefits)
  Current.......................................            40.7         76.7          280.3        201.5
  Deferred......................................            52.7          6.3          161.7        (26.1)
                                                    ____________ ____________   ____________ ____________
      Total income taxes........................            93.4         83.0          442.0        175.4
                                                    ____________ ____________   ____________ ____________

Income from continuing operations...............           117.8        122.4          627.2        312.2
Discontinued Operations, net of tax:
 Income from operations.........................               -            -              -        182.2
 Gain on sale...................................               -            -              -        263.7
                                                    ____________ ____________   ____________ ____________

      Net income ...............................    $      117.8 $      122.4   $      627.2 $      758.1
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________
      Net income applicable to
        common ownership........................    $      104.0 $      111.2   $      585.6 $      746.9
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________

Results per common share:
Income from continuing operations...............    $        .69 $        .77   $       3.87 $       2.39
Discontinued Operations, net of tax:
 Income from operations.........................               -            -              -         1.44
 Gain on sale...................................               -            -              -         2.09
                                                    ____________ ____________   ____________ ____________

  Net income ...................................    $        .69 $        .77   $       3.87 $       5.92
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________

  Dividends declared............................    $        .20 $        .40   $        .60 $       1.09
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________

  Weighted average common shares and
   common share equivalents.....................     150,933,885  145,149,973    151,147,103  126,138,464
                                                    ____________ ____________   ____________ ____________
                                                    ____________ ____________   ____________ ____________


See Condensed Notes to Financial Statements.


                          AETNA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                     September 30,     December 31,
(Millions)                                               1997              1996
                                                     _____________     ____________

Assets:
Investments:
Debt securities available for sale,
     at fair value (amortized cost
     $31,258.1 and $31,441.4)..................      $  32,611.7       $  32,336.3
Equity securities, at fair value
   (cost $980.7 and $963.4)....................          1,401.7           1,332.8
Short-term investments.........................          1,117.9             723.2
Mortgage loans.................................          6,013.7           6,700.9
Real estate....................................            532.6             850.2
Policy loans...................................            744.6             707.3
Other..........................................            892.2             835.5
                                                     ___________       ___________
      Total investments........................         43,314.4          43,486.2
Cash and cash equivalents......................          1,333.3           1,462.6
Accrued investment income......................            575.0             598.6
Premiums due and other receivables.............          1,524.2           1,190.4
Deferred policy acquisition costs..............          2,373.4           2,226.9
Goodwill and other acquired intangible assets..          8,591.7           8,432.6
Other assets...................................          1,003.8           1,070.1
Separate Accounts assets.......................         40,430.8          34,445.5
                                                     ___________       ___________
      Total assets.............................      $  99,146.6       $  92,912.9
                                                     ___________       ___________
                                                     ___________       ___________


See Condensed Notes to Financial Statements.


                          AETNA INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (Continued)


                                                       September 30,     December 31,
(Millions, except share and per common share data)         1997              1996
                                                       _____________     ____________

Liabilities:
  Future policy benefits........................       $  18,114.6       $  17,783.4
  Unpaid claims.................................           3,262.5           3,029.2
  Unearned premiums.............................             199.1             333.6
  Policyholders' funds left with the Company....          18,939.0          19,901.7
                                                       ___________       ___________
      Total insurance liabilities...............          40,515.2          41,047.9
  Dividends payable to shareholders.............              36.7              36.9
  Short-term debt...............................             535.0             282.8
  Long-term debt................................           2,373.5           2,380.0
  Current income taxes..........................             154.3             164.3
  Deferred income taxes.........................             302.1              31.7
  Other liabilities.............................           2,961.6           3,202.3
  Minority and participating policyholders'
   interests....................................             239.6             221.7
  Separate Accounts liabilities.................          40,389.8          34,380.6
                                                       ___________       ___________
      Total liabilities.........................          87,507.8          81,748.2
                                                       ___________       ___________

  Aetna-obligated mandatorily redeemable
    preferred securities of subsidiary
    limited liability company holding
    primarily debentures guaranteed by Aetna....             275.0             275.0
                                                       ___________       ___________

Commitments and Contingent Liabilities
 (Notes 5 and 12)
Shareholders' Equity:
  Class C Voting Mandatorily Convertible
   Preferred Stock ($.01 par value; 15,000,000
   shares authorized; 11,655,335 in 1997 and
   11,655,546 in 1996 issued and outstanding)...             865.4             865.4
  Common Stock ($.01 par value; 500,000,000
   shares authorized; 148,598,715 in 1997 and
   150,084,799 in 1996 issued and outstanding)..           3,862.2           4,032.8
  Net unrealized capital gains..................             488.6             340.0
  Retained earnings.............................           6,147.6           5,651.5
                                                       ___________       ___________

      Total shareholders' equity................          11,363.8          10,889.7
                                                       ___________       ___________

      Total liabilities, redeemable preferred
       securities and shareholders' equity......       $  99,146.6       $  92,912.9
                                                       ___________       ___________
                                                       ___________       ___________

  Shareholders' equity per common share.........       $     70.65       $     66.79
                                                       ___________       ___________
                                                       ___________       ___________


See Condensed Notes to Financial Statements.


                        AETNA INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


(Millions, except share data)
                                               Class C Voting
                                               Mandatorily             Net
                                               Convertible             Unrealized
                                               Preferred    Common     Capital        Retained  Treasury
Nine Months Ended September 30, 1997 Total     Stock        Stock      Gains          Earnings  Stock
________________________________________________________________________________________________________


Balances at December 31, 1996        $10,889.7 $    865.4   $ 4,032.8  $   340.0      $ 5,651.5 $     -
_______________________________________________________________________________________________________

Net income..........................     627.2                                            627.2
Change in net unrealized capital
  gains.............................     148.6                             148.6
Common stock issued for benefit
  plans and other (1,819,516 shares)     131.0                  131.0
Repurchase of common shares
  (3,305,600 shares)................    (301.6)                (301.6)
Common stock dividends..............     (89.5)                                           (89.5)
Preferred stock dividends...........     (41.6)                                           (41.6)
                                     __________________________________________________________________


Balances at September 30, 1997       $11,363.8 $    865.4   $ 3,862.2  $   488.6      $ 6,147.6 $     -
_______________________________________________________________________________________________________
                                     __________________________________________________________________





Nine Months Ended September 30, 1996
_______________________________________________________________________________________________________


Balances at December 31, 1995        $ 7,272.8 $        -   $ 1,448.2  $   641.1      $ 5,195.6 $ (12.1)
_______________________________________________________________________________________________________

Net income..........................     758.1                                            758.1
Change in net unrealized capital
  gains.............................    (501.4)                           (501.4)
Class C Voting Manditorily
  Convertible Preferred Stock
  issued for U.S. Healthcare
  merger (11,655,546 shares)........     865.4      865.4
Common stock issued for U.S.
  Healthcare merger (34,988,615
  shares)...........................   2,580.1                2,580.1
Stock options issued for U.S.
  Healthcare merger.................      24.8                   24.8
Common stock issued for benefit
  plans and other (1,205,185 shares)      63.0                   63.0
Common stock dividends..............    (140.0)                                          (140.0)
Preferred stock dividends...........     (11.2)                                           (11.2)
Treasury stock retired..............         -                  (12.1)                             12.1
                                     __________________________________________________________________

Balances at September 30, 1996       $10,911.6 $    865.4   $ 4,104.0  $   139.7      $ 5,802.5 $     -
_______________________________________________________________________________________________________
                                     __________________________________________________________________


See Condensed Notes to Financial Statements.


                          AETNA INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine Months Ended
                                                                              September 30,
                                                                        ________________________
(Millions)                                                                 1997           1996
                                                                           ____           ____
Cash Flows from Operating Activities:
   Net income........................................................   $   627.2      $   758.1
   Adjustments to reconcile net income to net
    cash used for operating activities:
      Income from Discontinued Operations............................           -         (182.2)
      Decrease in accrued investment income..........................        20.3           39.3
      Increase in premiums due and other receivables.................      (254.9)        (151.6)
      Increase in deferred policy acquisition costs..................      (216.3)        (186.7)
      Depreciation and amortization..................................       392.0          206.9
      Increase (decrease) in income taxes............................       163.0         (177.1)
      Net (increase) decrease in other assets and other liabilities..      (923.6)         131.0
      Decrease in insurance liabilities..............................      (148.3)      (1,208.1)
      Net realized capital gains.....................................      (129.9)         (73.9)
      Gain on sale of Discontinued Operations........................           -         (263.7)
      Amortization of net investment discounts.......................      (111.4)         (95.9)
      Other, net.....................................................         9.1           15.9
                                                                        _________      _________
        Net cash used for operating activities.......................      (572.8)      (1,188.0)
                                                                        _________      _________
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale.............................    12,098.5       10,373.6
      Equity securities..............................................       551.0          405.0
      Mortgage loans.................................................       125.8          104.7
      Real estate....................................................       411.4          387.7
      Other investments..............................................       458.8          745.7
      Short-term investments.........................................    12,934.6       27,947.7
      Discontinued Operations........................................           -        4,134.1
   Investment maturities and repayments of:
      Debt securities available for sale.............................     2,990.9        2,579.1
      Mortgage loans.................................................       766.6        1,123.3
   Cost of investments in:
      Debt securities available for sale.............................   (14,817.1)     (11,899.8)
      Equity securities..............................................      (479.9)        (777.1)
      Mortgage loans.................................................      (210.6)        (282.6)
      Real estate....................................................       (44.7)         (50.7)
      Other investments..............................................      (516.5)        (805.3)
      Short-term investments.........................................   (13,305.4)     (27,905.1)
      U.S. Healthcare................................................           -       (5,243.9)
   Increase in property and equipment................................       (46.8)         (67.4)
   Decrease (increase) in Separate Accounts..........................        23.9           (2.0)
   Other, net........................................................        48.3           62.5
                                                                        _________      _________
        Net cash provided by investing activities....................       988.8          829.5
                                                                        _________      _________
Cash Flows from Financing Activities:
   Deposits and interest credited for investment contracts...........     1,424.6        1,456.4
   Withdrawals of investment contracts...............................    (1,896.5)      (2,647.2)
   Issuance of long-term debt........................................         1.2        1,389.3
   Repayment of long-term debt.......................................        (4.1)             -
   Common stock issued under benefit plans and other.................       131.0           56.5
   Common stock acquired.............................................      (301.6)             -
   Net increase (decrease) in short-term debt........................       234.5          (23.4)
   Dividends paid to shareholders....................................      (131.4)        (193.2)
                                                                        _________      _________
        Net cash (used for) provided by financing activities.........      (542.3)          38.4
                                                                        _________      _________
Effect of exchange rate changes on cash and cash equivalents.........        (3.0)            .1
                                                                        _________      _________
Net decrease in cash and cash equivalents. ..........................      (129.3)        (320.0)
Cash acquired from U.S. Healthcare...................................           -          766.6
Cash and cash equivalents, beginning of period.......................     1,462.6        1,712.7
                                                                        _________      _________
Cash and cash equivalents, end of period.............................   $ 1,333.3      $ 2,159.3
                                                                        _________      _________
                                                                        _________      _________

Supplemental Cash Flow Information:
   Interest paid.....................................................   $   221.3      $   113.8
                                                                        _________      _________
                                                                        _________      _________
   Income taxes paid ................................................   $   287.4      $   206.4
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

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(3)  Earnings Per Common Share

Primary earnings per common share are computed using net income less preferred stock dividends divided by the weighted average number of common shares outstanding (including common share equivalents). Fully diluted earnings per common share are computed using net income divided by the weighted average number of common shares outstanding (including common share equivalents and other potentially dilutive securities). In determining primary earnings per common share, the 6.25% Class C Voting Mandatorily Convertible Preferred Stock ("Class C Stock") is not considered to be a common stock equivalent. The Class C Stock is included in the calculation of the Company's fully diluted earnings per common share. The weighted average number of shares of Class C Stock outstanding was 11.7 million for the three and nine months ended September 30, 1997. There is not a material difference between primary and fully diluted earnings per common share.

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

                                                  Three Months Ended    Nine Months Ended
(in millions, except per common share data)       September 30, 1996    September 30, 1996
___________________________________________       ___________________   __________________

Revenue                                               $ 4,389.6             $13,070.0
                                                      _________             _________
                                                      _________             _________

Net realized capital gains (losses)
  included in revenue                                 $     (.8)            $    68.4
                                                      _________             _________
                                                      _________             _________

Income before income taxes                            $   183.7             $   503.5

Income taxes                                               78.6                 222.5
                                                      _________             _________

Net income                                            $   105.1             $   281.0
                                                      _________             _________
                                                      _________             _________

Net income per common share                           $     .60             $    1.58
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

On May 1, 1997, the Company sold Aetna Professional Management
Corporation, a physician management business. The sale resulted in an after-tax capital loss of $44 million ($43 million pretax).

On August 3, 1997, the Company sold Healthcare Data Interchange
Corporation, a provider of health care electronic data interchange services. The sale resulted in an after-tax capital gain of $21 million ($36 million pretax).

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(6)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $333 million and $345 million for the three months ended September 30, 1997 and 1996, respectively, and $1,006 million and $1,042 million for the nine months ended September 30, 1997 and 1996, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains allocable to experience rated contractholders of $93 million and $30 million for the three months ended September 30, 1997 and 1996, respectively, and $141 million and $114 million for the nine months ended September 30, 1997 and 1996, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves are presented in the table below.

                                              September 30, 1997           December 31, 1996
                                             ____________________       ______________________
                                             Total                      Total
                                             Recorded     Specific      Recorded      Specific
(Millions)                                   Investment   Reserves      Investment    Reserves
______________________________________________________________________________________________

Supporting discontinued products             $   328.4    $    47.2     $   387.3     $   86.9
Supporting experience rated products             177.3         38.0         258.3         40.0
Supporting remaining products                    101.0         15.3         160.1         17.2
                                             _________________________________________________
 Total Impaired Loans                        $   606.7(1) $   100.5     $   805.7(1)  $  144.1
______________________________________________________________________________________________
                                             _________________________________________________

(1)  Includes impaired loans of $207.6 million and $227.0 million at September 30, 1997 and December 31, 1996, respectively, for which no specific reserves are considered necessary.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(6) Investments (Continued)

The activity in the specific and general reserves for the nine months ended September 30, 1997 and the twelve months ended
December 31, 1996 is summarized below:

                                                          Supporting
                                             Supporting   Experience    Supporting
                                             Discontinued Rated         Remaining
(Millions)                                   Products     Products      Products      Total
______________________________________________________________________________________________

Balance at December 31, 1995                 $   287.5    $   228.3     $    89.1     $  604.9


Credited to net realized capital gains               -            -         (33.0)       (33.0)
Credited to other accounts(1)                    (10.0)       (57.6)            -        (67.6)
Principal write-offs                            (140.8)       (96.0)        (20.5)      (257.3)
______________________________________________________________________________________________
Balance at December 31, 1996(2)                  136.7         74.7          35.6        247.0


Charged to net realized capital gains                -            -         (10.6)       (10.6)
Credited to other accounts(1)                    (25.0)       (20.0)           .6        (44.4)
Principal write-offs                             (18.8)        (1.5)         (3.9)       (24.2)
______________________________________________________________________________________________
Balance at September 30, 1997 (2)            $    92.9    $    53.2     $    21.7     $  167.8
______________________________________________________________________________________________
                                             _________________________________________________

(1)  Reflects adjustments to reserves related to assets supporting experience rated products, discontinued products and participating policyholder products which do not affect the
     Company's results of operations.
(2)  Total reserves at September 30, 1997 and December 31, 1996 include $100.5 million and
     $144.1 million of specific reserves, respectively, and $67.3 million and $102.9 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                         Three Months Ended              Nine Months Ended
                                         September 30, 1997              September 30, 1997
                                      __________________________     _________________________
                                      Average                        Averaged
                                      Impaired  Income  Cash         Impaired  Income  Cash
(Millions)                            Loans     Earned  Received     Loans     Earned  Received
________________________________________________________________     __________________________

Supporting discontinued products      $  350.0  $ 13.9  $  8.5       $  368.3  $ 31.4  $ 24.3
Supporting experience rated products     195.1     5.7     3.5          216.4    14.1    11.2
Supporting remaining products            109.4     4.1     2.3          125.7     9.2     7.1
                                      _______________________________________________________
  Total                               $  654.5  $ 23.7  $ 14.3       $  710.4  $ 54.7  $ 42.6
_____________________________________________________________________________________________
                                      _______________________________________________________

                                         Three Months Ended              Nine Months Ended
                                         September 30, 1996              September 30, 1996
                                      __________________________     __________________________
                                      Average                        Averaged
                                      Impaired  Income  Cash         Impaired  Income  Cash
(Millions)                            Loans     Earned  Received     Loans     Earned  Received
________________________________________________________________     __________________________

Supporting discontinued products      $  744.9  $ 17.5  $ 16.8       $  711.1  $ 47.5  $ 48.4
Supporting experience rated products     509.4     8.5     8.4          505.7    28.3    28.0
Supporting remaining products            219.6     4.5     4.4          222.1    14.2    14.1
                                      _______________________________________________________
  Total                               $1,473.9  $ 30.5  $ 29.6       $1,438.9  $ 90.0  $ 90.5
_____________________________________________________________________________________________
                                      _______________________________________________________

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(7)  Supplemental Cash Flow Information

Significant noncash investing and financing activities include acquisition of real estate through foreclosures of mortgage loans amounting to $25 million and $75 million for the nine months ended September 30, 1997 and 1996, respectively.

(8)  Financial Instruments

The Company engages in hedging activities to manage interest rate, price and currency risks. Such hedging activities have principally consisted of using off-balance-sheet instruments such as those presented in the table below. (See General Account Investments - Use of Derivatives and Other Investments on page 49 of the Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 of the Company's 1996 Annual Report for a description of the Company's hedging activities).
The notional amounts, carrying values and estimated fair values of the Company's off-balance-sheet and other financial instruments are as follows (in millions):

                                                         Carrying
                                                         Value
                                             Notional    Asset        Fair
September 30, 1997                           Amount      (Liability)  Value
______________________________________________________________________________

Foreign exchange forward contracts - sell:
  Related to net investments in foreign
    affiliates                               $ 149.9     $   (.3)     $   (.2)
  Related to investments in nondollar
    denominated assets                          42.5         (.6)         (.6)
Foreign exchange forward contracts - buy:
  Related to investments in nondollar
    denominated assets                          25.4          .9           .9
Futures contracts to purchase
    debt securities                            247.0         2.3          2.3
Interest rate swaps                             43.0           -          6.5
Warrants to purchase securities                 20.1         6.7          6.7


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

Activity for the nine months ended September 30, 1997 within the severance and facilities reserves (pretax, in millions) and positions eliminated related to such actions were as follows:

                                                  Reserve             Positions
_______________________________________________________________________________

Balance at December 31, 1996                      $ 725.2                 6,952
Actions taken(1)                                   (196.7)               (2,275)
Adjustments(2)                                      (45.0)               (1,200)
                                                  ________            __________

   Balance at September 30, 1997                  $ 483.5                 3,477
_______________________________________________________________________________
                                                  _____________________________

(1)  Includes $98.4 million of severance-related actions.
(2) Reflects reductions in anticipated severance actions resulting from higher attrition than was contemplated in the establishment of the reserve in the Aetna U.S. Healthcare segment.

The 2,275 positions eliminated during the nine months ended September 30, 1997 related to the following segments: 89% - Aetna U.S. Healthcare, 6% - Aetna Retirement Services and 5% - Corporate. The Aetna U.S. Healthcare severance actions are expected to be substantially completed by the end of 1998. The Aetna Retirement Services severance actions are expected to be substantially completed by March 31, 1998. The Corporate severance actions and vacating of certain leased office space are expected to be substantially completed by the end of 1997. In connection with the sale of the Company's property-casualty operations, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford.
The remaining lease payments (net of expected subrentals) on the facilities (other than the CityPlace office facility) are payable over approximately the next three years.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs")and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established, and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. As a result of management's detailed review in the first quarter of 1997, the Company released $173 million (pretax), constituting the remaining portion of the reserve related to GICs, primarily as a result of continued favorable developments in real estate markets. The current reserve reflects management's best estimate of anticipated future net losses. To the extent that aggregate future losses on GICs and SPAs are greater or less than anticipated, the Company's results of operations would be adversely or positively affected, respectively. The discussion below presents information for the discontinued SPA and GIC products on a combined basis. (Refer to the Company's 1996 Annual Report for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 1997, the receivable from continuing products, net of related deferred taxes payable of $40 million on the accrued interest income, was $510 million. During 1996, $315 million of the receivable, net of the related deferred taxes payable on the accrued interest income of $19 million, was funded from continuing products to meet liquidity needs from maturing GICs. As of September 30, 1997, no additional funding of the receivable had taken place. This amount is eliminated in consolidation.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Discontinued Products (Continued)

Results of discontinued products were as follows (pretax, in millions):

                                                     Charged
                                                     (Credited) to
                                                     Reserve for
                                                     Future
Three months ended September 30, 1997  Results       Losses        Net(1)
__________________________________________________________________________

Net investment income                   $ 151.1      $     -       $ 151.1
Net realized capital gains                 48.6        (48.6)            -
Interest earned on receivable
  from continuing products                  8.3            -           8.3
Other income                                7.9            -           7.9
                                        __________________________________
     Total revenue                        215.9        (48.6)        167.3
                                        __________________________________

Current and future benefits               160.4          3.2         163.6
Operating expenses                          3.7            -           3.7
                                        __________________________________
     Total benefits and expenses          164.1          3.2         167.3
                                        __________________________________

Results of discontinued products        $  51.8      $ (51.8)      $     -
__________________________________________________________________________
                                        __________________________________


                                                     Charged
                                                     (Credited) to
                                                     Reserve for
                                                     Future
Three months ended September 30, 1996   Results      Losses        Net(1)
__________________________________________________________________________

Net investment income                   $ 188.6      $      -      $ 188.6
Net realized capital gains                 12.1         (12.1)           -
Interest earned on receivable
  from continuing products                 11.8             -         11.8
Other income                               16.7             -         16.7
                                        __________________________________
     Total revenue                        229.2         (12.1)       217.1
                                        __________________________________

Current and future benefits               189.4          24.7        214.1
Operating expenses                          3.0             -          3.0
                                        __________________________________
     Total benefits and expenses          192.4          24.7        217.1
                                        __________________________________

Results of discontinued products        $  36.8       $ (36.8)     $     -
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

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Discontinued Products (Continued)

                                                     Charged
                                                     (Credited) to
                                                     Reserve for
                                                     Future
Nine months ended September 30, 1997   Results       Losses        Net(1)
__________________________________________________________________________

Net investment income                   $ 504.3      $      -      $ 504.3
Net realized capital gains                142.9        (142.9)           -
Interest earned on receivable
  from continuing products                 24.9             -         24.9
Other income                               17.9             -         17.9
                                        __________________________________
     Total revenue                        690.0        (142.9)       547.1
                                        __________________________________

Current and future benefits               495.5          42.1        537.6
Operating expenses                          9.5             -          9.5
                                        __________________________________
     Total benefits and expenses          505.0          42.1        547.1
                                        __________________________________

Results of discontinued products        $ 185.0      $ (185.0)     $     -
__________________________________________________________________________
                                        __________________________________


                                                     Charged
                                                     (Credited) to
                                                     Reserve for
                                                     Future
Nine months ended September 30, 1996    Results      Losses        Net(1)
__________________________________________________________________________

Net investment income                   $ 612.4      $      -      $ 612.4
Net realized capital gains                 36.1         (36.1)           -
Interest earned on receivable
  from continuing products                 38.0             -         38.0
Change in Accounting Policy -
  FAS No. 121(2)                            8.3             -          8.3
Other income                               28.5             -         28.5
                                        __________________________________
     Total revenue                        723.3         (36.1)       687.2
                                        __________________________________

Current and future benefits               598.0          74.8        672.8
Operating expenses                         14.4             -         14.4
                                        __________________________________
     Total benefits and expenses          612.4          74.8        687.2
                                        __________________________________

Results of discontinued products        $ 110.9       $(110.9)     $     -
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

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(10)  Discontinued Products (Continued)

Assets and liabilities of discontinued products at September 30, 1997 were as follows (in millions):


Debt securities available for sale                     $5,145.5
Mortgage loans                                          2,458.8
Real estate                                               214.4
Short-term and other investments                          214.1
                                                       ________
   Total investments                                    8,032.8
Current and deferred income taxes                         160.2
Receivable from continuing products                       549.6
                                                       ________
   Total assets                                        $8,742.6
_______________________________________________________________
                                                       ________
Future policy benefits                                 $4,786.2
Policyholders' funds left with the Company              2,568.5
Reserve for anticipated future losses
  on discontinued products                                999.3
Other                                                     388.6
                                                       ________

   Total liabilities                                   $8,742.6
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

The activity in the reserve for anticipated future losses on discontinued products during the first nine months of 1997 was as follows (pretax, in millions):


Reserve at December 31, 1996                           $  986.8
Results of discontinued products                          185.0
Reserve reduction                                        (172.5)
                                                       ________
Reserve at September 30, 1997                          $  999.3
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

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks that terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the credit commitment. Aetna Services pays facility fees ranging from .065% to .20% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at September 30, 1997 is at an annual rate of .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains or losses, of at least $7.5 billion.

                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(11) Debt and Guarantee of Debt Securities (Continued)

Separate financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                         September 30,         December 31,
                                             1997                 1996
                                         ____________         ____________

Total investments (excluding
  Separate Accounts)                     $  41,866.6           $  42,555.0
                                         ___________           ___________
                                         ___________           ___________

Total assets                             $  88,571.1           $  83,171.6
                                         ___________           ___________
                                         ___________           ___________

Total insurance liabilities              $  39,104.1           $  40,357.4
                                         ___________           ___________
                                         ___________           ___________

Total liabilities                        $  85,646.5           $  80,352.8
                                         ___________           ___________
                                         ___________           ___________

Total redeemable preferred stock         $     275.0           $     275.0
                                         ___________           ___________
                                         ___________           ___________

Total shareholder's equity               $   2,649.5           $   2,543.8
                                         ___________           ___________
                                         ___________           ___________

Statements of Income Information:

                                        Three Months Ended    Nine Months Ended
                                        September 30, 1997    September 30, 1997
                                        __________________    __________________

Total revenue                            $   2,566.6           $   9,008.4

Total benefits and expenses                  2,246.2               7,904.3
                                         ___________           ___________


Income before income taxes               $     320.4           $   1,104.1
                                         ___________           ___________
                                         ___________           ___________

Net income                               $     207.9           $     707.3
                                         ___________           ___________
                                         ___________           ___________


                          AETNA INC. AND SUBSIDIARIES

                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

(11) Debt and Guarantee of Debt Securities (Continued)

The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at September 30, 1997 without prior approval by state regulatory authorities is limited to approximately $107 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

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

           Independent Auditors' Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the related condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1997 and 1996. These condensed consolidated financial statements are the responsibility of the Company's management.

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




                                         /s/ KPMG PEAT MARWICK LLP
Hartford, Connecticut
November 3, 1997

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Aetna Inc. and its subsidiaries (collectively, the "Company") as of September 30, 1997 and 1996, and its results of operations for the three and nine-month periods ended September 30, 1997 and 1996.

Consolidated Results of Operations
__________________________________

Operating Summary
(Millions, except per common share data) Three Months Ended September 30,     Nine Months Ended September 30,
                                         ________________________________     _______________________________
                                         1997         1996       % Change     1997         1996      % Change
                                         ____         ____       ________     ____         ____      ________

Premiums.............................    $ 3,152.0    $ 2,722.0      15.8 %   $ 9,417.5    $ 6,328.0    48.8%
Net investment income................        818.9        897.9      (8.8)      2,506.1      2,678.0    (6.4)
Fees and other income................        567.7        558.5       1.6       1,693.8      1,624.8     4.2
Net realized capital gains...........         93.7          7.5         -         129.9         73.9    75.8
                                         _________    _________               _________    _________
    Total revenue....................      4,632.3      4,185.9      10.7      13,747.3     10,704.7    28.4

Current and future benefits..........      3,318.3      2,894.3      14.6       9,684.0      7,241.9    33.7
Operating expenses...................        887.9        862.9       2.9       2,591.1      2,388.1     8.5
Interest expense.....................         60.3         50.8      18.7         177.1        111.1    59.4
Amortization of goodwill and
 other acquired intangible assets....         96.0         75.1      27.8         284.0         80.8       -
Amortization of deferred policy
 acquisition costs...................         58.6         48.4      21.1         159.4        123.5    29.1
Reductions of loss on discontinued
 products............................            -            -         -        (172.5)      (170.0)    1.5
Severance and facilities charges
 (reserve reductions)................            -         49.0    (100.0)        (45.0)       441.7       -
                                         _________    _________               _________    _________
    Total benefits and expenses......      4,421.1      3,980.5      11.1      12,678.1     10,217.1    24.1
                                         _________    _________               _________    _________

Income from continuing operations
 before income taxes.................        211.2        205.4       2.8       1,069.2        487.6   119.3
Income taxes.........................         93.4         83.0      12.5         442.0        175.4   152.0
                                         _________    _________               _________    _________

Income from continuing operations....        117.8        122.4      (3.8)        627.2        312.2   100.9
Discontinued Operations, net of tax:
 Income from operations..............            -            -         -             -        182.2  (100.0)
 Gain on sale........................            -            -         -             -        263.7  (100.0)
                                         _________    _________               _________    _________
    Net income.......................    $   117.8    $   122.4      (3.8)    $   627.2    $   758.1   (17.3)
                                         _________    _________               _________    _________
                                         _________    _________               _________    _________
    Net income applicable
      to common ownership............    $   104.0    $   111.2      (6.5)    $   585.6    $   746.9   (21.6)
                                         _________    _________               _________    _________
                                         _________    _________               _________    _________

Net realized capital gains from
 continuing operations, net of
 tax (included above)................    $    58.7    $     5.2         -     $    67.1    $    49.2    36.4
                                         _________    _________               _________    _________
                                         _________    _________               _________    _________

Results per common share:

Income from continuing operations....    $     .69    $     .77     (10.4)    $    3.87    $    2.39    61.9
Discontinued Operations, net of tax:
 Income from operations..............            -            -         -             -         1.44  (100.0)
 Gain on sale........................            -            -         -             -         2.09  (100.0)
                                         _________    _________               _________    _________
    Net income.......................    $     .69    $     .77     (10.4)    $    3.87    $    5.92   (34.6)
                                         _________    _________               _________    _________
                                         _________    _________               _________    _________

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview
________

Consolidated Results

The Company reported income from continuing operations of $118 million and $627 million for the three and nine months ended September 30, 1997, respectively, compared with $122 million and $312 million for the same periods a year ago. Excluding the factors below, income from continuing operations would have been $59 million and $422 million for the three and nine months ended September 30, 1997, respectively, and $149 million and $439 million for the same periods a year ago.


         benefits in the first quarter of 1997 and the second quarter of 1996 related to discontinued products reserve reductions for Large Case Pensions;

         benefits for the nine months ended September 30, 1997 related to reductions of Aetna U.S. Healthcare's severance and facilities reserve and severance and facilities charges for the nine months ended September 30, 1996 related to Aetna U.S. Healthcare;

         severance and facilities charges for the third quarter of 1996 related to Aetna Retirement Services ("ARS") and also for the nine months ended September 30, 1996 related to the sale of the Company's property-casualty operations; and

         net realized capital gains in all periods.

These results primarily reflect decreased earnings in Aetna U.S. Healthcare. The three months ended September 30, 1997 also reflect increased earnings in Aetna Retirement Services and International and decreased earnings in Large Case Pensions. The nine months ended September 30, 1997 also reflect increased earnings in Aetna Retirement Services, International and Large Case Pensions, offset by higher interest expense primarily due to additional debt incurred in connection with the financing of the U.S. Healthcare, Inc. ("U.S. Healthcare") merger. (See "Aetna U.S. Healthcare" for a discussion of pro forma results as though the merger had occurred on January 1, 1996.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Underlying Business Results

          Aetna U.S. Healthcare's earnings declined during the three and nine months ended September 30, 1997 due to decreased earnings from health risk products resulting from increased HMO medical costs partially offset by increased earnings from group insurance and other health products when compared to pro forma earnings for the same periods a year ago.

          Aetna Retirement Services' earnings improved during the three and nine months ended September 30, 1997, primarily reflecting improved financial services results due to increased fee income earned on a growing base of assets under management.

          International's earnings improved during the three and nine months ended September 30, 1997, reflecting earnings growth in Taiwan and favorable investment performance in certain Asia Pacific and Latin American operations partially offset by increased losses from start-up operations, primarily those in the Philippines and Argentina. International's earnings for the nine months ended September 30, 1997 also reflect earnings from the Company's newly acquired Brazilian operations.

          Large Case Pensions' earnings decreased during the three months ended September 30, 1997 reflecting decreased investment income partially offset by lower expenses. Earnings increased during the nine months ended September 30, 1997 reflecting lower expenses partially offset by decreased income on the declining capital in this business.

          The Corporate segment reflects higher interest expense in 1997, primarily resulting from additional debt incurred in connection with the financing of the U.S. Healthcare merger. The segment also reflects the absence, in 1997, of interest income earned in the second quarter of 1996 on the reinvestment of proceeds received from the sale of the Company's property-casualty operations (discussed below).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Factors Affecting Comparison of Actual Results

The U.S. Healthcare merger, the property-casualty sale, reserve reductions for Large Case Pensions and certain other factors complicate the comparison of the Company's results for the periods presented. Detailed information regarding certain of these factors (after tax) is set forth below.

Factors Primarily Related to the Merger

          Income from continuing operations for the three and nine months ended September 30, 1997 includes U.S. Healthcare results while income from continuing operations for the same periods a year ago includes U.S. Healthcare results for approximately two and one-half months of the third quarter only.

          Income from continuing operations for the three and nine months ended September 30, 1997 reflects an increase in amortization of goodwill and other acquired intangible assets of $18 million and $168 million, respectively, primarily related to the amortization of intangible assets created as a result of the U.S. Healthcare merger.

          Income from continuing operations for the three and nine months ended September 30, 1997 includes an increase in interest expense of $6 million and $43 million, respectively, primarily due to additional debt incurred in connection with the financing of the U.S. Healthcare merger.

          Income from continuing operations for the three and nine months ended September 30, 1996 includes $7 million and $37 million, respectively, of interest income earned on the net proceeds received from the sale of the Company's property-casualty operations.

          Income from continuing operations for the nine months ended September 30, 1997 includes a benefit of $29 million related to reductions of Aetna U.S. Healthcare's severance and facilities reserve. (See "Severance and Facilities Charges".)

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Overview (Continued)
____________________

Other Significant Factors

          Income from continuing operations for the three and nine months ended September 30, 1996, includes severance and facilities charges of $32 million and $287 million, respectively, in connection with the Company's strategic initiatives in order to make its continuing businesses more competitive. (See "Severance and Facilities Charges".)

          Income from continuing operations for the nine months ended September 30, 1997 and 1996 includes $108 million and $111 million, respectively, of benefits from reductions of the reserve for anticipated future losses on discontinued products, primarily as a result of continued favorable developments in real estate markets. (See "Large Case Pensions - Discontinued Products".)

          Income from continuing operations for the three and nine months ended September 30, 1997 includes $59 million and $67 million, respectively, of net realized capital gains, compared with $5 million and $49 million, respectively, for the same periods a year ago. Net realized capital gains for the three and nine months ended September 30, 1997 include a $21 million gain related to the sale of Healthcare Data Interchange Corporation ("HDIC"), a provider of health care electronic data interchange services. Net realized capital gains for the nine months ended September 30, 1997 include a $34 million gain related to the sale of a portion of the Company's investment in Travelers Property Casualty Corp. Net realized capital gains for the nine months ended September 30, 1997 also include losses of $44 million related to the disposition of Aetna Professional Management Corporation ("APMC"), a physician practice management business, which was completed in the second quarter of 1997. Net realized capital gains for the nine months ended September 30, 1996 include a $25 million gain related to the sale of Aetna Realty Investors ("ARI") and a $15 million gain from the sale of an HMO subsidiary.

Net Income

The Company reported net income of $118 million and $627 million for the three and nine months ended September 30, 1997, respectively, and $122 million and $758 million, respectively, for the same periods a year ago. Net income for the nine months ended September 30, 1996 includes a gain from the sale of the Company's property-casualty operations (reflected as Discontinued Operations) of $264 million and income from such operations of $182 million.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Merger with U.S. Healthcare and Property-Casualty Sale

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

This Overview is a summary of certain information that appears later in this Management's Discussion and Analysis. Important additional information about the businesses' results for the three and nine months ended September 30, 1997 and 1996 and about the Company's financial condition and liquidity and capital resources follows. Because it has been summarized, the information presented in the Overview is qualified by more detailed information appearing later. Because of the importance of this detailed information, you should read this Management's Discussion and Analysis in its entirety.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare
_____________________

Operating Summary
(Millions)                             Three Months Ended September 30,    Nine Months Ended September 30,
                                       ________________________________    _______________________________
                                       1997         1996       % Change    1997        1996       % Change
                                       ____         ____       ________    ____        ____       ________

Premiums.............................  $ 2,698.7    $ 2,315.4    16.6%     $ 8,122.1   $ 5,223.2     55.5%
Net investment income................      115.9        116.1     (.2)         328.7       307.1      7.0
Fees and other income................      355.5        387.8    (8.3)       1,121.9     1,125.0      (.3)
Net realized capital gains (losses)..       57.3         (1.3)      -           22.4        24.0     (6.7)
                                       _________    _________              _________   _________
   Total revenue.....................    3,227.4      2,818.0    14.5        9,595.1     6,679.3     43.7

Current and future benefits..........    2,421.4      1,951.2    24.1        6,967.2     4,474.0     55.7
Operating expenses...................      622.3        627.0     (.7)       1,822.7     1,682.3      8.3
Amortization of goodwill and other
 acquired intangible assets..........       90.9         74.1    22.7          271.8        78.3        -
Amortization of deferred policy
 acquisition costs...................        2.9          3.7   (21.6)          16.0         8.8     81.8
Severance and facilities charges
 (reserve reductions)................          -            -       -          (45.0)       30.0        -
                                       _________    _________              _________   _________
   Total benefits and expenses.......    3,137.5      2,656.0    18.1        9,032.7     6,273.4     44.0
                                       _________    _________              _________   _________

Income before income taxes...........       89.9        162.0   (44.5)         562.4       405.9     38.6
Income taxes.........................       51.1         69.3   (26.3)         270.2       154.2     75.2
                                       _________    _________              _________   _________

Net income...........................  $    38.8    $    92.7   (58.1)     $   292.2   $   251.7     16.1
                                       _________    _________              _________   _________
                                       _________    _________              _________   _________
Net realized capital gains (losses),
 net of tax (included above).........  $    35.1    $     (.8)      -      $    (4.1)  $    16.8        -
                                       _________    _________              _________   _________
                                       _________    _________              _________   _________

Aetna U.S. Healthcare's net income for the three and nine months ended September 30, 1997 decreased by $54 million and increased by $41 million, respectively, compared with the same periods a year ago. These results reflect amortization of goodwill and other acquired intangible assets ($75 million and $224 million after tax, for the three and nine months ended September 30, 1997, respectively, and $61 million and $65 million, respectively, for the same periods a year ago) and net realized capital gains or losses. Net income for the nine months ended September 30, 1997 reflects after-tax benefits of $29 million related to reductions in the severance and facilities reserve due to higher attrition than was contemplated in the establishment of the reserve. Net income for the nine months ended September 30, 1996 reflects an after-tax severance and facilities charge of $20 million. Excluding the above items, results for the three and nine months ended September 30, 1997 decreased $76 million and increased $171 million, respectively, from the prior year. The decrease for the three months ended September 30, 1997 primarily reflects increased HMO medical costs, including an after-tax charge of $103 million related to a reestimation of HMO medical claims reserves associated with prior period claims (discussed below). The increase for the nine months ended September 30, 1997, reflects the inclusion of U.S. Healthcare since July 19, 1996 partially offset by increased HMO medical costs. (See Note 4 of Condensed Notes to Financial Statements.)

On August 3, 1997, the Company sold HDIC and recognized a gain of $21 million after tax. Net realized capital losses for the nine months ended September 30, 1997 also include after-tax losses of $44 million related to the disposition of APMC. Net realized capital gains for the nine months ended September 30, 1996 include a $15 million after-tax gain from the sale of an HMO subsidiary. The earnings of HDIC, APMC and the HMO subsidiary were not material to the results of Aetna U.S. Healthcare.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Aetna U.S. Healthcare's effective tax rates of 57% and 48% for the three and nine months ended September 30, 1997, respectively, when compared to 43% and 38% for the same periods a year ago, primarily reflect an increase in amortization of goodwill (which is nondeductible for income tax purposes) as well as for the nine months ended September 30, 1997, the tax treatment of the disposition of APMC.

The remainder of the discussion related to Aetna U.S. Healthcare presents 1996 results on a pro forma basis as if the merger had occurred at the beginning of 1996.

Operating Summary
(Millions)                                  Pro Forma (1)                           Pro Forma (1)
                             Three Months   Three Months              Nine Months   Nine Months
                                 Ended          Ended                    Ended          Ended
                             September 30,  September 30,            September 30,  September 30,
                                 1997           1996      % Change       1997            1996     % Change
__________________________________________________________________   _____________________________________

Premiums.................... $ 2,698.7      $ 2,529.5          6.7%  $ 8,122.1      $ 7,554.6          7.5%
Net investment income.......     115.9          119.7         (3.2)      328.7          333.8         (1.5)
Fees and other income.......     355.5          392.6         (9.4)    1,121.9        1,178.3         (4.8)
Net realized capital
 gains (losses).............      57.3           (9.6)           -        22.4           18.5         21.1
                             _________      _________                _________      _________
   Total revenue............   3,227.4        3,032.2          6.4     9,595.1        9,085.2          5.6

Current and future benefits.   2,421.4        2,110.1         14.8     6,967.2        6,238.6         11.7
Operating expenses..........     622.3          670.8         (7.2)    1,822.7        2,014.1         (9.5)
Amortization of goodwill
 and other acquired
 intangible assets..........      90.9           91.3          (.4)      271.8          273.5          (.6)
Amortization of deferred
 policy acquisition costs...       2.9            3.7        (21.6)       16.0            8.8         81.8
Severance and facilities
 charges (reserve reductions)        -              -            -       (45.0)          30.0            -
                              ________      _________                _________      _________
   Total benefits and
    expenses................   3,137.5        2,875.9          9.1     9,032.7        8,565.0          5.5
                              ________      _________                _________      _________

Income before income taxes..      89.9          156.3        (42.5)      562.4          520.2          8.1
Income taxes................      51.1           70.5        (27.5)      270.2          234.1         15.4
                             _________      _________                _________      _________

Net income.................. $    38.8      $    85.8        (54.8)  $   292.2      $   286.1          2.1
                             _________      _________                _________      _________
                             _________      _________                _________      _________
Net realized capital
 gains (losses), net of
 tax (included above)....... $    35.1      $    (6.0)           -   $    (4.1)     $    13.3            -
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare's two businesses, Health Risk, and Group Insurance and Other Health, the earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets, severance and facilities actions, and net realized capital gains or losses. The table below sets forth earnings on this basis for the Health Risk, Group Insurance and Other Health businesses, and other related information.

(Millions, after tax, except                           Pro Forma                             Pro Forma
 ratios)                            Three Months       Three Months        Nine Months       Nine Months
                                        Ended             Ended               Ended             Ended
                                    September 30,      September 30,      September 30,     September 30,

                                        1997              1996               1997               1996
                                    _____________      _____________      _____________     _____________

Health Risk                         $   (9.4)(1)       $  106.3           $  226.6          $  362.2
Group Insurance and Other Health        88.0               60.8              264.3             155.8
                                    ________           ________           ________          ________
   Total Aetna U.S. Healthcare      $   78.6           $  167.1           $  490.9          $  518.0
                                    ________           ________           ________          ________
                                    ________           ________           ________          ________

Health Risk Medical Loss Ratio          90.7%(1)           82.0%              85.6%(1)          80.9%
                                    ________           ________           ________          ________
                                    ________           ________           ________          ________
Commercial HMO Medical Loss Ratio       90.7%(1)           80.8%              84.9%(1)          78.2%
                                    ________           ________           ________          ________
                                    ________           ________           ________          ________
Medicare HMO Medical Loss Ratio         99.4%(1)           88.2%              94.1%(1)          88.0%
                                    ________           ________           ________          ________
                                    ________           ________           ________          ________
Health Risk SG&A Ratio                  12.6%              15.0%              12.1%             14.7%
                                    ________           ________           ________          ________
                                    ________           ________           ________          ________


(1)  Includes the effect of a charge of $161 million (pretax) ($103 million, after tax)
     related to a reestimation of HMO medical claims reserves associated with prior period claims, a majority of which relate to the first and second quarters of 1997.  This charge primarily affects Commercial and Medicare HMO medical claims reserves.  Excluding the effect of this charge, the Health Risk, Commercial and Medicare medical loss ratios for the three months ended September 30, 1997 would have been 83.9%, 82.6% and 91.0%, respectively.


Aetna U.S. Healthcare's earnings for the three and nine months ended September 30, 1997 decreased by $89 million, or 53%, and $27 million, or 5%, respectively, compared with the pro forma earnings for the same periods a year ago. The segment's results reflect decreased Health Risk earnings partially offset by improved Group Insurance and Other Health earnings.

For the Health Risk business, reserves reflect estimates of the ultimate cost of claims that have been incurred but not yet reported or paid. Claim reserves are based on a number of factors including those derived from historical claim experience. Medical claims payable are estimated periodically, and any resulting adjustments are reflected in current period results in current and future benefits. In the three months ended September 30, 1997, the Company received new information indicating that HMO medical costs for prior periods had been higher than estimated. As a result, the Company revised its estimate of its HMO medical claims reserves and increased its reserves by recording a $103 million after-tax charge.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Earnings for the three and nine months ended September 30, 1997 in the Health Risk business were affected by several factors. An after-tax charge of $103 million related to a reestimation of HMO medical claims reserves associated with prior period claims (discussed above) was taken during the three months ended September 30, 1997. Commercial and Medicare HMO medical costs per member per month increased by 14% and 18%, respectively, for the three months ended September 30, 1997 and 10% and 14%, respectively, for the nine months ended September 30, 1997 when compared to the same periods a year ago primarily resulting from higher inpatient facility and physician costs. The increases in Medicare HMO medical costs per member per month also reflect higher pharmacy costs. Partially offsetting the increase in HMO medical costs were benefits resulting from increased HMO enrollment and increased Commercial and Medicare HMO premiums per member per month of 2% and 5%, respectively, for the three months ended September 30, 1997 and 1% and 6%, respectively, for the nine months ended September 30, 1997 when compared to the same periods a year ago. The increases in Commercial HMO premiums per member per month for the three and nine months ended September 30, 1997 resulted from premium rate increases instituted in 1997, the effect of which were partially offset by customers selecting lower premium plans and a shift in geographic mix. Health Risk results also benefited from improvement in operating expenses as a result of continuing cost savings initiatives, and lower preferred provider organization (PPO) and Indemnity medical costs resulting from favorable prior year reserve development.

The increase in earnings for the three and nine months ended September 30, 1997 for the Group Insurance and Other Health business is primarily attributable to higher earnings related to Group Insurance products and higher earnings related to Other Health products, respectively. Results for the three months ended September 30, 1997 primarily reflect higher earnings from Group Insurance products due to favorable adjustments to claim benefit reserve estimates for life and disability products, as well as increased product sales. Favorable results related to Other Health products for the nine months ended September 30, 1997 reflect lower operating expenses due to continuing cost savings initiatives and higher administrative service contract fees resulting from rate increases and changes in product mix.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Aetna U.S. Healthcare's membership was as follows:


                                   September 30, 1997 (1)(2)   September 30, 1996 (1)(2)
                                   _________________________   _________________________
(Thousands)                        Risk      Nonrisk   Total   Risk      Nonrisk   Total
____________________________________________________________   _________________________
HMO
  Commercial                       3,588      577      4,165   3,280     527       3,807
  Medicare                           373       19        392     286      19         305
  Medicaid                           101        -        101     134      27         161
                                   _____    _____     ______   _____   _____      ______
    Total HMO                      4,062      596      4,658   3,700     573       4,273
POS                                  309    2,446      2,755     308   2,310       2,618
PPO                                  609    3,046      3,655     765   2,957       3,722
Indemnity                            299    2,338      2,637     483   2,647       3,130
                                   _____    _____     ______   _____   _____      ______
 Total Health Membership           5,279    8,426     13,705   5,256   8,487      13,743
                                   _____    _____     ______   _____   _____      ______
                                   _____    _____     ______   _____   _____      ______

Group Insurance: (3)
  Group Life                                           9,928                       9,544
                                                      ______                      ______
                                                      ______                      ______
  Disability                                           2,638                       2,377
                                                      ______                      ______
                                                      ______                      ______
  Long-Term Care                                          96                          96
                                                      ______                      ______
                                                      ______                      ______

(1)  Health membership as of September 30, 1997 reflects system and plan conversions.  The conversions predominately affect Indemnity and PPO membership and have an immaterial impact on all other Health products.  September 30, 1996 reflects adjustments computed for December 31, 1996 membership (a decrease of approximately 472 thousand members), based on known corrected data from these conversions, as applied to September 30, 1996 membership previously reported.
(2)  Group Insurance membership as of September 30, 1997 reflects the conversion to a new membership reporting system.  September 30, 1996 reflects adjustments computed for
     December 31, 1996 membership (an increase of approximately 1 million members), as applied to September 30, 1996 membership previously reported.
(3)  Many Group Insurance members participate in more than one type of Aetna U.S.
     Healthcare coverage and are counted in each.

Total Health membership as of September 30, 1997 decreased by 38 thousand members, or .3%, when compared to September 30, 1996. Membership increases in Commercial HMO, Medicare HMO and POS were offset by a decline in Indemnity and PPO enrollment. The decline in Indemnity enrollment reflects the continued migration of Indemnity members to other managed care products. Total HMO membership as of September 30, 1997 increased by 385 thousand members or 9% when compared to September 30, 1996.

Revenue for Aetna U.S. Healthcare increased by $145 million, or 5%, and $679 million, or 8%, for the three and nine months ended September 30, 1997, respectively, compared to the same periods a year ago, excluding revenues of $173 million for the nine months ended September 30, 1996 from the Civilian Health and Medical Program of the Uniformed Services contract which was not renewed, and net realized capital gains or losses. This growth was primarily due to membership growth in Commercial and Medicare HMO products, partially offset by lower Indemnity membership, as well as to premium rate increases instituted at the beginning of 1997.

Operating expenses for Aetna U.S. Healthcare decreased by $49 million, or 7%, and $191 million, or 10%, for the three and nine months ended September 30, 1997, respectively, compared with the same periods a year ago primarily due to the impact of continuing cost reduction efforts and operating expenses in 1996, not present in 1997, associated with investments in primary care physician practices.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna U.S. Healthcare (Continued)
_________________________________

Outlook

Premiums in the Health Risk business are generally fixed for one-year periods and, accordingly, cost levels in excess of those reflected in pricing, such as those being experienced during 1997, cannot be recovered in the year through higher premiums. Earnings in the Health Risk business for the remainder of 1997 will continue to be adversely affected by the increased level of medical costs. In addition, a significant portion of the Company's contracts for 1998 were priced prior to the Company's receipt of information during the third quarter of 1997 regarding increased medical cost levels, so those contracts cannot be repriced to factor in the higher medical cost levels.

For remaining 1998 contracts, the Company has targeted further premium increases to improve Health Risk profitability. The Company also attempts to improve profitability by addressing cost increases in its contracting with providers and through other cost management techniques. There can be no assurances, however, that premium increases and cost savings achieved through recontracting will be sufficient to offset the increases in medical costs as well as any increases in other operating costs, as governmental action (including rate decreases or reduction of rate increases), business conditions (including intensification of competition) and other factors may adversely affect the Company's ability to realize such premium increases and cost savings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services
_________________________

Operating Summary
(Millions)                          Three Months Ended September 30,      Nine Months Ended September 30,
                                    __________________________________    ________________________________
                                    1997         1996         % Change    1997        1996        % Change
                                    ____         ____         ________    ____        ____        ________
Premiums (1)......................  $    37.1    $    46.6      (20.4)%   $   115.5   $   134.3     (14.0)%
Net investment income.............      278.6        272.5        2.2         830.6       804.4       3.3
Fees and other income (2).........      158.7        122.2       29.9         429.6       336.3      27.7
Net realized capital gains........       10.6           .9          -          19.8        18.2       8.8
                                    _________    _________                _________   _________
   Total revenue..................      485.0        442.2        9.7       1,395.5     1,293.2       7.9

Current and future benefits.......      256.7        263.7       (2.7)        778.9       769.8       1.2
Operating expenses (2)............       98.4         86.4       13.9         271.5       254.0       6.9
Amortization of deferred policy
 acquisition costs................       33.6         18.2       84.6          80.9        49.7      62.8
Severance and facilities charge...          -         49.0     (100.0)            -        49.0    (100.0)
                                    _________    _________                _________   _________
   Total benefits and expenses....      388.7        417.3       (6.9)      1,131.3     1,122.5        .8
                                    _________    _________                _________   _________
Income before income taxes........       96.3         24.9          -         264.2       170.7      54.8
Income taxes......................       29.0          6.8          -          81.5        48.3      68.7
                                    _________    _________                _________   _________

Net income........................  $    67.3    $    18.1          -     $   182.7   $   122.4      49.3
                                    _________    _________                _________   _________
                                    _________    _________                _________   _________
Net realized capital gains, net
 of tax (included above)..........  $     6.8    $      .6          -     $    12.8   $    11.9       7.6
                                    _________    _________                _________   _________
                                    _________    _________                _________   _________

Deposits not included in premiums
 above:
  Annuities - fixed options.......  $   322.7    $   323.1        (.1)    $   901.8   $ 1,046.7     (13.8)
  Annuities - variable options....      806.0        655.9       22.9       2,420.0     1,996.2      21.2
  Individual Life Insurance.......      113.3        119.3       (5.0)        351.2       328.0       7.1
                                    _________    _________                _________   _________
    Total.........................  $ 1,242.0    $ 1,098.3       13.1     $ 3,673.0   $ 3,370.9       9.0
                                    _________    _________                _________   _________
                                    _________    _________                _________   _________

Assets under management: (3)(4)
  Annuities - fixed options.......                                        $11,997.4   $11,589.1       3.5
  Annuities - variable options....                                         19,895.5    13,240.6      50.3
                                                                          _________   _________
    Subtotal Annuities............                                         31,892.9    24,829.7      28.4
  Investment advisory (2).........                                          6,666.9     2,341.0     184.8
                                                                          _________   _________
    Financial services............                                         38,559.8    27,170.7      41.9
  Individual Life Insurance.......                                          3,056.6     2,765.0      10.5
                                                                          _________   _________
    Total.........................                                        $41,616.4   $29,935.7      39.0
                                                                          _________   _________
                                                                          _________   _________

Individual life insurance
 coverage issued..................                                        $ 3,805.4   $ 4,080.7      (6.7)
                                                                          _________   _________
                                                                          _________   _________
Individual life insurance
 coverage in force................                                        $49,641.7   $48,334.0       2.7
                                                                          _________   _________
                                                                          _________   _________

(1)  Includes $17.1 million and $47.2 million for the three and nine months ended
     September 30, 1997, respectively, and $21.3 million and $53.5 million, respectively, for the same periods a year ago, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2)  The nine months ended September 30, 1997 include $17.8 million of fees and other income and $13.1 million of operating expenses and, at September 30, 1997 and 1996,
     $2,907.6 million and $1,062.1 million, respectively, of assets under management that were previously reported in the Large Case Pensions segment, reflecting the consolidation of the Company's investment advisory services and certain other pension products which complement Aetna Retirement Services' business strategy.
(3)  Excludes net unrealized capital gains of $520.7 million and $205.6 million at
     September 30, 1997 and 1996, respectively.
(4)  Includes $7,134.1 million and $4,286.5 million at September 30, 1997 and 1996, respectively, of assets invested through ARS' products in unaffiliated mutual funds.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (Continued)
____________________________________

ARS' net income for the three and nine months ended September 30, 1997 increased $49 million and $60 million, respectively, when compared with the same periods a year ago. Net income for the three and nine months ended September 30, 1996 reflects an after-tax severance and facilities charge of $32 million primarily related to actions taken or to be taken to improve ARS' cost structure relative to its competitors. (See "Severance and Facilities Charges.") Excluding net realized capital gains and the third quarter 1996 severance and facilities charge, results for the three and nine months ended September 30, 1997 increased $11 million, or 23%, and $28 million, or 19%, respectively, from the prior year periods, reflecting improved earnings from financial services products and, for the three months ended September 30, 1997, improved earnings related to individual life insurance products. For the nine months ended September 30, 1997, the favorable financial services results were partially offset by lower individual life insurance earnings.

The table below sets forth earnings by product type, excluding net realized capital gains and the third quarter 1996 severance and facilities charge (in millions):

                            Three Months Ended         Nine Months Ended
(Millions)                    September 30,             September 30,
                            ___________________       __________________
                            1997        1996          1997       1996
                            ____        _______       ____       _______
Financial services          $  38.7     $  29.8       $ 115.2    $  82.4
Individual life insurance      21.8        19.5          54.7       59.9
                            _______     _______       _______    _______
  Total                     $  60.5     $  49.3       $ 169.9    $ 142.3
                            _______     _______       _______    _______
                            _______     _______       _______    _______


The $9 million and $33 million increases in earnings for the three and nine months ended September 30, 1997, respectively, for financial services products reflects increased fee income primarily from increased assets under management. Assets under management (excluding assets under management that were previously reported in the Large Case Pensions segment) increased by 33% when compared to the same period a year ago primarily due to appreciation in the stock market, additional net deposits (i.e., deposits less surrenders) and the inclusion of assets from the acquisition of Financial Network Investment Corporation ("FNIC") (discussed below).

Earnings for the three and nine months ended September 30, 1997 from individual life insurance products increased $2 million and decreased $5 million, respectively, when compared to the same periods a year ago primarily reflecting improved mortality experience during the three months ended September 30, 1997.

Earnings for financial services products reflect lower operating expenses relative to assets under management primarily resulting from increased assets under management, and for the nine months ended September 30, 1997, individual life insurance earnings reflect lower operating expenses. In both cases, these lower operating expenses result from cost savings associated with previous restructurings.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Aetna Retirement Services (Continued)
____________________________________

Of the $12.0 billion and $11.6 billion of fixed annuity assets under management at September 30, 1997 and 1996, respectively, 25% were fully guaranteed and 75% were experience rated. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.8% and 7.9% and the average annualized earned rate on investments supporting experience rated investment contracts was 8.0% and 8.0% for the nine months ended September 30, 1997 and 1996, respectively. The average annualized credited rate on fully guaranteed investment contracts was 6.6% and 6.7% and the average annualized credited rate on experience rated investment contracts was 5.9% and 6.0% for the nine months ended September 30, 1997 and 1996, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.2% and 1.2% and on experience rated investment contracts were 2.1% and 2.0% for the nine months ended September 30, 1997 and 1996, respectively.

The duration of the investment portfolios supporting ARS' liabilities is regularly monitored and adjusted in order to maintain an aggregate duration that is within 0.5 years of the estimated duration of the underlying liabilities. For a fuller discussion of the Company's asset/liability management practices, see the Company's 1996 Annual Report.

In July 1997, in connection with the Company's efforts to expand its financial planning business, the Company acquired FNIC. FNIC is a broker/dealer licensed in all 50 states and includes more than 2,400 registered representatives and 177 branch offices in 35 states. The purchase price was not material to the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

International
_____________

Operating Summary
(Millions)                              Three Months Ended September 30,     Nine Months Ended September 30,
                                        _________________________________    ________________________________
                                        1997         1996        % Change    1997         1996      % Change
                                        ____         ____        ________    ____         ____      ________

Premiums.............................   $  380.1     $  316.9      19.9%     $1,056.5     $  834.5     26.6%
Net investment income................       90.3         81.7      10.5         276.4        247.5     11.7
Fees and other income................       41.6         30.1      38.2         108.3         92.0     17.7
Net realized capital gains...........        6.0          1.7         -          16.8          3.0        -
                                        ________     ________                ________     ________
   Total revenue.....................      518.0        430.4      20.4       1,458.0      1,177.0     23.9

Current and future benefits..........      316.1        265.7      19.0         892.6        715.9     24.7
Operating expenses...................      113.5         91.9      23.5         328.5        263.8     24.5
Interest expense.....................        2.3          2.5      (8.0)          5.5          6.0     (8.3)
Amortization of goodwill and
 other acquired intangible assets....        4.7          1.0         -          11.8          2.4        -
Amortization of deferred policy
 acquisition costs...................       22.1         26.5     (16.6)         62.5         65.0     (3.8)
                                        ________     ________                ________     ________
   Total benefits and expenses.......      458.7        387.6      18.3       1,300.9      1,053.1     23.5
                                        ________     ________                ________     ________

Income before income taxes...........       59.3         42.8      38.6         157.1        123.9     26.8
Income taxes ........................       21.5         14.2      51.4          51.9         43.3     19.9
                                        ________     ________                ________     ________

Net income...........................   $   37.8     $   28.6      32.2      $  105.2     $   80.6     30.5
                                        ________     ________                ________     ________
                                        ________     ________                ________     ________
Net realized capital gains,
 net of tax (included above).........   $    3.8     $    1.4     171.4      $   11.5     $    2.2        -
                                        ________     ________                ________     ________
                                        ________     ________                ________     ________


International's net income for the three and nine months ended September 30, 1997 increased by $9 million and $25 million, respectively, compared with the same periods a year ago.
Excluding net realized capital gains, results for the three and nine months ended September 30, 1997 increased $7 million, or 25%, and $15 million, or 20%, respectively, from the prior year, primarily reflecting earnings growth in Taiwan and favorable investment performance in certain Asia Pacific and Latin American operations, partially offset by increased losses related to start-up operations, primarily those in the Philippines and Argentina. The Company's operations in Brazil, which were acquired in April 1997, also contributed to International's improved results for the nine months ended September 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions
___________________

Operating Summary
(Millions)                              Three Months Ended September 30,      Nine Months Ended September 30,
                                        _________________________________     ________________________________
                                        1997         1996        % Change     1997        1996       % Change
                                        ____         ____        ________     ____        ____       ________

Premiums.............................   $     36.1   $     43.1     (16.2)%   $   123.4   $   136.0     (9.3)%
Net investment income................        328.7        411.0     (20.0)      1,055.5     1,249.4    (15.5)
Fees and other income (1)............          8.4         15.5     (45.8)         25.7        68.0    (62.2)
Net realized capital gains (losses)..         19.7          (.2)        -          18.5        12.5     48.0
                                        __________   __________               _________   _________
   Total revenue.....................        392.9        469.4     (16.3)      1,223.1     1,465.9    (16.6)

Current and future benefits..........        324.1        413.7     (21.7)      1,045.3     1,282.2    (18.5)
Operating expenses (1)...............          6.6          8.7     (24.1)         22.4        51.9    (56.8)
Reductions of loss on discontinued
 products............................            -            -         -        (172.5)     (170.0)     1.5
                                        __________   __________               _________   _________
   Total benefits and expenses.......        330.7        422.4     (21.7)        895.2     1,164.1    (23.1)
                                        __________   __________               _________   _________

Income before income taxes...........         62.2         47.0      32.3         327.9       301.8      8.6
Income taxes.........................         24.9         17.3      43.9         124.2       107.4     15.6
                                        __________   __________               _________   _________

Net income...........................   $     37.3   $     29.7      25.6     $   203.7   $   194.4      4.8
                                        __________   __________               _________   _________
                                        __________   __________               _________   _________

Net realized capital gains (losses),.
 net of tax (included above).........   $     12.8   $      (.2)        -     $    12.9   $     8.1     59.3
                                        __________   __________               _________   _________
                                        __________   __________               _________   _________

Deposits not included in premiums
 above...............................   $    411.6   $    418.5      (1.6)    $ 1,333.8   $ 1,340.9      (.5)
                                        __________   __________               _________   _________
                                        __________   __________               _________   _________

Assets under management (1)(2)(3)....                                         $33,889.9   $35,797.1     (5.3)
                                                                              _________   _________
                                                                              _________   _________

(1)  The nine months ended September 30, 1996 include $15.7 million of fees and other income and $12.7 million of operating expenses and, at September 30, 1996, assets under management valued at $1,620.4 million which are currently reported in the ARS segment, reflecting the consolidation of the Company's investment advisory services and certain other pension products which complement ARS' business strategy.
(2)  Excludes net unrealized capital gains of $494.6 million and $166.2 million at September 30, 1997 and 1996, respectively.
(3)  Includes assets under management of $7,751.0 million and $8,781.9 million at September 30, 1997 and 1996, respectively, related to discontinued products.

Large Case Pensions' net income for the three and nine months ended September 30, 1997 increased by $8 million and $9 million, respectively, compared with the same periods a year ago.
Excluding the reductions of the loss on discontinued products for the nine months ended September 30, 1997 and 1996 (discussed below) and net realized capital gains or losses, results for the three and nine months ended September 30, 1997 decreased
$5 million, or 18%, and increased $7 million, or 9%, respectively, from the prior year, reflecting decreased investment income partially offset by lower expenses. Earnings increased during the nine months ended September 30, 1997, reflecting lower expenses partially offset by decreased income on the declining capital in the business.

Assets under management at September 30, 1997 were 5% lower than a year earlier, primarily as a result of the continuing runoff of the underlying liabilities and the consolidation into the ARS segment of the Company's investment advisory services and certain other pension products which complement ARS' business strategy.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Net realized capital gains for the nine months ended September 30, 1996 include a gain of $25 million related to the sale of ARI which was partially offset by net realized capital losses related to bond sales. The earnings of ARI for the nine months ended September 30, 1996 were not material to Large Case Pensions' earnings.

General account assets supporting experience rated products may be subject to participant or contractholder withdrawal. Participant withdrawals are generally subject to significant tax and plan constraints. Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products) (in millions):

                                       Three Months Ended September 30,   Nine Months Ended September 30,
                                       ________________________________   _______________________________
                                         1997             1996              1997           1996
                                         _____            ____              ____           ____
Scheduled contract maturities
 and benefit payments (1)                $  224.6         $  259.8          $  682.0       $  867.7
                                         ________         ________          ________       ________
                                         ________         ________          ________       ________

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments                    $  122.0         $   67.3          $  258.1       $  429.6 (2)
                                         ________         ________          ________       ________
                                         ________         ________          ________       ________

Participant withdrawals                  $   31.5         $   34.6          $   96.3       $  135.7
                                         ________         ________          ________       ________
                                         ________         ________          ________       ________

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) Primarily relates to an unscheduled withdrawal by one contractholder.

Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established, and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. As a result of management's detailed review in the first quarter of 1997, the Company released $173 million (pretax), constituting the remaining portion of the reserve related to GICs, primarily as a result of continued favorable developments in real estate markets. The current reserve reflects management's best estimate of anticipated future net losses. To the extent that aggregate future losses on GICs and SPAs are greater or less than anticipated, the Company's results of operations would be adversely or positively affected, respectively. The discussion below presents information for the discontinued SPA and GIC products on a combined basis.
(Refer to the Company's 1996 Annual Report.)

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 1997, the receivable from continuing products, net of related deferred taxes payable of $40 million on the accrued interest income, was $510 million. During 1996, $315 million of the receivable, net of the related deferred taxes payable on the accrued interest income of $19 million, was funded from continuing products to meet liquidity needs from maturing GICs. As of September 30, 1997, no additional funding of the receivable had taken place.

Results of discontinued products were as follows (in millions):

                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                      ________________________________    _______________________________
                                          1997           1996                 1997          1996
                                          ____           ____                 ____          ____

Interest margin (a)                       $  (6.1)       $   (.5)             $   5.7       $   9.3
Net realized capital gains                   31.5*           7.8                 92.8*         23.4
Interest earned on receivable from
 continuing products                          5.4            7.7                 16.2          24.7
Other, net                                    1.1            8.3                  1.4          13.4
                                          _______        _______              _______       _______
 Results of discontinued products,
 after tax                                $  31.9        $  23.3              $ 116.1       $  70.8
                                          _______        _______              _______       _______
                                          _______        _______              _______       _______

Results of discontinued products,
 pretax                                   $  51.8        $  36.8              $ 185.0       $ 110.9
                                          _______        _______              _______       _______
                                          _______        _______              _______       _______


(a)  Represents the difference between interest credited to holders of fully guaranteed large case pension contracts and interest earned on invested assets supporting such contracts.
*    Includes net realized capital gains of $21.3 million and $41.4 million for the three and nine months ended September 30, 1997, respectively, related to continued favorable developments in real estate markets, and also $37.3 million for the nine months ended
     September 30, 1997 resulting from the sale of investments in order to meet liquidity needs.

The activity in the reserve for anticipated future losses on discontinued products during the first nine months of 1997 was as follows (pretax, in millions):

Reserve at December 31, 1996               $  986.8
Results of discontinued products              185.0
Reserve reduction                            (172.5)
                                           ________
Reserve at September 30, 1997              $  999.3
                                           ________
                                           ________

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Large Case Pensions (Continued)
_______________________________

Distributions on discontinued products were as follows
(in millions):

                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                   ________________________________    ________________________________
                                       1997        1996                    1997        1996
                                       ____        ____                    ____        ____

Scheduled contract maturities,
 settlements and benefit
 payments (1)                          $  392.1    $  652.7               $1,259.0    $2,019.6
                                       ________    ________               ________    ________
                                       ________    ________               ________    ________

Participant directed withdrawals       $    9.6    $   12.8               $   29.3    $   43.3
                                       ________    ________               ________    ________
                                       ________    ________               ________    ________


(1) Includes early retirement of guaranteed investment contracts liabilities of $1.5 million and $183.3 million for the three and nine months ended September 30, 1996, respectively.  There were no such retirements for the three and nine months ended
    September 30, 1997.


Cash required to fund these distributions was provided by earnings and scheduled payments on and sales of invested assets and, for the three and nine months ended September 30, 1996, the funding of a portion of the receivable from continuing products.

See "General Account Investments" on page 47.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Corporate
_________

Operating Summary
(Millions, after tax)                  Three Months Ended September 30,      Nine Months Ended September 30,
                                       ________________________________      _______________________________
                                       1997      1996     % Change           1997      1996    % Change
                                       ____      ____     ________           ____      ____    ________

Interest expense....................   $  37.7   $  31.4      20.1%          $ 111.4   $  68.3    63.1%
Other expense, net (1)..............      25.7      15.3      68.0              45.2     268.6   (83.2)

(1) Includes after-tax net realized capital gains of $.2 million and $34.0 million for the three and nine months ended September 30, 1997, respectively, and $4.2 million and
    $10.2 million for the same periods a year ago.  After-tax net realized capital gains for the nine months ended September 30, 1997, include gains of $33.6 million related to the sale of a portion of the Company's investment in Travelers Property Casualty Corp.


The increase in interest expense of $6 million and $43 million for the three and nine months ended September 30, 1997, respectively, compared to the same periods a year ago primarily results from additional debt incurred in connection with the financing of the U.S. Healthcare merger.

Excluding net realized capital gains, other expense increased $6 million and decreased $200 million for the three and nine months ended September 30, 1997, respectively, compared with the same periods a year ago. Other expense for the nine months ended September 30, 1996 includes a $235 million (after tax) severance and facilities charge related to actions associated with the sale of the Company's property-casualty operations in the second quarter of 1996 (see "Severance and Facilities Charges") and interest income of $7 million and $37 million (after tax) for the three and nine months ended September 30, 1996, respectively, earned from the investment of the net proceeds received from the sale of the Company's property-casualty operations. Excluding these items, other expense for the three and nine months ended September 30, 1997 was approximately level compared with the same periods a year ago.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Severance and Facilities Charges
________________________________

During 1996, the Company established severance and facilities reserves in the Aetna U.S. Healthcare, ARS and Corporate segments to reflect the integration of the health businesses and certain other actions taken or to be taken in order to make its businesses more competitive. During the nine months ended September 30, 1997, the Company charged costs of $197 million to such reserves. In addition, the Company also reduced the Aetna U.S. Healthcare severance and facilities reserve by $45 million (pretax) during the nine months ended September 30, 1997 due to higher attrition than was contemplated in the establishment of the reserve. Of the approximately 9,400 positions expected to be eliminated by the Company in the aggregate, 5,896 had been eliminated through severance actions and the effects of higher attrition by September 30, 1997 and the related severance benefits charged against the reserve.

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

See Note 9 of Condensed Notes to Financial Statements for additional information.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments
___________________________

Debt Securities

As of September 30, 1997 and December 31, 1996, debt securities represented 75% and 74%, respectively, of the Company's total general account invested assets as follows:

                                              September 30,       December 31,
(Millions)                                        1997               1996
______________________________________________________________________________

Supporting discontinued products              $   5,145.5         $    5,189.3
Supporting experience rated products             15,009.2             14,888.9
Supporting remaining products                    12,457.0             12,258.1
                                              ________________________________
   Total debt securities (1)                  $  32,611.7         $   32,336.3
                                              ________________________________
                                              ________________________________

(1)  Total debt securities at September 30, 1997 and December 31, 1996 include "Below
     Investment Grade" securities of $1.7 billion of which 63% and 73%, respectively, support discontinued and experience rated products.  See the Company's 1996 Annual
     Report for a discussion of "Below Investment Grade" securities.

Debt securities reflect net unrealized capital gains of $1.4 billion at September 30, 1997, compared with $895 million at December 31, 1996. Of the net unrealized capital gains at September 30, 1997, $281 million and $593 million relate to assets supporting discontinued products and experience rated pension contractholders, respectively.

Mortgage Loans

At September 30, 1997 and December 31, 1996, the Company's mortgage loan investments, net of impairment reserves, supported the following types of business:

                                          September 30,    December 31,
(Millions)                                    1997            1996
______________________________________________________________________

Supporting discontinued products          $ 2,458.8        $ 2,730.7
Supporting experience rated products        1,991.1          2,370.5
Supporting remaining products               1,563.8          1,599.7
                                          __________________________
   Total mortgage loan investments (1)    $ 6,013.7        $ 6,700.9
                                          __________________________
                                          __________________________

(1) Mortgage loans at September 30, 1997 and December 31, 1996 include $576.3 million and
    $801.1 million of restructured, potential problem and problem loans, respectively, of which 84% and 80% support discontinued and experience rated products, respectively.
    (See the Company's 1996 Annual Report for a discussion of problem, restructured and potential problem loans).  Specific impairment reserves on these loans were $100.5 million and $144.1 million at September 30, 1997 and December 31, 1996, respectively.
    (See Note 6 of Condensed Notes to Financial Statements).

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

During the first nine months of 1997, the Company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The $687 million decrease in the mortgage loan portfolio primarily reflects the effect of loan prepayments and repayments of maturing loans.

The Company foreclosed on loans with a principal balance of $27 million and collateral with a fair market value of $25 million in the first nine months of 1997. Additional loans with a principal balance of $53 million were in the process of foreclosure at September 30, 1997.

The Company does not accrue interest on problem loans or restructured loans when management believes the collection of interest is unlikely. The amount of pretax investment income required by the original terms of problem and restructured loans outstanding at September 30 and the portion actually recorded as income were as follows:

                                              Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                              __________________       __________________
(Millions)                                    1997       1996          1997       1996
________________________________________________________________       __________________
Income which would have been recorded under
 original terms of loans                      $   8.1    $  23.4       $  29.8    $  70.4
Income recorded                                   4.9       15.0          21.1       49.8
                                              _______    _______       _______    _______
Lost investment income (1)                    $   3.2    $   8.4       $   8.7    $  20.6
                                              _______    _______       _______    _______
                                              _______    _______       _______    _______

(1) Lost investment income included 80% and 79% related to income allocated to investments supporting discontinued and experience rated products, respectively, for the three and nine months ended September 30, 1997, and 82% and 85%, respectively, for the same periods a year ago.

Real Estate

The Company's equity real estate balances, net of write-downs and reserves, were as follows:

                                          September 30,       December 31,
(Millions)                                    1997               1996
_________________________________________________________________________

Investment real estate                    $   147.9           $   192.0
Properties held for sale (1)(2)(3)            384.7               658.2
                                          _____________________________
   Total                                  $   532.6           $   850.2
                                          _____________________________
                                          _____________________________

(1) Includes $133.2 million of in-substance foreclosures at December 31, 1996. There were no in-substance foreclosures at September 30, 1997.

(2) Properties held for sale at September 30, 1997 and December 31, 1996 include 86%
    and 84%, respectively, supporting discontinued and experience rated products.

(3) Foreclosed real estate classified as properties held for sale was carried at 55%
    and 57% of the Company's cash investment (unpaid mortgage balance plus capital additions) at September 30, 1997 and December 31, 1996, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

General Account Investments (Continued)
_______________________________________

Total after-tax net realized capital losses (gains) from real estate write-downs and changes in the valuation reserves were as follows:

                                                    Three Months Ended      Nine Months Ended
                                                        September 30,          September 30,
                                                    __________________      _________________
(Millions)                                          1997       1996         1997       1996
______________________________________________________________________      _________________

Allocable to discontinued products                  $    -     $    -       $   5.7    $ (3.0)
Allocable to experience rated products                   -          -           3.1        .1

Allocable to remaining products                        2.1          -           3.6      16.2


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

The Company also has investments in certain debt instruments with derivative characteristics, including those where market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), exchange rates, prepayment rates, equity markets or credit ratings/spreads. The amortized cost and fair value of these securities included in the debt securities portfolio as of September 30, 1997 was as follows:

                                                     Amortized      Fair
(Millions)                                           Cost           Value
_____________________________________________________________________________

Residential collateralized mortgage obligations:     $ 2,564.8      $ 2,697.8
  Principal-only strips (included above)                  66.6           76.7
  Interest-only strips (included above)                    8.3           21.2
Other structured securities with derivative
   characteristics (1)                                   108.1          110.4

(1) Represents nonleveraged instruments whose fair values and credit risk are based on underlying securities, including fixed-income securities and interest rate swap agreements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Liquidity and Capital Resources
_______________________________

Financings and Financing Capacity

Cash and cash equivalents at September 30, 1997 and December 31,
1996 were $1.3 billion and $1.5 billion, respectively.

Substantially all of the Company's short-term and long-term borrowings and financings are conducted through Aetna Services and are fully and unconditionally guaranteed by Aetna Inc. (See Note
11 of Condensed Notes to Financial Statements).

The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements.
The maximum amount of domestic short-term borrowings outstanding during the first nine months of 1997 was $858 million.

In the second quarter of 1997, the Company issued an additional
$314 million of commercial paper in connection with the Company's investment in a joint venture in Brazil. The commercial paper was repaid prior to June 30, 1997.

Common Stock Transactions

In October 1996, the Board of Directors of the Company (the "Board") authorized the repurchase of up to 5 million shares of its common stock from time to time. On September 26, 1997, the Board authorized the repurchase of up to an additional 7.5 million of its common stock from time to time. As of September 30, 1997, 4,500,000 shares of common stock had been repurchased pursuant to this authority at a cost of $385 million, of which 3,305,600 shares at a cost of $302 million were repurchased during the nine months ended September 30, 1997.

Dividends

On September 26, 1997, the Board declared a quarterly dividend of $.20 per share of common stock and $1.18945 per share of 6.25%
Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on October 31, 1997, payable November 15, 1997.

New Accounting Pronouncements
_____________________________

See Note 2 of Condensed Notes to Financial Statements for a discussion of recently issued accounting pronouncements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)


Regulatory Environment
______________________

Legislation to reform the federal Medicare program was passed by Congress on July 31, 1997 and was signed into law. Certain provisions of this legislation will phase-in, beginning in 1998, changes to the Medicare risk HMO premium determination methodology that will reduce increases in the premiums payable to the Company as compared with the methodology previously used. The level and extent of such reductions will vary by geographic market and other factors, including the amount payable as a "user fee" under the legislation. While the phase-in provisions will provide the Company with an opportunity to offset such reductions in premium increases by increasing the premiums payable by members, reducing the benefits included in the Company's products, and reducing payment rates to hospitals, competition and other factors may result in such actions not fully offsetting such reductions in premium increases. See "Regulatory Environment" in the Company's 1996 Annual Report for further discussion of certain legislation and regulation relating to the Company.
Year 2000
_________

The Company is preparing its computer systems, applications and facilities to accommodate date-sensitive information relating to the Year 2000. The Company expects to incur internal staff costs, as well as consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its systems for the Year 2000. While the Company has not determined at this time total costs associated with the Year 2000 preparation, these costs are not expected to result in amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods materially.

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

Item 5.  Other Information.

(a)  Ratios of Earnings to Fixed Charges and Earnings to
     Combined Fixed Charges and Preferred Stock Dividends

The following tables set forth the Company's and Aetna Services, Inc.'s ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                          Nine Months Ended                Years ended December 31,
                                                                     ____________________________________
Aetna Inc.                                September 30, 1997         1996    1995    1994    1993    1992
__________                                __________________         ____    ____    ____    ____    ____

Ratio of Earnings to Fixed Charges         5.55                      2.45    4.97    4.74    (a)     1.90
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends     4.28                      2.10    4.97    4.74    (a)     1.90

(a) The Company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

                                          Nine Months Ended             Year Ended

Aetna Services, Inc.                      September 30, 1997         December 31, 1996
____________________                      __________________         _________________

Ratio of Earnings to Fixed Charges         5.75                       2.44
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends     5.75                       2.44

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits


    (10)    Material Contracts.

    (10.1) Amendment, dated as of September 4, 1997, to the Amended and Restated Agreement, dated as of May 30,
            1996, between the Company and Leonard Abramson.

    (10.2)  Amendment, dated as of September 8, 1997, to
            Employment Agreement, as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney.*

    (12)    Statement Re Computation of Ratios.

    (12.1) Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1997 and for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 for the Company
            and for the nine months ended September 30, 1997 and for the year ended December 31, 1996 for Aetna Services, Inc.

    (15)    Letter Re Unaudited Interim Financial Information.

    (15.1) Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated November 3, 1997.

    (27)    Financial Data Schedule.

*  Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

    None.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         Aetna Inc.
                                   _____________________________
                                       (Registrant)


Date  November 4, 1997         By   /s/   Robert J. Price
                                   _____________________________
                                       (Signature)

                                      Robert J. Price
                                      Vice President
                                      and Corporate Controller
                                      (Chief Accounting Officer)