Form 10-K405
period 1997-12-31
AETNA INC
filed 1998-03-03
CIK 1013761

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 1-11913

                                   Aetna Inc.
                                   ----------
             (Exact name of registrant as specified in its charter)

          Connecticut                                    02-0488491
-------------------------------                       ----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation)                                      Identification No.)

    151 Farmington Avenue,
    Hartford, Connecticut                                   06156
-------------------------------                       ----------------
    (Address of principal                                 (ZIP Code)
     executive offices)

Registrant's telephone number, including area code: (860) 273-0123 Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
       Title of each class                     which registered
       -------------------                 ------------------------

Common Stock $.01 par value                 New York Stock Exchange

6.25% Class C Voting Mandatorily            New York Stock Exchange
  Convertible Preferred Stock
  $.01 par value

9 1/2% Cumulative Monthly Income            New York Stock Exchange
  Preferred Securities, Series A
  (issued by a subsidiary)

6 3/8% Notes due August 15, 2003            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes  |X|     No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     |X|

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1998 was $11,485,043,678.

As of January 31, 1998, 145,637,336 shares of the registrant's Common Stock $.01 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1997 annual report to shareholders (the "Annual
Report").      (Parts I, II and IV)

Portions of the registrant's proxy statement to be filed on or about March 20,
1998 (the "Proxy Statement").      (Parts III and IV)

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I

Item  1.   Business.
           A.  Organization of Business                                        3
           B.  Financial Information about Industry Segments                   4
           C.  Description of Industry Segments
               1.  Aetna U.S. Healthcare                                       4
               2.  Aetna Retirement Services                                  14
               3.  Aetna International                                        18
               4.  Large Case Pensions                                        20
               5.  General Account Investments                                22
               6.  Other Matters
                   a.  Regulation                                             23
                   b.  NAIC IRIS Ratios                                       26
                   c.  Ratios of Earnings to Fixed Charges and Earnings
                       to Combined Fixed Charges and Preferred Stock
                       Dividends                                              27
                   d.  Trademarks                                             27
                   e.  Ratings                                                28
                   f.  Miscellaneous                                          28

Item  2.   Properties.                                                        29
Item  3.   Legal Proceedings.                                                 29
Item  4.   Submission of Matters to a Vote of Security Holders.               29
Executive Officers of Aetna Inc.                                              30

PART II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters.                                               32
Item  6.   Selected Financial Data.                                           32
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                               32
Item  8.   Financial Statements and Supplementary Data.                       32
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.                               32

PART III

Item 10.   Directors and Executive Officers of the Registrant.                33
Item 11.   Executive Compensation.                                            33
Item 12.   Security Ownership of Certain Beneficial Owners and Management.    33
Item 13.   Certain Relationships and Related Transactions.                    33

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K.                                                       33
Index to Financial Statement Schedules                                        40
Signatures                                                                    58

PART I

Item 1.  Business.

A.  Organization of Business

Aetna Inc. and its subsidiaries (collectively, the "Company") constitute one of the nation's largest health benefits companies, based on membership, and one of the nation's largest insurance and financial services organizations centered around three core businesses: health care, retirement services and international.

Aetna Inc., a Connecticut corporation, became the parent corporation of Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare, Inc. (formerly U.S. Healthcare, Inc.) as a result of a merger transaction on July 19, 1996. The merger was accounted for as a purchase of U.S. Healthcare. (See Note 2 of Notes to Financial Statements in the Annual Report.) Aetna sold its property-casualty operations on April 2, 1996. (See Note 3 of Notes to Financial Statements in the Annual Report for a discussion of certain indemnifications and other information related to the property-casualty sale.)

The Company's business operations are conducted in the following segments: Aetna U.S. Healthcare, Aetna Retirement Services, Aetna International and Large Case Pensions. The principal products included in these segments are:

Aetna U.S. Healthcare:
     Health products (including health maintenance organization, point-of-service, preferred provider organization and indemnity products) Group life and disability insurance
     Long-term care insurance

Aetna Retirement Services:
     Financial services
     Individual life insurance

Aetna International:
     Primarily life and health insurance and financial services

Large Case Pensions:
     Retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans

In addition, the Corporate segment includes interest expense and corporate expenses not directly related to the Company's business segments, such as staff area expenses, national advertising and contributions.

B.  Financial Information about Industry Segments

Required financial information by industry segment is set forth in Note 17 to the Financial Statements, which is incorporated herein by reference to the Annual Report. Revenue and income from continuing operations attributable to each industry segment are incorporated herein by reference to the Selected Financial Data in the Annual Report.

Certain reclassifications have been made to 1996 and 1995 financial information to conform to 1997 presentation.

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

Aetna U.S. Healthcare consists of the Health Risk business and the Group Insurance and Other Health business.

Health products include health maintenance organization, point-of-service, preferred provider organization and indemnity products. The Health Risk business includes health products offered on an insured basis.

The Group Insurance and Other Health business includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis.

The following table summarizes premiums and fees and other income for the Health Risk and Group Insurance and Other Health businesses:

(Millions)                                            1997          1996         1995
                                                      ----          ----         ----
Health Risk                                         $ 9,735.0     $6,749.5     $4,960.9
Group Insurance and Other Health                      2,573.5      2,511.6      2,301.1
                                                    ---------     --------     --------
    Total Aetna U.S. Healthcare                     $12,308.5     $9,261.1*    $7,262.0
                                                    =========     ========     ========

U.S. Healthcare Pre Merger (historical amounts)           N/A***  $ 2,384.7**  $3,542.1
                                                    =========     =========    ========

* Includes U.S. Healthcare premiums and fees and other income from July 19, 1996 through December 31, 1996.
** Reflects premiums and fees and other income from January 1, 1996 through July 18, 1996.
***   Not applicable.

Under insured plans, Aetna U.S. Healthcare charges a premium and under employer-funded plans, Aetna U.S. Healthcare charges a fee for administrative and claim services.

The principal Commercial health products offered by Aetna U.S. Healthcare are:

Health Maintenance Organization ("HMO") plans offer comprehensive managed care benefits generally through participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company's HMOs, he or she selects a primary care physician ("PCP") from among the physicians participating in the Aetna U.S. Healthcare network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. Preventive care and quality improvement are emphasized in these plans. The Company offers HMO plans with varying levels of copayments which result in different levels of premium rates. HMO plans are principally offered on an insured basis. Commercial HMO membership totaled 3.3 million and 3.0 million as of December 31, 1997 and 1996, respectively.

Point-of-Service ("POS") plans blend the characteristics of HMO and indemnity plans. Members can have comprehensive HMO-style benefits through network providers with minimum out-of-pocket expense (copayments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. POS plans are offered on both an insured and employer-funded basis. Commercial POS membership totaled 3.7 million and 3.5 million as of December 31, 1997 and 1996, respectively.

Preferred Provider Organization ("PPO") plans offer the member the ability to select any health care provider, with benefits paid at a higher level when care is received from a network provider. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. PPO plans are offered on both an insured and employer-funded basis. PPO membership totaled 3.6 million and 3.7 million as of December 31, 1997 and 1996, respectively.

Indemnity plans offer the member the ability to select any health care provider for covered services. Some managed care and medical cost containment features may be included in these plans, such as inpatient precertification, limiting payments to reasonable and customary charges and additional benefits for preventive services (e.g. cancer screening). Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. Indemnity plans are offered on both an insured and employer-funded basis. Indemnity membership totaled 2.6 million and 3.1 million as of December 31, 1997 and 1996, respectively.

In addition to Commercial health products, the Company also offers coverage for Medicare beneficiaries and individuals eligible for Medicaid benefits. Such coverages include the following:

Through contracts with the Health Care Financing Administration ("HCFA"), Aetna U.S. Healthcare HMOs offer coverage for Medicare-eligible individuals in certain geographic areas. Generally, services must be obtained through network providers, with the exception of emergency and urgent care. Members generally receive enhanced benefits over standard Medicare fee-for-service coverage, including vision, hearing and pharmacy coverage. Such Medicare plans are offered on an insured basis. Medicare membership totaled .4 million and .3 million as of December 31, 1997 and 1996, respectively.

The Company also served as an administrator of Medicare benefits in certain states, providing claim services for physicians, hospitals, skilled nursing facilities and home health agencies in exchange for a fee. The contract with HCFA to provide these services expired on September 30, 1997.

The Company has contracts with certain state and local agencies to offer coverage for Medicaid-eligible individuals. Benefits are determined by the contracting agencies. Medicaid is offered on an insured basis. Medicaid membership totaled .1 million as of December 31, 1997 and 1996.

Aetna U.S. Healthcare offers a variety of specialty health care coverages offered as either supplements to health products or as stand-alone products. Such coverages include indemnity and managed dental plans, prescription drug and vision programs, and network-based workers' compensation case management services.

These specialty health coverages and services are included in either Health Risk or Group Insurance and Other Health business, with the exception of behavioral health (including employee assistance programs) and network-based workers' compensation case management services, which are included in Group Insurance and Other Health.

During 1997, the Company sold certain subsidiaries primarily to more effectively focus its health business resources. On December 5, 1997, the Company sold Human Affairs International ("HAI"), a behavioral health management business. Aetna U.S. Healthcare will continue to market HAI's behavioral health services, including employee assistance programs, through a long-term strategic arrangement with the acquiring company. During 1997, the Company also sold Healthcare Data Interchange Corporation, a provider of health care electronic data interchange services, and Aetna Professional Management Corporation, a physician practice management business.

In addition, the Company acquired Virginia Mason Health Plan, Inc., and Frontier Health Holdings, Inc., both of which are health maintenance organizations, during 1997. The purchase price of these acquisitions, both individually and in the aggregate, was not material.

Aetna U.S. Healthcare group insurance products consist primarily of the following:

Group Life Insurance consists principally of renewable term coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term coverage and spouse and dependent coverages are available. Group universal life and accidental death benefit coverages are also available. Group life insurance is offered on an insured basis. Group life insurance membership totaled 9.9 million and 9.6 million as of December 31, 1997 and 1996, respectively.

Group Disability Insurance provides coverage for disabled employees' income replacement benefits for both short-term disability and long-term disability. The Company also offers a managed disability product with additional case management features. Group disability insurance coverages are offered on both an insured and employer-funded basis. Group disability membership totaled 2.6 million and 2.4 million as of December 31, 1997 and 1996, respectively.

Long-Term Care Insurance provides coverage for long-term care expenses in a nursing home, adult day care or home setting. Long-term care insurance is offered on an insured basis. Long-term care membership totaled .1 million as of December 31, 1997 and 1996.

Many group insurance members participate in more than one type of Aetna U.S. Healthcare coverage and are counted in each.

Provider Networks

General

Aetna U.S. Healthcare provides members of its managed care plans with access to health care services through networks of independent health care providers. The Company contracts with providers to participate in its provider networks as it expands into new geographic areas or as considered necessary in order to serve members. The providers in the Company's networks are independent contractors and are neither employees nor agents of the Company.

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

Aetna U.S. Healthcare uses a variety of practices to help contain the rate of increase in the cost of medical services. In addition to contracts with health care providers, such procedures include the development and implementation of standards for the appropriate utilization of health care resources and working with health care providers to review data in order to help them improve consistency and quality.

At December 31, 1997, Aetna U.S. Healthcare had approximately 330,000 providers in its networks nationwide.

Contracting

Primary Care Physicians

Compensation by the Company's HMOs to PCPs is principally on a capitated basis, although fee-for-service contracts also exist. Under a capitation arrangement, physicians receive a monthly fixed fee for each HMO member, regardless of the medical services provided to the member. In some instances, the capitation rate is subject to adjustment based on the attainment of certain criteria including comprehensiveness of care, quality of care and utilization. This quality-based incentive program is administered via the Company's Quality Care Compensation System. In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule.

Hospitals

The Company enters into contracts that provide for all-inclusive per diem, per case and capitated hospitalization rates, with fixed rates for ambulatory surgery and emergency room services. Certain contracted hospitals' final compensation is based upon attainment of agreed-upon quality and other measures.

Aetna U.S. Healthcare HMOs generally require precertification of elective admissions and monitoring of the length of hospital stays. Participating physicians generally admit their HMO patients to hospitals using referral procedures that direct the hospital to contact the Company's patient management unit, which confirms the patient's membership status while obtaining pertinent data. This unit also coordinates related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or "catastrophic" cases is provided by a special case unit.

Specialist and Ancillary Services

Specialist physicians participating in the Company's networks are generally reimbursed at contracted rates per visit or procedure.

Aetna U.S. Healthcare's HMOs have fixed-fee capitated payment arrangements for most pharmacy, mental health, substance abuse, and laboratory services. In those HMO markets where the Company has a significant presence, most radiology, diagnostic imaging, podiatric and physical therapy services also have fixed-fee capitated payment arrangements.

Integrated Delivery Systems

Aetna U.S. Healthcare has developed and continues to develop contractual relationships with national and regional Integrated Delivery Systems ("IDS") to provide comprehensive medical services. Under these arrangements, the Company's HMOs contract with an IDS for a fixed, per member fee. This fee covers most or all of the care required by the member which is generally delivered by the IDS and its affiliated PCPs, hospitals and specialists.

Quality Assessment

Quality assessment programs begin with the initial selection of providers. Providers wanting to participate in the Company's HMO networks must satisfy an extensive set of criteria, including licensing, hospital admission privileges, demonstrated proficiency, written references, patient access, office standards, after-hours coverage and many other factors.

Participating physicians are recertified regularly. Recertification covers many aspects of patient care including an analysis of member grievances filed with the Company, the transfer and termination rate of members from the practice, on-site interviews, analysis of utilization patterns, extensive member surveys and analysis of drug prescription patterns. Committees, each composed of a peer group of participating private physicians, review participating PCPs being considered for recertification.

The Company also offers quality and outcome measurement and improvement programs, and health care data analysis systems for providers and purchasers of health care.

With an emphasis on quality improvement, the Company seeks accreditation for certain of its HMO plans from the National Committee for Quality Assurance ("NCQA"), a national organization established to review the quality and medical management systems of HMOs and other managed care plans. Accreditation by NCQA is a nationally recognized standard. As of December 31, 1997, a majority of the Company's HMO membership is serviced by health plans which have been granted full, three-year accreditation.

Principal Markets and Sales

Total health membership is widely dispersed throughout the United States. One or more products offered by the Health Risk business are available in all 50 states. Health Risk membership is concentrated in the Mid-Atlantic and Northeast regions where the majority of HMO members are located.

Products offered by the Group Insurance and Other Health business are available in all 50 states. This business consists primarily of large customers (i.e., those with at least 3,000 eligible lives).

The following table presents total health membership by region and funding arrangement, for the years indicated:

(Thousands)               1997(1)                     1996(1)                    1995(1)(2)
                 ------------------------    ------------------------    ------------------------
                 Risk    Nonrisk    Total    Risk    Nonrisk    Total    Risk    Nonrisk    Total
                 ----    -------    -----    ----    -------    -----    ----    -------    -----
Mid-Atlantic     1,863    1,159     3,022    1,911    1,115     3,026      367      736     1,103
Northeast        1,089      735     1,824    1,127      776     1,903      438      698     1,136
Southeast          752    1,717     2,469      594    1,784     2,378      456    1,737     2,193
Mid-West           503    1,915     2,418      459    1,966     2,425      456    1,938     2,394
West Central       405    1,862     2,267      484    1,823     2,307      498    1,740     2,238
West(3)            723    1,011     1,734      730      969     1,699    1,449      978     2,427
                 -----    -----    ------    -----    -----    ------    -----    -----    ------
 Total Health
  Membership(4)  5,335    8,399    13,734    5,305    8,433    13,738    3,664    7,827    11,491
                 =====    =====    ======    =====    =====    ======    =====    =====    ======

(1) Health membership as of December 31, 1997 reflects system and plan conversions. The conversions predominately affect Indemnity and PPO membership and have an immaterial impact on all other Health products. December 31, 1996 and 1995 reflects adjustments based on known corrected data from the conversions, as applied to December 31, 1996 and 1995 membership previously reported.
(2) Excludes U.S. Healthcare membership of 2,433 thousand for 1995. U.S. Healthcare membership is primarily risk and concentrated in the Mid-Atlantic and Northeast regions.
(3) Decreased membership as of December 31, 1996 resulted primarily from the award of a risk contract with the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") to another contractor. The Company remained the primary provider through March 31, 1996.
(4) Includes the following products: Commercial, Medicare and Medicaid HMO, POS, PPO and Indemnity.

For membership composition of Aetna U.S. Healthcare's products by funding arrangement, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Aetna U.S. Healthcare in the Annual Report.

For both Health Risk and Group Insurance and Other Health businesses, products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of coverages, from which the employee makes his or her selection during a designated annual open enrollment period. In some instances, Aetna U.S. Healthcare is the only health care coverage offered. Employers pay all or a portion of the monthly premiums, and employees, through payroll deductions, pay any premium not provided as an employee benefit.

Within the Health Risk business, Medicare coverage is sold on an individual basis as well as through employer groups to their retirees. Medicaid is marketed to individuals rather than employer groups. Because these coverages are sold primarily on an individual basis, Medicare and Medicaid marketing costs are typically higher than for other products.

Aetna U.S. Healthcare products are sold primarily through Company sales personnel who frequently work with independent consultants and brokers who assist in the production and servicing of business. Sales representatives also sell to employers on a direct basis.

For large customers, independent consultants and brokers are frequently involved in employer health plan selection decisions and sales.

Marketing and sales efforts are promoted by an advertising program which includes television, radio, billboards and print media, supported by market research and direct marketing efforts.

Health Pricing

For insured Commercial plans, customer contracts are generally established in advance of the policy period, for a duration of one year. In determining the premium rates to be charged to the customer, prospective and retrospective rating methodologies are used.

Under prospective rating, a fixed premium rate is determined at the beginning of the policy period. Unanticipated increases in medical costs cannot be recovered in the current policy year; however, prior experience for a product in the aggregate is considered, among other factors, in determining premium rates for future periods. Federally-qualified HMOs are required to set premiums in this manner.

Aetna U.S. Healthcare Commercial HMO plans establish premium rates prior to contract inception, without regard to actual utilization of services incurred by individual members, using one of three approved community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under one of these methods, "traditional community rating", an HMO establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under "community rating by class", an HMO establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and sex. Under "group specific community rating", an HMO establishes premium rates based on the HMO's revenue requirements for providing services to the group. State laws, in certain of the states in which the Company operates HMOs, require the filing with and approval by the state of HMO premium rates, and certain states may prohibit the use of one or more of these rating methods. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be affected if the premium rates requested by the Company are not approved or are adjusted downward by state regulators.

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

Aetna U.S. Healthcare has contracts with HCFA to provide HMO coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these contracts, which are typically executed annually, HCFA pays the HMO at a fixed, capitated rate based on membership and adjusted for demographic factors and a user fee. Inflation, changes in utilization patterns and benefit plans, demographic factors such as age and sex, and both local county and national fee for service average per capita Medicare costs are considered in the rate calculation process. Amounts payable under Medicare risk arrangements are subject to periodic unilateral revision by HCFA. In addition to premiums received from HCFA, some of the Medicare products offered by Aetna U.S. Healthcare require a modest premium to be paid by the member. Under Medicare risk arrangements, Aetna U.S. Healthcare assumes the risk of higher than expected medical expenses. Medicare contracts typically generate higher per member per month revenues, but also higher per member per month medical expenses, than Commercial plans.

Aetna U.S. Healthcare also has HMO contracts with a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit. Premium rates for these contracts are set prospectively but are subject to retrospective adjustments.

Premiums and fees from the federal government accounted for 19% of Aetna U.S. Healthcare's revenue in 1997. Contracts with HCFA accounted for 82% of these premiums and fees, with the balance from federal employee related benefit programs.

The Company has contracts with state and local agencies to provide fully-insured health benefits to persons eligible for Medicaid benefits. These contracts are generally for a period of one to three years. Aetna U.S. Healthcare receives a fixed monthly payment based on membership in return for the coverage of health care services. The rates are subject to unilateral revision by the contracting agencies upon renewal. Aetna U.S. Healthcare assumes the risk of higher than expected medical expenses.

Contracts with the customer to provide administrative services for employer-funded plans are generally for a period of one to three years, frequently with built in inflation factors. Aetna U.S. Healthcare has entered into certain guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that claim expenses to be incurred by the customer will fall within a certain range. With any of these guarantees, Aetna U.S. Healthcare is financially at risk if the conditions of the arrangements are not met.

Competition

Competition in the health care industry has intensified in recent years, primarily due to more aggressive marketing and pricing, a proliferation of competing products, including new products developed in an effort to contain health care costs, and increased quality and price sensitivity. New entrants into the marketplace as well as significant consolidation within the industry have also contributed to the more intense competitive environment.

Aetna U.S. Healthcare believes that the most significant factors which distinguish competing health plans are quality of service and managed care programs (including NCQA accreditation status), comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability and the geographic scope of provider networks and the providers available in such networks. Aetna U.S. Healthcare believes that it is competitive in each of these areas. The ability to increase the number of persons covered by Aetna U.S. Healthcare benefits or to increase revenues is affected by competition in any particular area. In addition, the ability to increase the number of persons enrolled in Health Risk products is affected by the desire and ability of employers to self fund their employees' insurance. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

Within the Health Risk business, Aetna U.S. Healthcare competes with local and regional managed care plans, in addition to managed care plans sponsored by large health insurance companies and Blue Cross/Blue Shield plans. Additional competitors include other types of medical and dental provider organizations, various specialty service providers, integrated health care delivery organizations, and in certain plans, with programs sponsored by the federal or state governments.

Within the Other Health component of the Group Insurance and Other Health business, Aetna U.S. Healthcare competes primarily with other commercial insurance companies and third party administrators.

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

Reserves

For the Health Risk business, medical claims payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported and reported but not yet paid. Medical claims payable are based on a number of factors including those derived from historical claim experience. Medical claims payable are estimated periodically, and any resulting adjustments are reflected in current period results.

For Group Insurance products, reserves are established as premiums become due to reflect the present value of expected future obligations net of the present value of expected future premiums. Policy reserves for group paid-up life insurance generally reflect long-term fixed obligations and are computed on the basis of assumed or guaranteed yield and benefit payments. Assumptions are based on the Company's historical claim experience. For long-term disability products, reserves are established for (i) lives currently in payment status (using both standard industry, as well as the Company's own morbidity and interest rate assumptions), (ii) lives who have not yet satisfied the waiting period, but are expected to do so and (iii) claims that have been incurred but not reported. Long-term care reserves are a long-term obligation calculated using industry data for morbidity and mortality assumptions.

Group health and group insurance premiums are generally recorded as premium revenue over the term of the coverage. Some group contracts allow for premiums to be adjusted to reflect emerging experience. Such premiums are recognized as the related experience emerges.

Reinsurance

Aetna U.S. Healthcare uses reinsurance agreements with nonaffiliated insurers for Group Insurance businesses to control its exposure to large losses and certain other risks. The Company maintains catastrophic life reinsurance which provides protection against accidents involving five or more covered lives. For disability business, reinsurance arrangements for excess coverage are established on a case-by-case basis to reflect the circumstances of the specific disability risks. In addition, the Company carries excess medical malpractice professional liability insurance.

Group Life Insurance In Force and Other Statistical Data

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)                     1997        1996        1995
                                          ----        ----        ----
In force, end of year                     $284,978    $278,499    $274,429
                                          ========    ========    ========
Terminations (lapses and all other)       $ 14,576    $ 18,014    $ 14,119
                                          ========    ========    ========
Number of policies and contracts
 in force, end of year:
    Group Life Contracts (1)                13,849      15,288      19,175
    Group Conversion Policies (2)           32,660      33,538      33,358

(1) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.

(2) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Aetna U.S. Healthcare's business, see MD&A - Forward-Looking Information/Risk Factors and financial results discussions in the Annual Report.

2.  Aetna Retirement Services

Products and Services

Aetna Retirement Services ("ARS") offers financial services and individual life insurance products. Primarily all products are offered through Aetna Life Insurance and Annuity Company ("ALIAC")and Aetna Insurance Company of America ("AICA") indirect, wholly owned subsidiaries of the Company. Investment advisory services are offered through ALIAC and Aeltus Investment Management Inc. ("Aeltus"), registered investment advisers and indirect, wholly owned subsidiaries of the Company. Aeltus has also served as subadviser to Aetna mutual funds. Financial planning services are offered through Financial Network Investment Corporation ("FNIC"), a broker/dealer acquired in 1997 and Aetna Financial Services, Inc. ("AFSI"), indirect wholly owned subsidiaries of the Company.

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

Individual Life Insurance

Individual life insurance products include universal life and variable universal life, which have both life insurance and investment characteristics, traditional whole life and term insurance. Universal life and variable universal life products accounted for approximately 96% of life insurance new business premiums in 1997.

Investment Options

ARS products provide annuity and certain life insurance customers with variable and/or fixed investment options. Variable ("nonguaranteed") options provide for full assumption by the customer of investment risks. Assets supporting variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. Aetna mutual funds include funds managed by Aeltus and beginning in 1997, funds managed by outside investment advisors under subadvisory arrangements. Separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated results of operations. Fixed options can be either "fully guaranteed" or "experience rated". Fully guaranteed options provide guarantees on investment return, maturity values, and if applicable, benefit payments. Experience rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject, among other things, to certain minimum guarantees. The effect of such realized gains and losses (as long as minimum guarantees are not triggered) does not impact the Company's results.

Fees and Investment Margins

Insurance charges, investment management or other fees earned by ARS, vary by product and depend, among other factors, on the funding option selected by the customer under the product. For variable annuities or life insurance products where assets are allocated to variable funding options, ARS charges the separate account an asset-based insurance fee and expense charge. In addition, where the customer selects an Aetna mutual fund as a variable funding option, ARS receives an asset-based investment management fee and, in the case of those funds subadvised by outside managers, ALIAC pays a subadvisory fee to the fund manager. For unaffiliated mutual funds, ARS receives distribution fees and/or expense reimbursements. For fixed funding options, ARS derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges, such as administrative fees, may be assessed depending on the nature of the product.

ARS also provides direct investment advisory services to unaffiliated customers through Aeltus and FNIC generally for fees based on assets under management. FNIC and AFSI provide financial planning services generally for fees which may or may not be asset based.

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses on debt securities other than those held in separate accounts, were $45.0 billion, $32.1 billion and $25.1 billion at December 31, 1997, 1996 and 1995, respectively. Approximately 94% and 93% of assets under management at December 31, 1997 and 1996, respectively, allowed for contractholder withdrawal, 77% and 75% of which, respectively, are subject to market value adjustments or deferred surrender charges at December 31, 1997.

To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception which may be waived at the Company's discretion. The period of time and level of the charge vary by product. In addition, an approach incorporated into recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of annuity balances, but generally do not impede transfers of those balances to products of competitors.

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

(Amounts in millions, except number of policies and average size of policies in force)

                                1997         1996         1995
                                ----         ----         ----
Sales and additions:
  Permanent:
    Nonparticipating            $  4,281     $  4,357     $  5,212
    Participating                     13           12           12
  Term:
    Nonparticipating               1,586        1,382        2,160
    Participating                     53          133          390
                                --------     --------     --------
     Total                      $  5,933     $  5,884     $  7,774
                                ========     ========     ========

Terminations:
  Surrenders and conversions    $  1,865     $  1,646     $  1,620
  Lapses                           2,126        2,098        1,874
  Other                            1,130          330          281
                                --------     --------     --------
     Total                      $  5,121     $  4,074     $  3,775
                                ========     ========     ========

In force, end of year:
  Permanent                     $ 36,614     $ 35,883     $ 34,614
  Term                            13,181       13,100       12,559
                                --------     --------     --------
     Total                      $ 49,795     $ 48,983     $ 47,173
                                ========     ========     ========

Number of policies in force,
 end of year:
  Nonparticipating               597,221      627,233      626,880
  Participating                   97,533      105,098      113,045
                                --------     --------     --------
     Total                       694,754      732,331      739,925
                                ========     ========     ========

Average size of policies in
 force, end of year:
  Nonparticipating              $ 72,654     $ 66,385     $ 62,009
  Participating                   65,664       69,883       73,433

See Note 12 of Notes to Financial Statements in the Annual Report for a discussion of participating life insurance contracts.

The following table summarizes premiums and deposits for ARS:

(Millions)                      1997         1996         1995
                                ----         ----         ----
Premiums                        $   158.5    $   180.7    $   260.2
Deposits                          4,969.0      4,564.8      3,785.1
                                ---------    ---------    ---------
                                $ 5,127.5    $ 4,745.5    $ 4,045.3
                                =========    =========    =========

Principal Markets and Method of Distribution

ARS products and services are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. ARS products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

Competition

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

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect ARS' business, see MD&A - Forward-Looking Information/Risk Factors and financial results discussions in the Annual Report.

3.  Aetna International

Aetna International, through subsidiaries and joint venture operations, sells primarily life and health insurance and financial services products in non-U.S. markets.

The Company continues to increase its investments in emerging international and financial services markets, primarily in Asia Pacific and Latin America, where it believes demographic and other characteristics afford the opportunity for long-term business growth. The Company seeks to enter new emerging markets in their early stages of development, seeking to be among the first foreign entrants, and then to build sufficient scale of operations to compete with local and other foreign companies. The Company also explores opportunities for additional investments, or divestitures where appropriate, in markets where it has established operations.

The Company may invest in a new market or increase its position in a market through a combination of acquisitions, joint ventures or by starting new independent operations. Over the past 5 years, the Company has invested $882 million in its international operations, of which $473 million was invested in 1997, a majority of which related to the acquisition of 49% of a joint venture in Brazil with Sul America Seguros, Brazil's largest insurance company.

In October 1997, the Company was granted approval to operate a joint venture insurance business in Shanghai. The approval was given by The People's Bank of China, a regulatory body for financial institutions in China. The joint venture, to be formed with China Pacific Insurance Company, the second largest insurer in China, will provide life insurance products to individual Chinese citizens and foreign nationals in the Shanghai region.

The Company classifies its operations in international regions as either "established" or "start-up", depending on the stage of their business developments.

Aetna International conducts its business in several geographic regions:

      o Asia Pacific - Operations are conducted through majority owned subsidiaries in Taiwan and Malaysia, as well as through other equity subsidiaries (where the Company has between a 20% and 50% interest) in Hong Kong and New Zealand. The products and services sold by these subsidiaries include individual and group life and health insurance, deposit administration and related financial products and services.

      o Latin America - Operations are conducted through wholly owned and majority-owned subsidiaries in Chile, and equity subsidiaries in Mexico, Peru and Brazil. The products and services sold by these subsidiaries include individual and group life and health insurance, annuities, personal and commercial property-casualty insurance, and pension fund administration services.

      o Canada - Operations are conducted through wholly owned subsidiaries. The products and services sold by these subsidiaries include individual and group life, health and disability insurance and administration services to group plans.

      o Other - Operations include primarily start-up operations (subsidiaries in the initial years of operation) in Argentina, the Philippines and Indonesia, as well as corporate overhead expenses. The products and services sold by these subsidiaries include individual and group life and health insurance, and health and pension fund administration services.

Each of the subsidiaries through which Aetna International conducts business operates within guidelines established by the Company. Methods of distributing products vary by country and product depending on local laws, customs and the needs of the particular market. Distribution channels include career agents, independent agents and brokers, financial institutions and direct sales. Competition varies by country and includes well established local companies, as well as companies based in North America, Europe, Australia and Japan that have a strong international presence.

The following table sets forth Aetna International's revenue (including only its share of net income for equity subsidiaries and excluding net realized capital gains or losses), and operating earnings or losses (i.e., net income or loss excluding net realized capital gains or losses) by region, premiums and life insurance in force, before deductions for reinsurance ceded to other companies:

                                                                       Operating
                                         Revenue                        Earnings
                             ------------------------------    ----------------------------
(Millions)                   1997       1996       1995        1997      1996      1995
                             ----       ----       ----        ----      ----      ----
Asia Pacific                 $1,037.2   $  845.1   $  698.2    $  60.1   $  54.3   $  46.0
Latin America                   443.9      352.0      355.2       76.7      56.0      47.9
Start-ups and other             477.7      427.4      408.8       (8.1)     (4.8)     (5.2)
                             --------   --------   --------    --------  -------   -------
                             $1,958.8   $1,624.5   $1,462.2    $ 128.7   $ 105.5   $  88.7
                             ========   ========   ========    =======   =======   =======

Premiums (included in
  revenue above)             $1,434.1   $1,166.1   $1,038.5
                             ========   ========   ========

Life insurance in force,
  end of year                $ 78,750   $ 76,672   $ 59,384
                             ========   ========   ========

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Aetna International's business, see MD&A - Forward-Looking Information/Risk Factors and financial results discussions in the Annual Report.

4. Large Case Pensions

Principal Products

Large Case Pensions manages a variety of retirement products (including pension and annuity products) offered to IRC Section 401 qualified defined benefit and defined contribution plans. Contracts provide nonguaranteed, partially guaranteed (experience rated) and fully guaranteed investment options through General and Separate Account products. The majority of Large Case Pensions' products that use Separate Accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risks as well as the benefit of favorable performance. Large Case Pensions earns a management fee on these Separate Accounts.

In 1993, the Company discontinued its fully guaranteed large case pension products. (For additional information, see MD&A - Large Case Pensions in the Annual Report.)

At December 31, assets under management, including Separate Accounts and excluding net unrealized capital gains and losses on debt securities, were $29.7 billion in 1997, $35.3 billion in 1996 and $45.6 billion in 1995. The decline in assets under management is primarily attributable to the transfer of assets under management to the ARS segment, reflecting the consolidation of the Company's investment advisory services, the continuing runoff of the underlying liabilities and the sale of Insurance Company Investment Management, a specialized asset manager, in 1996.

The following table summarizes premiums and deposits:

(Millions)                   1997          1996          1995
                             ----          ----          ----
Premiums                     $   155.0     $   214.1     $   244.4
Deposits                       1,598.6       1,781.8       1,600.2
                             ---------     ---------     ---------
  Total                      $ 1,753.6     $ 1,995.9     $ 1,844.6
                             =========     =========     =========

Reserves

When the Company discontinued the fully guaranteed large case pension products, it established a reserve for expected future losses on the runoff of the business. For additional information on this reserve, see Note 9 of Notes to Financial Statements in the Annual Report.

The Company also maintains reserves for guaranteed investment contracts equal to amounts deposited plus credited interest thereon. Reserves for single premium annuity contracts reflect the present value of benefits based on actuarial assumptions established at the time of contract purchase. Such assumptions are based on the Company's experience, which is periodically reviewed against published industry data. These products provide guarantees on investment return, maturity values, and if applicable, benefit payments. The interest credited on these contracts during 1997 ranged from 3.5% to 17.7% with an average rate of 8.6% (compared with 8.7% in 1996). For the contracts in force at December 31, 1997, the average credited rate was 8.5%. None of these contracts allow for contractholder withdrawal, except in extraordinary circumstances.

Reserves for experience rated contracts reflect cumulative deposits, less withdrawals and charges, plus credited interest thereon, plus/less net realized capital gains/losses (which the Company intends to reflect in credited rates) and net unrealized capital gains/losses related to FAS No. 115.

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Large Case Pension's business, see MD&A - Forward-Looking Information/Risk Factors and financial results discussions in the Annual Report.

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

 (Millions)                                    1997         1996       1995
                                               ----         ----       ----
Debt securities:
  Bonds:
    United States Government and
      government agencies and
      authorities                              $ 3,928.6    $ 3,773.1  $ 3,720.5
    States, municipalities and
      political subdivisions                       206.6        355.3       81.5
    U.S. Corporate securities:
      Utilities                                  2,505.5      2,420.3    2,333.0
      Financial                                  5,216.8      4,546.5    4,704.3
      Transportation/capital goods               2,589.4      2,492.8    2,729.9
      Health care/consumer products              1,735.3      1,803.7    1,924.8
      Natural resources                          1,559.9      1,317.9    1,278.8
      Other                                      1,506.2      1,519.8    1,859.2
                                               ---------    ---------  ---------
        Total U.S. Corporate securities         15,113.1     14,101.0   14,830.0
    Foreign:
      Government, including political
       subdivisions                              2,629.8      2,505.4    1,968.3
      Utilities                                    689.1        790.2      780.1
      Other                                      3,830.4      3,513.1    2,986.3
                                               ---------    ---------  ---------
        Total foreign securities                 7,149.3      6,808.7    5,734.7
    Residential mortgage-backed securities:
      Pass-throughs                              1,812.5      1,848.4    1,864.4
      Collateralized mortgage obligations        2,710.4      2,764.7    3,073.9
                                               ---------    ---------  ---------
        Total residential mortgage-backed
          securities                             4,522.9      4,613.1    4,938.3
    Commercial/Multifamily mortgage-
      backed securities                          1,622.0      1,144.3      774.0
    Other asset-backed securities                1,635.1      1,464.6    1,772.5
                                               ---------    ---------  ---------
        Total bonds                             34,177.6     32,260.1   31,851.5
  Redeemable preferred stocks                       67.4         76.2        8.8
                                               ---------    ---------  ---------
        Total debt securities                   34,245.0     32,336.3   31,860.3
                                               ---------    ---------  ---------

Equity securities:
  Common stocks                                    866.4      1,185.3      566.9
  Nonredeemable preferred stocks                   175.0        147.5       92.8
                                               ---------    ---------  ---------
        Total equity securities                  1,041.4      1,332.8      659.7
                                               ---------    ---------  ---------

Short-term investments                           1,003.9        723.2      607.8
Mortgage loans                                   4,207.8      6,700.9    8,327.2
Real estate                                        369.5        850.2    1,277.3
Policy loans                                       746.9        707.3      629.4
Other                                              947.4        835.5      688.6
                                               ---------    ---------  ---------
        Total investments                      $42,561.9    $43,486.2  $44,050.3
                                               =========    =========  =========

Cash and cash equivalents                      $ 1,805.8    $ 1,462.6  $ 1,712.7
                                               =========    =========  =========

Accrued investment income                      $   545.8    $   598.6  $   618.3
                                               =========    =========  =========

(1)   Excludes Separate Accounts.
(2) Includes $7.9 billion, $8.7 billion and $10.3 billion of investments supporting discontinued products in 1997, 1996 and 1995, respectively.

The following table summarizes the Company's investment results:  (1)

(Dollar amounts in millions)

                        Net              Earned Net        Net Realized     Change in Net
                     Investment          Investment        Capital          Unrealized Capital
                     Income (2)        Income Rate (3)     Gains (4)        Gains and Losses (5)
                     ----------        ---------------     ----------       --------------------
For the year:
1997                 $3,377.5          7.7%                $  334.2         $   (50.7)
1996                  3,565.2          8.0                    134.4              10.8
1995                  3,575.1          7.9                     47.2           1,002.8

(1) Excludes Separate Accounts, investments in affiliates and Discontinued Operations.
(2) Net investment income excludes net realized capital gains and losses and is after deduction of investment expenses, but before deduction of income taxes.
(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average of cash, invested assets excluding unrealized, and investment income due and accrued at the beginning and end of the year.
(4) Net realized capital gains are before income taxes and exclude gains and losses allocable to experience rated pension contractholders in all years.
(5) Net unrealized capital gains (losses) are before federal income taxes and exclude changes in unrealized capital gains (losses) related to experience rated contractholders and discontinued products.

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

Health Care

The federal government and the states in which the Company conducts its HMO and other health operations have adopted laws and regulations that govern the business activities of the Company to varying degrees. These laws and regulations may restrict how the Company conducts its businesses and may result in additional burdens and costs to the Company. Areas of governmental regulation include licensure, premium rates, benefits, service areas, quality assurance procedures, plan design, eligibility requirements, provider rates of payment, surcharges on provider payments, provider contract forms, underwriting, financial arrangements, financial condition (including reserves) and corporate governance. These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

States generally require HMOs to obtain a certificate of authority prior to commencing operations. To establish an HMO in any state where it does not presently operate an HMO, the Company generally has to obtain such a certificate. The time necessary to obtain such a certificate varies from state to state. Each HMO must file periodic financial and operating reports with the states in which it does business. In addition, the HMOs are subject to state examination and periodic license renewal.

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

The Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD") and, to a lesser extent, the states regulate the sales and investment management activities and operations of broker-dealer and investment advisory subsidiaries of the Company. Regulations of the SEC, Department of Labor and Internal Revenue Service also impact certain of the Company's pension, annuity, life insurance and other investment and retirement products. These products involve Separate Accounts of Aetna Life Insurance and Annuity Company and Aetna Insurance Company of America and mutual funds registered under the Investment Company Act of 1940.

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

Congress recently enacted the Small Business Job Protection Act (the "Act"), which, among other matters, created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit contracts based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were proposed by the DOL on December 22, 1997, will address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit contracts. The conference report relating to the Act states that contracts issued after December 31, 1998 that are not guaranteed benefit contracts will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.

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

Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after-tax charges to earnings for guaranty fund obligations for the years ended December 31, 1997, 1996 and 1995 were $5 million, $4 million and $8 million, respectively. While the Company has historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see MD&A - Forward-Looking Information/Risk Factors.

b.  NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 1997, none of Aetna Inc.'s significant insurance subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges.

Management does not expect that any of the Company's significant subsidiaries will have more than two IRIS ratios outside of the NAIC usual ranges for 1998.

See MD&A - Liquidity and Capital Resources in the Annual Report for additional discussion regarding solvency regulation.

c. Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the years indicated:

(Millions)                             1997        1996       1995       1994      1993
                                       ----        ----       ----       ----      ----
Aetna Inc.

Ratio of Earnings to Fixed Charges     5.74        2.45       4.97       4.74       (a)
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock
  Dividends                            4.46        2.10       4.97       4.74       (a)

(a) The Company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

(Millions)                             1997        1996
                                       ----        ----
Aetna Services, Inc.

Ratio of Earnings to Fixed Charges     5.78        2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock
  Dividends                            5.78        2.44

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (See Note 14 of Notes to Financial Statements in the Annual Report.) During 1993, 1994 and 1995, there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

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

e.  Ratings

The ratings of certain of Aetna Inc.'s subsidiaries follow:

                                                                         Rating Agencies
                                                        -------------------------------------------------
                                                                                    Moody's
                                                                        Duff &      Investors    Standard
                                                        A.M. Best       Phelps      Service      & Poor's
                                                        -------------------------------------------------
Aetna Services, Inc.(senior debt)**
   February 4, 1997                                         *           A           A2           A-
   February 4, 1998                                         *           A           A2           A
Aetna Services, Inc.(commercial paper)**
   February 4, 1997                                         *           D-1         P-1          A-2
   February 4, 1998                                         *           D-1         P-1          A-1
Aetna Life Insurance Company(claims paying)
   February 4, 1997                                         A           AA-         Aa3          A
   February 4, 1998                                         A           AA-         A1           A+
Aetna Life Insurance and Annuity Company(claims paying)
   February 4, 1997                                         A+          AA+         Aa2          AA-
   February 4, 1998                                         A+          AA+         Aa3          AA-

*     Nonrated by the agency.
**    Fully and unconditionally guaranteed by Aetna Inc.

In addition, certain of the Company's HMO subsidiaries are rated on their claims paying ability by A.M. Best. All such ratings are in the "Excellent" or "Superior" categories.

f.  Miscellaneous

The Company had approximately 27,100 domestic employees at December 31, 1997. In addition, the Company had approximately 13,200 international employees at December 31, 1997 in its majority and wholly owned non-U.S. subsidiaries.

Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and its internal auditors and are modified as considered necessary. See MD&A for information regarding the Company's efforts to prepare its systems, applications and facilities to accommodate Year 2000 date-sensitive information.

The federal government is a significant customer of the Aetna U.S. Healthcare segment and the Company, accounting for approximately 13% of the Company's consolidated revenue in 1997. No other customer accounted for 10% or more of the Company's consolidated revenues in 1997. No other segment of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of the segment. See Note 17 of Notes to Financial Statements in the Annual Report regarding segment information.

The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments.

Item 2.  Properties.

The home office of the Company is a building complex located at 151 Farmington Avenue, Hartford, Connecticut, with approximately 1.6 million square feet. The Company and certain of its subsidiaries also own or lease other space in the greater Hartford area, Blue Bell, Pennsylvania and Fairfield, New Jersey, as well as various field locations throughout the country. The Company believes its properties are adequate and suitable for its business as presently conducted.

The foregoing does not include numerous investment properties held by the Company in its general and separate accounts.

Item 3.  Legal Proceedings.

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 2, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by The Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Complaints seek, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaints allege that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The litigation is still in the preliminary stages, and the Company is defending the actions vigorously.

The Company also is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations including litigation in its health business concerning benefit plan coverage and other decisions made by the Company, and alleged medical malpractice by participating providers. While the ultimate outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

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

                                                                        Business Experience
Name of Officer               Principal Position             Age *      During Past Five Years *
---------------               ------------------             ---        ----------------------
Richard L. Huber              Chairman, Chief Executive       61           (1)
                              Officer and President

Thomas J. Calvocoressi        Vice President and
                              General Counsel                 44           (2)

Michael J. Cardillo           Executive Vice President,
                              Aetna U.S. Healthcare**         54           (3)

Frederick C. Copeland, Jr.    Executive Vice President,
                              International**                 56           (4)

Timothy A. Holt               Vice President,
                              Aetna Investment Management     44           (5)
                              Group

Thomas J. McInerney           Executive Vice President,**
                              Aetna Retirement Services       41           (6)

*     As of March 2, 1998.

** Executive Vice Presidents, in conjunction with certain other senior officers, are responsible for assisting the Chief Executive Officer in setting policy and overall direction for the Company.

(1) Mr. Huber was named Chairman on March 1, 1998 and Chief Executive Officer and President on July 28, 1997. He had served as Vice Chairman for Strategy and Finance since February 1995. He served as President and Chief Operating Officer of Grupo Wasserstein Perella from September 1994 to February 1995 and as Vice Chairman of Continental Bank from 1990 to September 1994.

(2) Mr. Calvocoressi assumed his current position on January 1, 1997. From March 1996 to January 1997, he served as Vice President and Deputy General Counsel of Aetna. He served as Vice President and Corporate Counsel from August 1994 to March 1996, as Vice President and Counsel from July 1993 to August 1994 and as Counsel, Office of General Counsel, from July 1991 to July 1993.

(3) Mr. Cardillo has served in his current position since July 19, 1996. He also serves as President of Aetna U.S. Healthcare Inc. a position he assumed in March 1997 after serving as Co-President since July 19, 1996. Mr. Cardillo had been Co-President of U.S. Healthcare, Inc. since 1995 and Principal Marketing Officer since 1989.

(4) Mr. Copeland assumed his current position on July 19, 1996. He also serves as President and Chief Executive Officer of Aetna International, Inc., a position he assumed in April 1996, after having served as President of Aetna International since July 1995. From January 1993 to July 1995, he served as Chairman, President and Chief Executive Officer of Fleet Bank, N.A., Connecticut. From September 1987 to January 1993, he served as President and Chief Executive Officer of Citibank Canada.

(5) Mr. Holt assumed his current position on September 26, 1997, having served as Vice President and Chief Financial Officer of Aetna Retirement Services since 1996. He served as Vice President, Portfolio Management Group, from 1992 to 1996.

(6) Mr. McInerney assumed his current position on August 18, 1997, having served as Vice President, Strategic Planning, since March 1997. He also currently serves as President, Aetna Retirement Services, Inc. From 1996 to 1997, he served as Vice President, National Accounts, for Aetna Health Plans and then as Vice President, National Accounts and Sales and Marketing, for the successor business, Aetna U.S. Healthcare. During 1995 and 1996, he also served as Vice President, Corporate Strategy. From 1992 to 1996, Mr. McInerney served as Vice President, Guaranteed Products.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Aetna Inc.'s common stock is listed on the New York Stock Exchange. Its symbol is AET. As of January 31, 1998, there were 20,910 record holders of the common stock.

The dividends declared and the high and low sales prices with respect to the Company's common stock for each quarterly period for the past two years are incorporated herein by reference from "Quarterly Data" in the Annual Report.

Information regarding restrictions on the Company's present and future ability to pay dividends is incorporated herein by reference from Note 16 of Notes to Financial Statements and MD&A - Liquidity and Capital Resources in the Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-General Account Investments" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The 1997 Consolidated Financial Statements and the report of the registrant's independent auditors and the unaudited information set forth under the caption "Quarterly Data" are incorporated herein by reference to the Annual Report.

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

Item 11.  Executive Compensation.

The information under the captions "Director Compensation in 1997" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.*

(a) The following documents are filed as part of this report:

1.  Financial statements:

The Consolidated Financial Statements and the report of the registrant's independent auditors are incorporated herein by reference to the Annual Report.

2. Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item
14. See Index to Financial Statement Schedules on page 40.

3.  Exhibits:

(3)  Articles of Incorporation and By-Laws.

Aetna Inc. Amended and Restated Certificate of Incorporation, incorporated herein by reference to the Company's Registration Statement on Form S-4 (File No. 333-5791) filed on June 12, 1996.

Aetna Inc. Bylaws, as amended, incorporated herein by reference to the Company's Form 10-K filed on February 28, 1997.

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

The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.**

The Aetna Inc. Annual Incentive Plan, incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.**

The Aetna Inc. Non-Employee Director Deferred Stock and Deferred Compensation Plan, as amended, incorporated herein by reference to Company's Form 10-K filed on February 28, 1997.**

The Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to the Company's Form 10-Q filed on October 25, 1996.**

Amendment No. 1, dated March 1, 1996 to Letter Agreement, dated January 19, 1995, between Aetna Services, Inc. and Richard L. Huber, incorporated herein by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.**

Amended and Restated U.S. Healthcare, Inc. Savings Plan, incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.**

Amended and Restated Pension Plan for Employees of U.S. Healthcare, Inc., incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.**

Split Dollar Insurance Agreement, dated as of February 1, 1990, among Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement, dated as of February 1, 1990, among Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.

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

Description of Deferred Compensation Plan, incorporated herein by reference to U.S. Healthcare, Inc.'s 1995 Form 10-K filed on March 25, 1996.**

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

Aetna Services, Inc. Credit Facility, incorporated herein by reference to Aetna Services, Inc.'s Report on Form 8-K filed on July 16, 1996.

Notification from Aetna Services, Inc. dated October 22, 1996 electing to reduce Credit Facility to $1.5 billion, incorporated herein by reference to the Company's Form 10-K filed on February 28, 1997.

Amendment, dated as of September 4, 1997, to the Amended and Restated Agreement, dated as of May 30, 1996, between the Company and Leonard Abramson, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on November 4, 1997.

Amendment, dated as of September 8, 1997, to Employment Agreement, as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on November 4, 1997.**

Amendment No. 1, dated as of December 31, 1996, to the Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997.**

Amendment No. 2, dated as of February 28, 1997, to the Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997.**

Employment Agreement, dated as of March 6, 1997, by and between the Company and Joseph Sabastianelli, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997.**

Amendment dated as of April 9, 1997, to the Amended and Restated Agreement, dated as of May 10, 1996, between the Company and Leonard Abramson, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997.

Amendment dated as of July 22, 1996, to Letter Agreement, dated as of January 19, 1995, between the Company and Richard L. Huber incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997.**

Amendment dated as of July 22, 1996, to Employment Agreement, dated as of January 19, 1995, between the Company and Ronald E. Compton, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997.**

Amendment dated as of July 22, 1996, to Employment Agreement, dated as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Aetna Inc.'s Form 10-Q filed on May 6, 1997.**

Employment Agreement, dated as of December 21, 1995, by and between Aetna Services, Inc. and Frederick C. Copeland, Jr., as amended.**

Employment Agreement, dated as of December 21, 1995, by and between Aetna Services, Inc. and Thomas McInerney, as amended.**

Description of certain arrangements not embodied in formal documents, as described under the headings "Director Compensation" and "Executive Compensation", incorporated herein by reference to the Aetna Services, Inc. 1997 Proxy Statement.

(11) Statement re: computation of per share earnings.

Incorporated herein by reference to Note 1 of Notes to Financial Statements in the Annual Report.

(12) Statement re: computation of ratios.

Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and Aetna Services for the years ended December 31, 1997 and 1996.

Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 and Aetna Services for the years ended December 31, 1997 and 1996.

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

      None

* Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**    Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENT SCHEDULES
AETNA INC.

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                  41

   I  Summary of Investments - Other than Investments in Affiliates as of
      December 31, 1997                                                       42

  II  Condensed Financial Information of
      the Registrant:

      Aetna Inc. as of and for the years ended
      December 31, 1997 and 1996                                              43

      Aetna Services, Inc. (formerly Aetna Life
      and Casualty Company) for the year
      ended December 31, 1995                                                 49

 III  Supplementary Insurance Information as of
      and for the years ended December 31, 1997,
      1996 and 1995                                                           53

  IV  Reinsurance                                                             56

   V  Valuation and Qualifying Accounts and Reserves
      for the years ended December 31, 1997, 1996
      and 1995                                                                57

Certain of the required information is shown in the Financial Statements or Notes thereto in the Annual Report. Certain information has been omitted from the schedules filed because the information is not applicable.

Certain reclassifications have been made to 1996 and 1995 financial information to conform to 1997 presentation.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Aetna Inc.:


Under date of February 3, 1998, we reported on the consolidated balance sheets of Aetna Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                       /s/ KPMG Peat Marwick LLP


Hartford, Connecticut
February 3, 1998

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE I

          Summary of Investments - Other than Investments in Affiliates

                             As of December 31, 1997

                                                                       Amount
                                                                     at which
                                                                 shown in the
Type of Investment                          Cost        Value*  balance sheet
                                       ---------    ---------   -------------
(Millions)
Debt securities:
   Bonds:
     United States Government
       and government agencies
       and authorities                 $ 3,762.3    $ 3,928.6       $ 3,928.6
     States, municipalities and
       political subdivisions              190.7        206.6           206.6

     U.S. Corporate securities:
       Utilities                         2,382.6      2,505.5         2,505.5
       Financial                         5,049.4      5,216.8         5,216.8
       Transportation/capital goods      2,417.7      2,589.4         2,589.4
       Health care/consumer products     1,641.5      1,735.3         1,735.3
       Natural resources                 1,467.1      1,559.9         1,559.9
       Other                             1,418.9      1,506.2         1,506.2
                                       ---------    ---------       ---------
        Total U.S. Corporate
         securities                     14,377.2     15,113.1        15,113.1
     Foreign:
       Government, including political
         subdivisions                    2,514.7      2,629.8         2,629.8
       Utilities                           612.4        689.1           689.1
       Other                             3,714.8      3,830.4         3,830.4
                                       ---------    ---------        --------
        Total foreign securities         6,841.9      7,149.3         7,149.3
     Residential mortgage-backed
      securities:
       Pass-throughs                     1,707.5      1,812.5         1,812.5
       Collateralized mortgage
        obligations                      2,549.6      2,710.4         2,710.4
                                       ---------    ---------       ---------
        Total residential
         mortgage-backed securities      4,257.1      4,522.9         4,522.9
     Commercial/Multifamily
      mortgage-backed securities         1,586.2      1,622.0         1,622.0
     Other asset-backed securities       1,612.9      1,635.1         1,635.1
                                       ---------    ---------       ---------
        Total bonds                     32,628.3     34,177.6        34,177.6
   Redeemable preferred stocks              65.7         67.4            67.4
                                       ---------    ---------       ---------
        Total debt securities          $32,694.0    $34,245.0       $34,245.0
                                       =========    =========       =========

Equity securities:
   Common stocks:
     Public utilities                  $    12.4    $    17.5       $    17.5
     Banks, trust and insurance
      companies                             92.8        232.2           232.2
     Industrial, miscellaneous
      and all other                        561.5        616.7           616.7
                                       ---------    ---------       ---------
        Total common stocks                666.7        866.4           866.4
   Nonredeemable preferred stocks          157.7        175.0           175.0
                                       ---------    ---------       ---------
        Total equity securities        $   824.4    $ 1,041.4       $ 1,041.4
                                       =========    =========       =========

Short-term investments                 $ 1,003.9                    $ 1,003.9
Mortgage loans                           4,207.8                      4,207.8
Real estate                                369.5                        369.5
Policy loans                               746.9                        746.9
Other                                      574.8(1)                     947.4(2)
                                       ---------                    ---------

        Total investments              $40,421.3                    $42,561.9
                                       =========                    =========

----------

* See Notes 1 and 4 of Notes to Financial Statements in the Company's 1997 Annual Report.

(1)   Excludes investments in affiliates of $372.6 million.
(2)   Includes investments in affiliates of $372.6 million.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                              Statements of Income

For the year ended December 31,
(Millions)                               1997         1996
                                         ----         ----
Net investment income                    $    .5      $   1.2
                                         -------      -------

       Total revenue                          .5          1.2

Operating expenses                             -           .2
                                         -------      -------
       Total expenses                          -           .2
                                         -------      -------
Income before income taxes
 and equity in earnings of affiliates         .5          1.0
Income taxes                                  .1           .5
Equity in earnings of affiliates           900.7        204.6
                                         -------      -------

Income from continuing operations          901.1        205.1

Discontinued Operations, net of tax:
 Income from operations                     -           182.2
 Gain on sale                               -           263.7
                                         -------      -------
Net income                               $ 901.1      $ 651.0
                                         =======      =======

----------


See Notes to Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                                 Balance Sheets

As of December 31,
(Millions, except share data)                 1997           1996
                                              ----           ----
       ASSETS
Investments:
   Short-term investments                     $     3.2      $     8.8
   Investments in affiliates                   11,049.2       10,842.3
                                              ---------      ---------
     Total investments                         11,052.4       10,851.1
Cash and cash equivalents                          22.1           26.9
Due from affiliates                                 5.4            6.0
Affiliate dividends receivable                    200.0          100.0
Deferred income taxes                               1.1            4.0
                                              ---------      ---------
Total assets                                  $11,281.0      $10,988.0
                                              =========      =========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Dividends payable to shareholders          $    36.1      $    36.9
   Other liabilities                               29.3           40.1
   Current income taxes                            20.2           21.3
                                              ---------      ---------
         Total liabilities                         85.6           98.3
                                              ---------      ---------

Shareholders' Equity:
   Class C Voting Mandatorily
    Convertible Preferred Stock
     ($.01 par value; 15,000,000 shares
     authorized; 11,655,206 in 1997 and
     11,655,546 in 1996 issued and
     outstanding)                                 865.4          865.4
   Common stock ($.01 par value; 500,000,000
     shares authorized; 145,794,844 and
     150,084,799 issued and outstanding in
     1997 and 1996)                             3,644.4        4,032.8
   Accumulated other comprehensive income         307.1          340.0
   Retained earnings                            6,378.5        5,651.5
                                              ---------      ---------
       Total shareholders' equity              11,195.4       10,889.7
                                              ---------      ---------

         Total liabilities and
            shareholders' equity              $11,281.0      $10,988.0
                                              =========      =========

----------


See Notes to Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                       Statements of Shareholders' Equity

                                                                                               Class C
                                                              Accumulated Other                Voting
                                                            Comprehensive Income               Mandatorily
For the two years ended                                     Unrealized                         Convertible
December 31, 1997                                Retained   Gains(Losses)         Foreign      Preferred      Common
(Millions, except share data)       Total        Earnings   on Securities         Currency     Stock          Stock
-----------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995       $ 7,272.8    $ 5,195.6  $  797.0              $ (155.9)       -           $ 1,436.1
------------------------------------===================================================================================
Comprehensive income:
 Net income                             651.0        651.0
 Other comprehensive loss,
  net of tax:
  Unrealized losses on
   securities (($527.6) pretax)        (342.8)                (342.8)
  Foreign currency ($64.2 pretax)        41.7                                         41.7
                                    ---------
 Other comprehensive loss              (301.1)
                                    ---------
Total comprehensive income              349.9
                                    =========
Issued for U.S. Healthcare
 merger:
  Class C Voting mandatorily
   convertible preferred stock
   (11,655,546 shares)                  865.4                                                    865.4
  Common shares
      (34,988,615 shares)             2,580.1                                                                   2,580.1
  Stock options                          24.8                                                                      24.8
Common stock issued for benefit
   plans (1,563,491 shares)              75.1                                                                      75.1
Repurchase of common shares
   (1,194,400 shares)                   (83.3)                                                                    (83.3)
Common stock dividends                 (170.0)      (170.0)
Preferred stock dividends               (25.1)       (25.1)
                                    -----------------------------------------------------------------------------------
Balances at December 31, 1996       $10,889.7     $5,651.5  $  454.2              $ (114.2)    $ 865.4        $ 4,032.8
------------------------------------===================================================================================
Comprehensive income:
 Net income                             901.1        901.1
 Other comprehensive loss,
  net of tax:
  Unrealized gains on securities
   ($81.8 pretax)                        49.9                   49.9
  Foreign currency (($127.3)
   pretax)                              (82.8)                                       (82.8)
                                    ---------
 Other comprehensive loss               (32.9)
                                    ---------
Total comprehensive income              868.2
                                    =========
Common stock issued for benefit
 plans (1,883,945 shares)               134.7                                                                     134.7
Repurchase of common shares
 (6,173,900 shares)                    (523.1)                                                                   (523.1)
Common stock dividends                 (118.6)      (118.6)
Preferred stock dividends               (55.5)       (55.5)
                                    -----------------------------------------------------------------------------------
Balances at December 31, 1997       $11,195.4     $6,378.5  $  504.1              $ (197.0)    $ 865.4        $ 3,644.4
------------------------------------===================================================================================


See Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                            Statements of Cash Flows

For the years ended December 31,
(Millions)                                          1997         1996
                                                    ----         ----
Cash Flows from Operating Activities:
 Net income                                         $  901.1     $   651.0
 Adjustments to reconcile net income
  to net cash (used for) provided by
  operating activities:
   Income from Discontinued Operations                     -        (182.2)
   Equity in earnings of affiliates                   (901.4)       (204.6)
   Gain on sale of Discontinued Operations                 -        (263.7)
   Other, net                                           (8.4)         27.7
                                                     -------       -------
     Net cash (used for) provided by
     operating activities                               (8.7)         28.2
                                                     -------       -------
Cash Flows from Investing Activities:
 Proceeds from sales of short-term investments         619.4         184.4
 Cost of investments in short-term investments        (613.8)       (193.2)
 Cost of investment in U.S. Healthcare                     -      (5,243.9)
 Capital contributions to affiliates                  (421.0)       (500.0)
 Dividends received from affiliates                  1,007.2       5,938.0
 Other, net                                            (24.6)         35.2
                                                     -------       -------
   Net cash provided by investing activities           567.2         220.5
                                                     -------       -------
Cash Flows from Financing Activities:
 Common stock issued under benefit plans               134.7          75.1
 Common shares repurchased                            (523.1)        (83.3)
 Dividends paid to shareholders                       (174.9)       (237.3)
                                                     -------       -------
   Net cash used for financing activities             (563.3)       (245.5)
                                                     -------       -------
Net (decrease) increase in cash and cash
 equivalents                                            (4.8)          3.2
Cash and cash equivalents, beginning of year            26.9          23.7
                                                     -------       -------
Cash and cash equivalents, end of year              $   22.1       $  26.9
                                                    ========       =======
Supplemental disclosure of cash flow
 information:
    Interest paid                                   $      -       $      -
                                                    ========       ========
    Income taxes received, net                      $    1.0       $     .5
                                                    ========       ========

----------


See Notes to Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                     Notes to Condensed Financial Statements

1.  Background of Organization

Aetna Inc. was incorporated under the Stock Corporation Act of the state of Connecticut on March 25, 1996 for the purpose of effecting the combination of Aetna Services, Inc. ("Aetna Services")(formerly Aetna Life and Casualty Company) and Aetna U.S. Healthcare, Inc. ("Aetna U.S. Healthcare") (formerly U.S. Healthcare, Inc. ("U.S. Healthcare")) in accordance with the terms of the Agreement and Plan of Merger dated as of March 30, 1996. Aetna's merger with Aetna U.S. Healthcare was consummated on July 19, 1996. As a result of the merger, Aetna Services and Aetna U.S. Healthcare are each direct wholly owned subsidiaries of Aetna Inc.

The accompanying condensed financial statements include for 1996 the results of operations of Aetna Services from January 1, 1996 and of U.S. Healthcare from July 19, 1996 which are reflected as Equity in Earnings of Affiliates on the Statement of Income. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Annual Report.

2.  Guarantee of Debt Securities

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348 million 9 1/2% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C., a wholly owned subsidiary of Aetna Services. Aetna Capital L.L.C. has issued $275 million of redeemable preferred stock and the Subordinated Debentures represent substantially all of the assets of Aetna Capital L.L.C. See Note 13 to the Consolidated Financial Statements in the Annual Report for a description of outstanding debt.

3.  Dividends

Cash dividends paid to Aetna Inc. by Aetna Services and Aetna U.S. Healthcare for the year ended December 31, 1997 were $.8 billion and $.3 billion, respectively, and for the year end December 31, 1996 were $5.3 billion and $.6 billion, respectively. The 1996 dividends included the dividend by Aetna Services of the net proceeds from the sale of the property-casualty operations. The 1996 dividends from Aetna Services were used to finance the cash portion of the U.S. Healthcare merger consideration. See Note 16 to the Consolidated Financial Statements in the Annual Report for a description of dividend restrictions.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

               Notes to Condensed Financial Statements (Continued)

4.  New Accounting Standards

See Note 1 to the Consolidated Financial Statements in the Annual Report for a description of new accounting standards.

5.  Discontinued Products

See Note 9 to the Consolidated Financial Statements in the Annual Report for a description of discontinued products.

6.  Other Acquisitions and Dispositions

See Note 3 to the Consolidated Financial Statements in the Annual Report for a description of other acquisitions and dispositions.

7.  Severance and Facilities Charges

See Note 8 to the Consolidated Financial Statements in the Annual Report for a description of the 1996 severance and facilities charges.

8.  Income Taxes

See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of income taxes.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                              AETNA SERVICES, INC.

                               Statement of Income

For the year ended December 31,
(Millions)                               1995
                                         ----
Premiums                                 $   1.2
Net investment income                        1.0
Net realized capital losses                  (.2)
                                         -------

       Total revenue                         2.0

Current and future benefits                   .4
Operating expenses                          39.2
Interest expense                           108.3
                                         -------

       Total benefits and expenses         147.9
                                         -------

Losses before income taxes
 (benefits) and equity in earnings
 of affiliates                            (145.9)
Income taxes (benefits):
  Current                                  (57.2)
  Deferred                                   3.1
Equity in earnings of affiliates           565.7
                                         -------

Income from continuing operations          473.9

Loss from Discontinued Operations,
 net of tax                               (222.2)
                                         -------

Net income                               $ 251.7
                                         =======

----------


See Notes to Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                              AETNA SERVICES, INC.

                        Statement of Shareholders' Equity

                                                                     Accumulated Other
                                                                    Comprehensive Income
                                                                    --------------------
                                                                   Unrealized
The year ended December 31, 1995                      Retained    Gains (Losses)   Foreign     Common
(Millions, except share data)             Total       Earnings    on Securities    Currency    Stock
--------------------------------------------------------------------------------------------------------
Balances at December 31, 1994             $ 5,503.0   $ 5,259.6    $ (941.5)       $  (130.0)  $ 1,314.9
--------------------------------------------------------------------------------------------------------
Comprehensive income:
 Net income                                   251.7       251.7
 Other comprehensive income, net of tax:
  Unrealized gains on securities
    ($2,697.9 pretax)                       1,738.5                 1,738.5
  Foreign currency (($39.8) pretax)           (25.9)                                   (25.9)
                                             ------
 Other comprehensive income                 1,712.6
                                            -------
Total comprehensive income                  1,964.3
                                            =======
Common stock issued for
 benefit plans (74,400 shares)                  5.2                                                  5.2
Treasury stock issued for
 benefit plans (1,994,935 shares)              92.2                                                 92.2
Gain on issuance of
 treasury stock                                23.8                                                 23.8
Common stock dividends                       (315.7)     (315.7)
                                          --------------------------------------------------------------
Balances at December 31, 1995             $ 7,272.8   $ 5,195.6   $   797.0        $  (155.9)  $ 1,436.1
------------------------------------------==============================================================


See Notes to Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                              AETNA SERVICES, INC.

                             Statement of Cash Flows

For the year ended December 31,
(Millions)                                         1995
                                                   ----
Cash Flows from Operating Activities:
   Net income                                      $  251.7
   Adjustments to reconcile net income
    to net cash used for operating activities:
     Loss from Discontinued Operations                222.2
     Decrease in premiums due and other
      receivables                                     116.4
     Increase in accrued investment income             (1.6)
     Depreciation and amortization                      0.1
     Increase in income taxes                           0.5
     Net decrease in other assets and other
      liabilities                                     (70.3)
     Increase in insurance reserve liabilities         45.2
     Equity in earnings of affiliates                (565.7)
     Net realized capital losses                        0.2
     Amortization of net investment discounts          (0.2)
     Other, net                                       (36.0)
                                                   --------
       Net cash used for operating activities         (37.5)
                                                   --------
Cash Flows from Investing Activities:
 Proceeds from sales of:
    Short-term investments                          1,289.3
 Cost of investments in:
   Debt securities available for sale                  (0.1)
   Equity securities                                   (0.1)
   Short-term investments                          (1,272.2)
 Capital contributions to affiliates                 (303.0)
 Dividends received from affiliates                   451.7
 Other, net                                          (139.6)
                                                   --------
   Net cash provided by investing activities           26.0
                                                   --------
Cash Flows from Financing Activities:
   Issuance of long-term debt                            .6
   Stock issued under benefit plans                   121.2
   Repayment of long-term debt                       (100.8)
   Net increase in short-term debt                    329.9
   Dividends paid to shareholders                    (315.7)
                                                   --------
     Net cash provided by financing activities         35.2
                                                   --------
Net increase in cash and cash equivalents              23.7
Cash and cash equivalents, beginning of year              -
                                                   --------
Cash and cash equivalents, end of year             $   23.7
                                                   ========
Supplemental disclosure of cash flow
 information:
     Interest paid                                 $  117.8
                                                   ========
     Income taxes received, net                    $   70.2
                                                   ========

----------


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

1.  Merger with U.S. Healthcare, Inc.

The merger between Aetna Services, Inc. ("Aetna Services") (formerly Aetna Life and Casualty Company) and Aetna U.S. Healthcare, Inc. ("Aetna U.S. Healthcare") (formerly U.S. Healthcare, Inc. ("U.S. Healthcare")) was consummated on July 19, 1996. As a result of the merger, Aetna Services and Aetna U.S. Healthcare are each direct, wholly owned subsidiaries of Aetna Inc. (See pages 43 through 48 for condensed financial information of Aetna Inc. for the years ended December 31, 1997 and 1996.)

2.  Dividends

The amounts of cash dividends paid to Aetna Services by insurance affiliates for the year ended December 31, 1995 were $451.7 million. See Note 16 to the Consolidated Financial Statements in the Annual Report for a description of dividend restrictions from the consolidated insurance subsidiaries to Aetna Services.

3.  New Accounting Standards

See Note 1 to the Consolidated Financial Statements in the Annual Report for a description of new accounting standards.

4. Other Acquisitions and Dispositions

See Note 3 to the Consolidated Financial Statements in the Annual Report for a description of other acquisitions and dispositions.

5.  Income Taxes

See Note 10 to the Consolidated Financial Statements in the Annual Report for a description of income taxes.

                           AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information

                 As of and for the year ended December 31, 1997

                               Deferred                   Unpaid               Policyholders'
                                 policy     Future        claims                   funds left
                            acquisition     policy     and claim      Unearned       with the    Premium
Segment                           costs   benefits      expenses      premiums        Company    revenue
-------                     -----------  ---------     ---------    ----------    -----------  ---------
(Millions)
Aetna U.S. Healthcare       $    19.5    $ 1,166.5     $ 3,163.5    $    254.2    $   556.9    $10,844.6
Aetna Retirement Services     1,645.3      4,111.9          40.4             -     11,339.5        158.5
International                   702.5      3,430.7          89.0         105.0        384.1      1,434.1
Large Case Pensions                 -      9,128.0           1.5             -      6,480.7        155.0
                            ---------    ---------     ---------    ----------    ---------    ---------
Total                       $ 2,367.3    $17,837.1     $ 3,294.4    $    359.2    $18,761.2    $12,592.2
                            =========    =========     =========    ==========    =========    =========

                                          Other income
                                            (including                 Amortization of
                                    Net       realized       Current   deferred policy         Other
                             investment  capital gains    and future       acquisition     operating        Premiums
Segment                      income (1)    and losses)      benefits             costs      expenses(3)      written(4)
-------                     -----------  -------------    ----------      ------------     ---------       ---------
(Millions)
Aetna U.S. Healthcare       $   451.2    $ 1,605.6        $ 9,239.2       $     20.3       $ 2,797.1       $10,001.9
Aetna Retirement Services     1,114.7        629.3          1,034.1            110.6           385.6               -
International                   384.4        157.0          1,206.3             86.6           486.1           465.0
Large Case Pensions           1,408.7         58.8          1,199.9(2)             -            34.8               -
Corporate                        18.5        119.8                -                -           428.4               -
                            ---------   ----------       ----------        ---------       ---------       ---------

  Total                     $ 3,377.5    $ 2,570.5        $12,679.5       $    217.5       $ 4,132.0       $10,466.9
                            =========    =========        =========       ==========       =========       =========

(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2)   Includes reductions of the loss on discontinued products.

(3) Includes operating expenses, interest expense, amortization of goodwill and other acquired intangible assets and severance and facilities charges (reserve reductions).

(4)   Excludes life insurance business pursuant to Regulation S-X.

                           AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information

                 As of and for the year ended December 31, 1996

                                Deferred                  Unpaid              Policyholders'
                                  policy      Future      claims                  funds left
                             acquisition      policy   and claim     Unearned       with the   Premium
Segment                            costs    benefits    expenses     premiums        Company   revenue
-------                      -----------   ---------   ---------    ---------    ----------- ---------
(Millions)
Aetna U.S. Healthcare        $    39.2     $ 1,309.2   $ 2,924.2    $   252.8    $   579.9   $ 7,765.2
Aetna Retirement Services      1,488.1       3,935.8        30.1            -     10,868.1       180.7
International                    699.6       3,370.1        73.5         80.8        434.0     1,166.1
Large Case Pensions                  -       9,168.3         1.4            -      8,019.7       214.1
                             ---------     ---------   ---------    ---------    ---------   ---------

  Total                      $ 2,226.9     $17,783.4   $ 3,029.2    $   333.6    $19,901.7   $ 9,326.1
                             =========     =========   =========    =========    =========   =========

                                          Other income
                                            (including                 Amortization of
                                    Net       realized       Current   deferred policy         Other
                             investment  capital gains    and future       acquisition     operating        Premiums
Segment                      income (1)    and losses)      benefits             costs      expenses(3)      written(4)
-------                      ----------  -------------    ----------      ------------     ---------       ---------
(Millions)
Aetna U.S. Healthcare        $   414.6   $ 1,553.9        $ 6,622.4       $    11.9        $ 2,973.9       $ 6,982.8
Aetna Retirement Services      1,086.7       494.8          1,035.9            74.3            386.5               -
International                    334.2       130.7            996.8            73.9            388.4           292.0
Large Case Pensions            1,649.2       112.3          1,521.3 (2)           -             58.6               -
Corporate                         80.5        17.5                -               -            717.9               -
                             ---------   ---------        ---------       ---------        ---------       ---------

  Total                      $ 3,565.2   $ 2,309.2        $10,176.4       $   160.1        $ 4,525.3       $ 7,274.8
                             =========   =========        =========       =========        =========       =========

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

                           AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information

                 As of and for the year ended December 31, 1995

                                Deferred                  Unpaid                Policyholders'
                                  policy      Future      claims                    funds left
                             acquisition      policy   and claim      Unearned        with the    Premium
Segment                            costs    benefits    expenses      premiums         Company    revenue
-------                      -----------   ---------   ---------     ---------     -----------  ---------
(Millions)
Aetna U.S. Healthcare        $    50.5     $ 1,344.2   $ 2,426.3     $    86.8     $   634.4    $ 5,949.7
Aetna Retirement Services      1,320.8       3,917.4        30.2             -      10,704.4        260.2
International                    581.8       2,691.9        82.8          55.3         851.7      1,038.5
Large Case Pensions                  -       9,278.4         1.5             -      10,708.2        244.4
Corporate                            -             -       163.3            .3             -            -
                             ---------     ---------   ---------     ---------     ---------    ---------
  Total                      $ 1,953.1     $17,231.9   $ 2,704.1     $   142.4     $22,898.7    $ 7,492.8
                             =========     =========   =========     =========     =========    =========

                                          Other income
                                            (including                 Amortization of
                                    Net       realized       Current   deferred policy         Other
                             investment  capital gains    and future       acquisition     operating        Premiums
Segment                      income (1)    and losses)      benefits             costs      expenses(2)      written(3)
-------                      ----------  -------------    ----------      ------------     ---------       ---------
(Millions)
Aetna U.S. Healthcare        $   364.0   $ 1,301.7        $ 5,100.4       $    22.2        $ 2,038.4       $ 5,016.5
Aetna Retirement Services      1,044.1       401.8          1,061.4            46.1            303.8               -
International                    308.7       112.6            911.2            70.8            350.5           234.8
Large Case Pensions            1,850.6       153.4          2,015.6               -            100.1               -
Corporate                          7.7         2.0                -               -            292.7               -
                             ---------   ---------        ---------       ---------        ---------       ---------
  Total                      $ 3,575.1   $ 1,971.5        $ 9,088.6       $   139.1        $ 3,085.5       $ 5,251.3
                             =========   =========        =========       =========        =========       =========

(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2) Includes operating expenses, interest expense and amortization of goodwill and other acquired intangible assets.

(3)   Excludes life insurance business pursuant to Regulation S-X.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                  Reinsurance*

For the years ended December 31,
(Millions)
                                                                                          Percentage
                                              Ceded to       Assumed                      of amount
                                  Gross       other          from other     Net           assumed
                                  amount      companies      companies      amount        to net
                                  ------      ---------      ---------      ------        ------
1997**

Premiums:
   Life insurance                 $ 2,209.5   $    88.2      $    29.5      $ 2,150.8        1.4%
   Accident and health insurance   10,441.5        62.6            5.5       10,384.4         .1
   Property-casualty insurance         82.5        30.9            5.4           57.0        9.5
                                  ---------   ---------      ---------      ---------

         Total premiums           $12,733.5   $   181.7      $    40.4      $12,592.2         .3%
                                  =========   =========      =========      =========

1996**

Premiums:
   Life insurance                 $ 2,285.5   $    85.6      $    42.8      $ 2,242.7        1.9%
   Accident and health insurance    7,073.2        62.1           23.5        7,034.6         .3
   Property-casualty insurance         95.1        50.1            3.8           48.8        7.8
                                  ---------   ---------      ---------      ---------

         Total premiums           $ 9,453.8   $   197.8      $    70.1      $ 9,326.1         .8%
                                  =========   =========      =========      =========

1995**

Premiums:
   Life insurance                 $ 2,232.9   $    72.1      $    43.9      $ 2,204.7        2.0%
   Accident and health insurance    5,286.4        48.3            9.4        5,247.5         .2
   Property-casualty insurance         98.2        57.6              -           40.6          -
                                  ---------   ---------      ---------      ---------

         Total premiums           $ 7,617.5   $   178.0      $    53.3      $ 7,492.8         .7%
                                  =========   =========      =========      =========

*     Excludes intercompany transactions.

** Net life insurance in force was $387.8 billion, $381.4 billion and $362.8 billion at December 31, 1997, 1996 and 1995, respectively.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE V

                 Valuation and Qualifying Accounts and Reserves

For the years ended December 31,
(Millions)
                                                                     Additions
                                                  Balance     -------------------------
                                                  at                        Charged
                                                  beginning   Charged       (credited)                   Balance
                     Balance at                   of period   (credited)    to other                     at end
                     beginning                    as          to costs and  accounts-     Deductions-    of
                     of period     Adjustments    adjusted    expenses (1)  describe (2)  describe (3)   period
                     ---------     -----------    --------    ------------  ------------  ------------   ------
1997

Asset valuation
reserves:
    Mortgage loans   $    247.0    $        -     $  247.0    $   (10.6)    $   (45.0)   $    (76.9)     $ 114.5
    Real estate           142.1             -        142.1          6.1          14.8         (61.7)       101.3
    Other                   2.8             -          2.8            -             -             -          2.8
                     ----------    ----------     --------    ---------     ---------    ----------       ------

                     $    391.9    $        -     $  391.9    $    (4.5)    $   (30.2)   $   (138.6)     $ 218.6
                     ==========    ==========     ========    ==========    ==========   ==========      =======

1996

Asset valuation
reserves:
    Mortgage loans   $    604.9    $        -     $  604.9    $   (33.0)    $   (67.6)   $   (257.3)     $ 247.0
    Real estate           130.6          52.9 (4)    183.5         27.1           1.9         (70.4)       142.1
    Other                   2.8             -          2.8            -             -             -          2.8
                     ----------    ----------     --------    ---------     ---------    ----------       ------

                     $    738.3    $     52.9     $  791.2    $    (5.9)    $   (65.7)   $   (327.7)     $ 391.9
                     ==========    ==========     ========    =========     =========    ==========      =======

1995

Asset valuation
reserves:
    Mortgage loans   $    647.5    $    208.5 (5) $  856.0    $    10.4     $    (5.0)   $   (256.5)     $ 604.9
    Real estate           111.4             -        111.4          3.3          55.5         (39.6)       130.6
    Other                   6.0             -          6.0            -             -          (3.2)         2.8
                     ----------    ----------     --------    ---------     ---------    ----------       ------

                     $    764.9    $    208.5     $  973.4    $    13.7     $    50.5    $   (299.3)     $ 738.3
                     ==========    ==========     ========    =========     =========    ==========      =======

(1) Charged (credited) to net realized capital (gains) losses in the Consolidated Statements of Income.
(2) Reflects additions to (reductions of) reserves related to assets supporting experience rated contracts and discontinued products for which a corresponding reduction was included in Policyholders' Funds Left with the Company in the Consolidated Balance Sheets and the reserve for future losses, respectively.
(3) Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.
(4) As a result of the adoption of FAS No. 121, valuation reserves at January 1, 1996 were increased by $52.9 million in connection with the reversal of previously recorded accumulated depreciation related to properties held for sale.
(5) The general reserve at December 31, 1997 excluded reserves of approximately $208.5 million related to experience rated products.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 2, 1998
                                       AETNA INC.
                                       (Registrant)

                                       By /s/ Robert J. Price
                                          --------------------------------------
                                                  (Signature)
                                          Robert J. Price
                                          Vice President and
                                          Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 1998.


  *                                       *
-----------------------------------       --------------------------------------
Richard L. Huber,                         Gerald Greenwald, Director
Chairman, Chief Executive Officer,
President and Director
(Principal Executive Officer and
Principal Financial Officer)


  *                                         *
-----------------------------------       --------------------------------------
Leonard Abramson, Director                Ellen M. Hancock, Director



  *                                         *
-----------------------------------       --------------------------------------
Betsy Z. Cohen, Director                  Michael H. Jordan, Director



  *                                         *
-----------------------------------       --------------------------------------
William H. Donaldson, Director            Jack D. Kuehler, Director



  *                                         *
-----------------------------------       --------------------------------------
Barbara Hackman Franklin, Director        Frank R. O'Keefe, Jr., Director



  *                                         *
-----------------------------------       --------------------------------------
Jerome S. Goodman, Director               Judith Rodin, Director


  *
-----------------------------------
Earl G. Graves, Director



/s/ Robert J. Price
-----------------------------------
    Robert J. Price, Vice President
    and Corporate Controller
    (Controller)

* By /s/ Robert J. Price
     ------------------------------
         Robert J. Price
         (Attorney-in-Fact)

                                INDEX TO EXHIBITS

Exhibit                                                                   Filing
Number     Description of Exhibit                                         Method

(10)       Material contracts.

(10.1)     Employment Agreement, dated as of December 21, 1995,       Electronic
           by and between Aetna Services, Inc. and Frederick
           C. Copeland, Jr., as amended.

(10.2)     Employment Agreement, dated as of December 19, 1995, by    Electronic
           and between Aetna Services, Inc. and Thomas McInerney, as amended.

(12)       Statement re computation of ratios.                        Electronic

           Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December
           31, 1997, 1996, 1995, 1994 and 1993 and Aetna Services
           for the year ended December 31, 1997 and 1996.

           Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1997, 1996, 1995, 1994, and 1993 and Aetna Services for the year ended December 31, 1997 and 1996.

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

(23)       Consents of experts and counsel.                           Electronic

           Consent of Independent Auditors to Incorporation by
           Reference in the Registration Statements on Form S-3 and Form S-8.

(24)       Powers of attorney.                                        Electronic

(27)       Financial data schedule.

(27.1)     Financial data schedule for December 31, 1997.             Electronic

(27.2)     Financial data schedule for March 31, 1997, June 30,       Electronic
           1997, September 30, 1997 and December 31, 1996.

(27.3)     Financial data schedule for March 31, 1996, June 30,       Electronic
           1996, September 30, 1996 and December 31, 1995.