Form 10-Q
period 1998-03-31
AETNA INC
filed 1998-05-06
CIK 1013761

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934, for the quarter ended March 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                           --------------------------

                         Commission File Number 1-11913

                           --------------------------


                                   Aetna Inc.
             (Exact name of registrant as specified in its charter)


          Connecticut                                             02-0488491
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


         151 Farmington Avenue
         Hartford, Connecticut                                      06156
(Address of principal executive offices)                          (ZIP Code)

                                 (860) 273-0123
              (Registrant's telephone number, including area code)


                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                    Yes [X]                         No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Capital Stock (par value $.01)                   145,474,674
-------------------------------------       ------------------------------------
               (Class)                      Shares Outstanding at March 31, 1998

================================================================================

                                TABLE OF CONTENTS


                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

         Consolidated Statements of Income                                     3
         Consolidated Balance Sheets                                           4
         Consolidated Statements of Shareholders'
           Equity                                                              6
         Consolidated Statements of Cash Flows                                 7
         Condensed Notes to Financial Statements                               8
         Independent Auditors' Review Report                                  18

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations.                                                        19

Item 3. Quantitative and Qualitative Disclosures
           About Market Risk.                                                 36


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                    36

Item 5. Other Information.                                                    37

Item 6. Exhibits and Reports on Form 8-K.                                     38


Signatures                                                                    39

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
(Millions, except per common share data)                                               1998          1997
---------------------------------------------------------------------------------------------------------
Revenue:
   Premiums                                                                        $3,238.6      $3,087.4
   Net investment income                                                              812.7         840.1
   Fees and other income                                                              550.5         557.7
   Net realized capital gains                                                          31.7           1.5
---------------------------------------------------------------------------------------------------------
Total revenue                                                                       4,633.5       4,486.7
---------------------------------------------------------------------------------------------------------
Benefits and expenses:
   Current and future benefits                                                      3,270.6       3,157.1
   Operating expenses                                                                 878.2         834.1
   Interest expense                                                                    56.9          56.0
   Amortization of goodwill and other acquired
    intangible assets                                                                  96.2          92.7
   Amortization of deferred policy acquisition costs                                   52.4          45.4
   Reduction of loss on discontinued products                                            --        (172.5)
   Reduction of severance and facilities reserve                                         --         (14.0)
---------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                         4,354.3       3,998.8
---------------------------------------------------------------------------------------------------------
Income before income taxes                                                            279.2         487.9
Income taxes (benefits)
   Current                                                                            131.5         123.9
   Deferred                                                                           (19.8)         84.7
---------------------------------------------------------------------------------------------------------
Total income taxes                                                                    111.7         208.6
---------------------------------------------------------------------------------------------------------
Net income                                                                         $  167.5      $  279.3
=========================================================================================================
Net income applicable to common ownership                                          $  153.6      $  265.4
=========================================================================================================
Results per common share:
   Basic                                                                           $   1.05      $   1.77
   Diluted                                                                             1.05          1.72

Dividends declared                                                                 $    .20      $    .20
---------------------------------------------------------------------------------------------------------

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,      December 31,
(Millions)                                                                      1998              1997
-------------------------------------------------------------------------------------------------------
Assets:
Investments:
   Debt securities available for sale, at fair value
    (amortized cost $33,047.0 and $32,694.0)                              $ 34,600.5         $34,245.0
   Equity securities, at fair value(cost $845.1
    and $824.4)                                                              1,126.9           1,041.4
   Short-term investments                                                    1,083.7           1,003.9
   Mortgage loans                                                            4,006.6           4,207.8
   Real estate                                                                 339.9             369.5
   Policy loans                                                                763.9             746.9
   Other                                                                     1,014.7             947.4
------------------------------------------------------------------------------------------------------
Total investments                                                           42,936.2          42,561.9
------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                 1,445.2           1,805.8
   Short-term investments under securities loan agreement                    2,199.8                --
   Accrued investment income                                                   568.5             545.8
   Premiums due and other receivables                                        1,884.8           1,381.0
   Deferred policy acquisition costs                                         2,425.7           2,367.3
   Goodwill and other acquired intangible assets                             8,410.5           8,506.3
   Other assets                                                                867.4             875.1
   Separate Accounts assets                                                 42,133.8          37,957.4
------------------------------------------------------------------------------------------------------
Total assets                                                              $102,871.9         $96,000.6
======================================================================================================

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                             March 31,     December 31,
(Millions, except share and per common share data)                               1998             1997
------------------------------------------------------------------------------------------------------
Liabilities:
   Future policy benefits                                                  $ 18,438.3        $17,837.1
   Unpaid claims                                                              3,319.2          3,294.4
   Unearned premiums                                                            186.0            359.2
   Policyholders' funds left with the Company                                18,344.2         18,761.2
------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                  40,287.7         40,251.9
   Dividends payable to shareholders                                             36.0             36.1
   Short-term debt                                                              479.2            252.1
   Long-term debt                                                             2,208.9          2,346.2
   Payables under securities loan agreement                                   2,199.8               --
   Current income taxes                                                         308.2            320.5
   Deferred income taxes                                                        210.5            223.3
   Other liabilities                                                          3,164.2          2,931.9
   Minority and participating policyholders' interests                          235.7            237.7
   Separate Accounts liabilities                                             42,108.6         37,930.5
------------------------------------------------------------------------------------------------------
Total liabilities                                                            91,238.8         84,530.2
------------------------------------------------------------------------------------------------------
   Aetna-obligated mandatorily redeemable
     preferred securities of subsidiary
     limited liability company holding
     primarily debentures guaranteed by Aetna                                   275.0            275.0
------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities
  (Notes 5 and 12)
Shareholders' Equity:
   Class C voting mandatorily convertible
    preferred stock ($.01 par value; 15,000,000
    shares authorized; 11,654,481 in 1998 and
    11,655,206 in 1997 issued and outstanding)                                  865.4            865.4
   Common stock ($.01 par value; 500,000,000
    shares authorized; 145,474,674 in 1998 and
    145,794,844 in 1997 issued and outstanding)                               3,613.8          3,644.4
   Accumulated other comprehensive income                                       375.7            307.1
   Retained earnings                                                          6,503.2          6,378.5
------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                   11,358.1         11,195.4
------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred securities and
  shareholders' equity                                                     $102,871.9        $96,000.6
======================================================================================================
Shareholders' equity per common share                                      $    72.13        $   70.85
======================================================================================================

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                 Accumulated
                                                                                    Other
                                                                                Comprehensive
(Millions, except share data)                                                      Income
                                                                       -------------------------    Class C Voting
                                                                       Unrealized                      Mandatorily
                                                           Retained    Gains (Losses)    Foreign       Convertible     Common
Three Months Ended March 31, 1998                 Total    Earnings    on Securities    Currency   Preferred Stock      Stock
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                 $11,195.4    $6,378.5     $ 504.1         $(197.0)        $865.4       $3,644.4
Comprehensive income:
   Net income                                     167.5       167.5
   Other comprehensive income, net
    of tax:
    Unrealized gains on securities
      ($100.3 pretax) (1)                          65.2                    65.2
     Foreign currency ($5.3 pretax)                 3.4                                     3.4
                                              ---------
   Other comprehensive income                      68.6
                                              ---------
Total comprehensive income                        236.1
                                              =========
Common stock issued for benefit
  plans (141,530 shares)                            6.3                                                                   6.3
Repurchase of common shares
  (461,700 shares)                                (36.9)                                                                (36.9)
Common stock dividends                            (28.9)      (28.9)
Preferred stock dividends                         (13.9)      (13.9)
-----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1998                    $11,358.1    $6,503.2     $ 569.3         $(193.6)        $865.4       $3,613.8
=============================================================================================================================

Three Months Ended March 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                 $10,889.7    $5,651.5     $ 454.2         $(114.2)        $865.4       $4,032.8
Comprehensive income:
   Net income                                     279.3       279.3
   Other comprehensive loss, net
    of tax:
     Unrealized losses on securities
      (($308.9) pretax) (1)                      (200.8)                 (200.8)
     Foreign currency ($7.2 pretax)                 4.7                                     4.7
                                              ---------
   Other comprehensive loss                      (196.1)
                                              ---------
Total comprehensive income                         83.2
                                              =========
Common stock issued for benefit
  plans (856,713 shares)                           68.5                                                                  68.5
Repurchase of common shares
  (1,113,000 shares)                              (89.8)                                                                (89.8)
Common stock dividends                            (29.9)      (29.9)
Preferred stock dividends                         (13.9)      (13.9)
-----------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1997                    $10,907.8    $5,887.0     $ 253.4         $(109.5)        $865.4       $4,011.5
=============================================================================================================================

(1) Net of reclassification adjustments.

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                        ----------------------
(Millions)                                                                                   1998         1997
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income                                                                          $   167.5    $   279.3
    Adjustments to reconcile net income to net
     cash used for operating activities:
       (Increase) Decrease in accrued investment income                                     (21.3)         7.6
       Increase in premiums due and other receivables                                      (166.5)       (49.5)
       Increase in deferred policy acquisition costs                                        (70.2)       (75.3)
       Depreciation and amortization                                                        126.8        137.6
       (Decrease) Increase in income taxes                                                  (58.6)       135.1
       Net decrease (increase) in other assets and other liabilities                         11.0       (282.0)
       Decrease in insurance liabilities                                                   (145.8)      (306.5)
       Net realized capital gains                                                           (31.7)        (1.5)
       Amortization of net investment discounts                                             (39.6)       (31.5)
       Other, net                                                                           (11.8)         6.5
--------------------------------------------------------------------------------------------------------------
         Net cash used for operating activities                                            (240.2)      (180.2)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Proceeds from sales of:
       Debt securities available for sale                                                 5,332.4      4,582.8
       Equity securities                                                                    174.3        123.3
       Mortgage loans                                                                        11.2         13.6
       Real estate                                                                           80.0        177.5
       Other investments                                                                     18.3        134.2
       Short-term investments                                                             5,961.1      4,607.0
    Investment maturities and repayments of:
       Debt securities available for sale                                                   965.0      1,023.7
       Mortgage loans                                                                       285.8        249.0
    Cost of investments in:
       Debt securities available for sale                                                (6,286.1)    (5,112.4)
       Equity securities                                                                   (177.6)      (157.1)
       Mortgage loans                                                                       (60.1)       (41.7)
       Real estate                                                                          (18.3)        (8.1)
       Other investments                                                                    (75.7)      (391.4)
       Short-term investments                                                            (6,051.0)    (4,759.1)
    Decrease (Increase) in property and equipment                                             7.7        (14.7)
    Net decrease in Separate Accounts                                                         1.8         46.9
    Other, net                                                                               21.5         (6.7)
--------------------------------------------------------------------------------------------------------------
         Net cash provided by investing activities                                          190.3        466.8
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Deposits and interest credited for investment contracts                                 450.8        461.4
    Withdrawals of investment contracts                                                    (775.6)      (686.8)
    Issuance of long-term debt                                                                  -           .1
    Repayment of long-term debt                                                            (141.2)        (3.7)
    Net increase in short-term debt                                                         229.9        151.1
    Common stock issued under benefit plans                                                   6.3         68.5
    Common stock acquired                                                                   (36.9)       (89.8)
    Dividends paid to shareholders                                                          (43.0)       (43.8)
--------------------------------------------------------------------------------------------------------------
         Net cash used for financing activities                                            (309.7)      (143.0)
--------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                 (1.0)          .1
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       (360.6)       143.7
Cash and cash equivalents, beginning of period                                            1,805.8      1,462.6
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                $ 1,445.2    $ 1,606.3
==============================================================================================================
Supplemental Cash Flow Information:
    Interest paid                                                                       $    89.7    $    96.0
    Income taxes paid                                                                       141.9         61.8
--------------------------------------------------------------------------------------------------------------

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare"). Less than majority-owned entities in which the Company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to 1997 financial information to conform to the 1998 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in the Company's 1997 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

(2) New Accounting Standards

On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over a period of 3 to 5 years. Previously, the Company expensed the cost of internal-use computer software as incurred. The adoption of this statement resulted in an increase to the results of operations of $8.5 million after tax, or $.06 per diluted common share in the first quarter of 1998.

Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(2) New Accounting Standards (continued)

FAS No. 125 was effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending were not effective until January 1, 1998. The adoption of those provisions effective in 1998, did not have a material effect on the Company's financial position or results of operations.

(3) Future Application of Accounting Standard

In December 1997, the AICPA issued SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. This statement is effective for 1999 financial statements, with early adoption permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.

(4) Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three months ended March 31 was as follows:

                                                           Income                Shares          Per Common
(Millions, except per common share data)              (Numerator)         (Denominator)        Share Amount
-----------------------------------------------------------------------------------------------------------
1998 (1)
Net income                                                 $167.5
Less:  preferred stock dividends                             13.9
                                                           ------
Basic EPS
    Income applicable to common ownership                   153.6                 145.6               $1.05
                                                           ======                                     =====
Effect of dilutive securities:
    Stock options and other (2)                                                     1.2
                                                                                  -----
Diluted EPS
    Income applicable to common ownership
     and assumed conversions                               $153.6                 146.8               $1.05
===========================================================================================================
1997
Net income                                                 $279.3
Less:  preferred stock dividends                             13.9
                                                           ------
Basic EPS
    Income applicable to common ownership                   265.4                 150.0               $1.77
                                                                                                      =====
Effect of dilutive securities:
    Stock options and other (2)                                                     1.6
    Convertible preferred stock                              13.9                  10.8
                                                           ------                 -----
Diluted EPS
    Income applicable to common ownership
     and assumed conversions                               $279.3                 162.4               $1.72
===========================================================================================================

(1) The common stock issuable related to Class C Voting Manditorily Convertible Preferred Stock (11.3 million weighted average shares) was not included in the computation of diluted earnings per common share in 1998 because to do so would be antidilutive.
(2) Options to purchase shares of common stock in 1998 and 1997 of 1.6 million and .1 million, respectively, (with exercise prices ranging from $80.25 - $112.63) were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(5) Other Acquisitions and Dispositions

The Company and New York Life Insurance Company ("New York Life") entered into definitive agreements, dated as of March 15, 1998, for the Company to acquire New York Life's NYLCare health business for $1.05 billion in cash. In addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) may be made to the extent that pre-determined earnings and membership targets are achieved. No such payments are payable prior to the year 2000.

The transaction is anticipated to be completed in the third quarter of 1998 and is subject to approval by certain state regulators and other customary closing conditions. In April 1998, the Federal Trade Commission granted early termination to the waiting period for the transaction under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is currently expected to ultimately be financed by the issuance of medium- or long-term fixed income securities.

(6) Investments

Net investment income includes amounts allocable to experience rated contractholders of $315 million and $339 million for the three months ended March 31, 1998 and 1997, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains allocable to experience rated contractholders of $8 million and $30 million for the three months ended March 31, 1998 and 1997, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

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

                                                               March 31, 1998                December 31, 1997
                                                     ------------------------        -------------------------
                                                          Total                           Total
                                                       Recorded      Specific          Recorded       Specific
(Millions)                                           Investment      Reserves        Investment       Reserves
--------------------------------------------------------------------------------------------------------------
Supporting discontinued products                         $167.0         $23.4            $206.5          $25.8
Supporting experience rated products                      106.9          16.7             110.8           16.7
Supporting remaining products                              57.2           9.6              65.6            8.7
--------------------------------------------------------------------------------------------------------------
Total Impaired Loans                                     $331.1(1)      $49.7            $382.9(1)       $51.2
==============================================================================================================

(1) Includes impaired loans of $92.4 million and $127.7 million, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the three months ended March 31, 1998 and 1997 is summarized below:

                                                                     Supporting
                                                     Supporting      Experience        Supporting
                                                   Discontinued           Rated         Remaining
(Millions)                                             Products        Products          Products          Total
----------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                             $ 68.7           $31.6             $14.2         $114.5
Credited to net realized loss                                --              --              (2.0)          (2.0)
Charged (credited) to other accounts                      (30.0)(1)        (2.0)(1)           4.8          (27.2)
Principal write-offs                                        (.4)             --              (1.1)          (1.5)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998(2)                             $ 38.3           $29.6             $15.9         $ 83.8
================================================================================================================
Balance at December 31, 1996                             $136.7           $74.7             $35.6         $247.0
Credited to other accounts                                   --             (.2)(1)            --            (.2)
Principal write-offs                                        (.1)           (1.3)             (1.0)          (2.4)
----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997(2)                             $136.6           $73.2             $34.6         $244.4
================================================================================================================

(1) Reflects adjustments to reserves related to assets supporting discontinued products and experience rated products which do not affect the Company's results of operations.
(2) Total reserves at March 31, 1998 and 1997 include $49.7 million and $143.6 million of specific reserves, respectively, and $34.1 million and $100.8 million of general reserves, respectively.


Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                                    Three Months Ended                             Three Months Ended
                                                      March 31, 1998                                 March 31, 1997
                                              -----------------------------                 ------------------------------
                                               Average                                       Average
                                              Impaired   Income        Cash                 Impaired     Income       Cash
(Millions)                                       Loans   Earned    Received                    Loans     Earned   Received
--------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                $186.7     $3.3        $3.5                   $381.0      $10.2      $ 8.5
Supporting experience rated products             108.9      3.0         2.9                    238.4        4.7        4.7
Supporting remaining products                     59.8      2.5         2.4                    139.2        2.5        2.5
--------------------------------------------------------------------------------------------------------------------------
  Total                                         $355.4     $8.8        $8.8                   $758.6      $17.4      $15.7
==========================================================================================================================

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(7) Supplemental Cash Flow Information

Significant noncash investing and financing activities include acquisition of real estate through foreclosures (including in-substance foreclosures) of mortgage loans amounting to $4 million and $18 million for the three months ended March 31, 1998 and 1997, respectively.

(8) Additional Information - Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience rated contractholders and discontinued products) were as follows:

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                                --------------------
(Millions)                                                                        1998          1997
----------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                 $127.4       $(155.0)
Less:  reclassification adjustment for gains and other items
   included in net income (2)                                                     62.2          45.8
----------------------------------------------------------------------------------------------------

Net unrealized gains (losses) on securities                                     $ 65.2       $(200.8)
====================================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $196.0 million and $(238.5) million for 1998 and 1997, respectively.
(2) Pretax reclassification adjustments for gains and other items included in net income were $95.5 million and $69.5 million for 1998 and 1997, respectively.

(9) Severance and Facilities Charges

In 1996, the Company established severance and facilities reserves in connection with the integration of the health businesses and certain other actions taken or to be taken in order to make its businesses more competitive.

Activity for the three months ended March 31, 1998 within the severance and facilities reserves (pretax) and positions eliminated related to such actions were as follows:

(Millions)                                      Reserve               Positions
-------------------------------------------------------------------------------
Balance at December 31, 1997                     $405.4                   2,950
Actions taken                                     (21.5)(1)                (277)
-------------------------------------------------------------------------------
   Balance at March 31, 1998                     $383.9                   2,673
===============================================================================

(1) Includes $10.8 million of severance-related actions. Other actions include asset write-offs, vacated leased property payments and other exit costs.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(9) Severance and Facilities Charges (continued)

The 277 positions eliminated during the three months ended March 31, 1998 related to the following segments: 84.8% - Aetna U.S. Healthcare, 8.3% - Aetna Retirement Services and 6.9% - Corporate. The Aetna U.S. Healthcare severance actions are now expected to be substantially completed by March 31, 1999 as a result of addressing customer service issues during the transition period. The Aetna Retirement Services severance actions are expected to be substantially completed by September 30, 1998. The severance actions and vacating of certain leased office space related to the Corporate segment were substantially completed in 1997. In connection with the sale of the Company's property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. The remaining lease payments (net of expected subrentals) on the facilities (other than the CityPlace office facility) are payable over approximately the next two years.

(10) Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. As a result of continued favorable developments in real estate markets, in the first quarter of 1997 the Company released $173 million (pretax) of the reserve related to GICs. The current reserve reflects management's best estimate of anticipated future losses. To the extent that aggregate future losses on discontinued products are greater or less than anticipated, the Company's results of operations would be adversely or positively affected, respectively. The discussion below presents information for the discontinued SPAs and GICs on a combined basis. (Refer to the Company's 1997 Annual Report for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(10) Discontinued Products (continued)

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 1998, the receivable from continuing products, net of related deferred taxes payable of $46 million on the accrued interest income, was $520 million. During the three months ended March 31, 1998, and the twelve months ended December 31, 1997, no funding of the receivable took place. The receivable is eliminated in consolidation.

Results of discontinued products were as follows (pretax, in millions):

                                                                  Charged (Credited)
                                                                    to Reserve for
Three months ended March 31, 1998                Results            Future Losses           Net(1)
--------------------------------------------------------------------------------------------------
Net investment income                             $137.7               $   --               $137.7
Net realized capital gains                          65.1                (65.1)                  --
Interest earned on receivable
 from continuing products                            8.6                   --                  8.6
Other income                                         5.9                   --                  5.9
--------------------------------------------------------------------------------------------------
    Total revenue                                  217.3                (65.1)               152.2
--------------------------------------------------------------------------------------------------

Current and future benefits                        147.5                  1.6                149.1
Operating expenses                                   3.1                   --                  3.1
--------------------------------------------------------------------------------------------------
    Total benefits and expenses                    150.6                  1.6                152.2
--------------------------------------------------------------------------------------------------
Results of discontinued products                  $ 66.7               $(66.7)              $   --
==================================================================================================


Three months ended March 31, 1997
--------------------------------------------------------------------------------------------------
Net investment income                             $178.6               $   --               $178.6
Net realized capital gains                          30.5                (30.5)                  --
Interest earned on receivable
 from continuing products                            8.3                   --                  8.3
Other income                                         7.4                   --                  7.4
--------------------------------------------------------------------------------------------------
    Total revenue                                  224.8                (30.5)               194.3
--------------------------------------------------------------------------------------------------

Current and future benefits                        169.5                 21.9                191.4
Operating expenses                                   2.9                   --                  2.9
--------------------------------------------------------------------------------------------------
    Total benefits and expenses                    172.4                 21.9                194.3
--------------------------------------------------------------------------------------------------
Results of discontinued products                  $ 52.4               $(52.4)              $   --
==================================================================================================

(1) Amounts are reflected in the March 31, 1998 and 1997 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(10) Discontinued Products (continued)

Assets and liabilities of discontinued products at March 31, 1998 were as follows (1):

(Millions)
----------------------------------------------------------------------------------------
Debt securities available for sale                                              $6,315.4
Mortgage loans                                                                     928.6
Real estate                                                                        113.4
Short-term and other investments                                                   695.8
----------------------------------------------------------------------------------------
    Total investments                                                            8,053.2
Current and deferred income taxes                                                  198.5
Receivable from continuing products (2)                                            566.4
----------------------------------------------------------------------------------------
    Total assets                                                                $8,818.1
========================================================================================
Future policy benefits                                                          $4,733.3
Policyholders' funds left with the Company                                       2,022.4
Reserve for anticipated future losses on
  discontinued products                                                          1,218.4
Other                                                                              844.0
----------------------------------------------------------------------------------------
    Total liabilities                                                           $8,818.1
========================================================================================

(1) Assets supporting the discontinued products are distinguished from other continuing operations assets.
(2) The receivable from continuing products is eliminated in consolidation.

Net unrealized capital gains on available for sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 1998 was as follows (pretax):

(Millions)
----------------------------------------------------------------------------------------
Reserve at December 31, 1997                                                    $1,151.7
Results of discontinued products                                                    66.7
----------------------------------------------------------------------------------------
Reserve at March 31, 1998                                                       $1,218.4
========================================================================================

(11) Debt and Guarantee of Debt Securities

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348 million 9.5% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C. ("ACLLC"), a wholly owned subsidiary of Aetna Services (collectively the "Aetna Services Debt"). ACLLC has issued $275 million of redeemable preferred stock and the Subordinated Debentures represent substantially all of the assets of ACLLC.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(11) Debt and Guarantee of Debt Securities (continued)

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks that terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .20% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at March 31, 1998 is at an annual rate of .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $7.5 billion.

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                                    March 31,      December 31,
                                                         1998              1997
-------------------------------------------------------------------------------
Total investments (excluding
  Separate Accounts)                                $43,549.8         $41,020.9
-------------------------------------------------------------------------------
Total assets                                        $92,307.2         $85,138.9
-------------------------------------------------------------------------------
Total insurance liabilities                         $38,743.3         $38,620.0
-------------------------------------------------------------------------------
Total liabilities                                   $88,903.2         $82,160.2
-------------------------------------------------------------------------------
Total redeemable preferred stock                    $   275.0         $   275.0
-------------------------------------------------------------------------------
Total shareholder's equity                          $ 3,129.0         $ 2,703.7
-------------------------------------------------------------------------------

Statements of Income Information:

                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         1998               1997
--------------------------------------------------------------------------------
Total revenue                                        $2,467.7           $3,155.2
--------------------------------------------------------------------------------
Total benefits and expenses                          $2,230.3           $2,706.0
--------------------------------------------------------------------------------
Income before income taxes                           $  237.3           $  449.2
--------------------------------------------------------------------------------
Net income                                           $  162.3           $  273.8
--------------------------------------------------------------------------------

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(11) Debt and Guarantee of Debt Securities (continued)

The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at March 31, 1998 without prior approval by state regulatory authorities is limited to approximately $647 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

(12) Litigation

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Complaints seek, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaints allege that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Connecticut actions have been transferred to the United States District Court for the Eastern District of Pennsylvania for consolidated pretrial proceedings with the cases pending there. The litigation is still in the preliminary stages, and the Company is defending the actions vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including litigation in its health business concerning benefit plan coverage and other decisions made by the Company, and alleged medical malpractice by participating providers. While the ultimate outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

                       Independent Auditors' Review Report

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                    /s/ KPMG Peat Marwick LLP
Hartford, Connecticut
May 5, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three months ended March 31, 1998 and 1997. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

OVERVIEW

General

The Company's current operations include three core businesses - Aetna U.S. Healthcare, Aetna Retirement Services and Aetna International. Aetna U.S. Healthcare provides a full spectrum of managed care, indemnity, and group life and disability insurance products. Aetna Retirement Services offers a range of financial services and individual life insurance products. Aetna International, through subsidiaries and joint venture operations, sells primarily life insurance, health insurance and financial services products in non-U.S. markets. The Company also has a Large Case Pensions business which manages a variety of retirement products for defined benefit and defined contribution plans.

Consolidated Results

The Company reported net income of $168 million for the three months ended March 31, 1998 compared to $279 million for the same period in 1997. Earnings per diluted common share for the three months ended March 31, 1998 were $1.05, compared with $1.72 a year ago.

Net income for the first three months of 1998 reflects $16 million of costs related to Year 2000 remediation. Results for the first three months of 1997 included reductions in the severance and facilities reserve for Aetna U.S. Healthcare of $9 million and a benefit of $108 million related to a reserve reduction for Large Case Pensions. Results also included net realized capital gains of $21 million for the three months ended March 31, 1998 and net realized capital losses of $16 million for the three months ended March 31, 1997. Excluding these items, earnings were $163 million for the three months ended March 31, 1998 compared to $178 million for the same period in 1997.

The Company adopted American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, in the first quarter of 1998, which requires the capitalization and amortization of certain internal-use software. Previously, the Company expensed these costs. As a result of this new standard, earnings for the three months ended March 31, 1998 included a net benefit from capitalizing internal-use software of $9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (CONTINUED)

Business Results

As discussed more fully in the following sections, Aetna U.S. Healthcare's earnings decreased in the first quarter of 1998 primarily due to lower Indemnity and PPO results, increased Medicare HMO medical costs and additional spending to improve customer service levels in the Health Risk business. Aetna Retirement Services' earnings increased in the first quarter of 1998, primarily due to a one-time benefit from the restructuring of a reinsurance arrangement related to the participating life insurance business and higher fee income earned on a growing base of assets under management. Aetna International's earnings also improved in the first quarter of 1998 compared to the first quarter of 1997 primarily due to its Brazilian operations, which were acquired in April 1997, as well as new pension business in Mexico. Large Case Pensions' results continue to decline as capital is redeployed to other businesses of the Company.

Acquisition of NYLCare Health Business

The Company and New York Life Insurance Company ("New York Life") entered into definitive agreements, dated as of March 15, 1998, for the Company to acquire New York Life's NYLCare health business for $1.05 billion in cash. In addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) may be made to the extent that pre-determined earnings and membership targets are achieved. No such payments are payable prior to the year 2000.

The transaction is anticipated to be completed in the third quarter of 1998 and is subject to approval by certain state regulators and other customary closing conditions. In April 1998, the Federal Trade Commission granted early termination to the waiting period for the transaction under the Hart-Scott-Rodino Antitrust Improvements Act. The transaction is currently expected to ultimately be financed by the issuance of medium- or long-term fixed income securities.

After the closing of the transaction, the Company's future results will be affected by, among other things, the operating results of the NYLCare health business, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) expected to be created as a result of the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE

Operating Summary

                                                                      Three Months Ended
                                                                            March 31,
                                                        --------------------------------------------
(Millions)                                                  1998              1997           %Change
----------------------------------------------------------------------------------------------------
Premiums                                                $2,839.0          $2,686.1               5.7%
Net investment income                                      121.7             103.6              17.5
Fees and other income                                      351.0             378.1              (7.2)
Net realized capital gains (losses)                         11.0             (12.9)               --
----------------------------------------------------------------------------------------------------
 Total revenue                                           3,322.7           3,154.9               5.3
----------------------------------------------------------------------------------------------------
Current and future benefits                              2,436.6           2,249.9               8.3
Operating expenses                                         610.6             591.4               3.2
Amortization of goodwill and other
 acquired intangible assets                                 90.7              90.4                .3
Amortization of deferred policy
 acquisition costs                                            .1               4.5             (97.8)
Reduction of severance and facilities
 reserve                                                      --             (14.0)            100.0
----------------------------------------------------------------------------------------------------
   Total benefits and expenses                           3,138.0           2,922.2               7.4
----------------------------------------------------------------------------------------------------
Income before income taxes                                 184.7             232.7             (20.6)
Income taxes                                                85.9             118.5             (27.5)
----------------------------------------------------------------------------------------------------
Net income (1)                                          $   98.8          $  114.2             (13.5)
====================================================================================================
Net realized capital gains (losses),
  net of tax (included above)                           $    7.1          $  (26.4)               --
====================================================================================================

(1) Net income for the three months ended March 31, 1998 includes a net benefit from capitalizing internal-use software of $4.3 million.

Aetna U.S. Healthcare's net income for the three months ended March 31, 1998 decreased $15 million compared to the same period for 1997. Results for the three months ended March 31, 1998 include costs of $9 million (after tax) related to Year 2000 remediation. In addition, results include a reduction in the severance and facilities reserve in the first quarter of 1997 of $9 million (after tax) and net realized capital gains or losses in both periods. Excluding these items, results for the three months ended March 31, 1998 decreased $31 million from the same period in 1997 reflecting decreased Health Risk and level Group Insurance and Other Health earnings.

Net realized capital losses in the first quarter of 1997 include a $33 million after-tax loss related to the sale of Aetna Professional Management Corporation ("APMC"), a physician practice management business sold on May 1, 1997. The earnings of APMC were not material to the results of Aetna U.S. Healthcare.

The pending acquisition of the NYLCare health business continues the Company's strategy to invest in its health business. Included in the acquisition are NYLCare's health maintenance organization ("HMO"), point-of-service ("POS"), preferred provider organization ("PPO") and indemnity health businesses as well as its group life and disability businesses. At year-end 1997, the NYLCare health business had approximately 2.2 million health members.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Business Results

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare, the earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets, Year 2000 costs in the first quarter of 1998, the reduction in the severance and facilities reserve in the first quarter of 1997, and net realized capital gains or losses in both periods.

                                                                    Three Months Ended
                                                                         March 31,
                                                                -------------------------
(Millions)                                                         1998              1997
-----------------------------------------------------------------------------------------
Health Risk                                                      $ 93.7            $125.3
Group Insurance and Other Health                                   81.6              80.6
-----------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare (1)                                  $175.3            $205.9
=========================================================================================
Commercial HMO Medical Loss Ratio                                  82.7%             82.3%
-----------------------------------------------------------------------------------------
Medicare HMO Medical Loss Ratio                                    92.8%             90.1%
-----------------------------------------------------------------------------------------
Health Risk Medical Loss Ratio                                     85.2%             82.6%
-----------------------------------------------------------------------------------------

(1) Net income for the three months ended March 31, 1998 includes a net benefit from capitalizing internal-use software of $4.3 million.

Health Risk

Earnings for the Health Risk business (which includes all health products for which Aetna U.S. Healthcare assumes all or a majority of health care costs and utilization risk) for the three months ended March 31, 1998 were affected by several factors.

Indemnity and PPO results for the three months ended March 31, 1998 were lower than the same period a year ago due to declining membership, in part reflecting a shift to managed care products, as well as favorable reserve adjustments in the first quarter of 1997 that did not occur in the 1998 period.

Health Risk earnings for the three months ended March 31, 1998 also reflect increased operating expenses related to customer service enhancements, which are expected to continue until targeted levels of performance have been achieved. The Health Risk SG&A ratio was 11.7% for the three months ended March 31, 1998 compared with 11.6% in the 1997 period.

Results were also affected by favorable HMO results due to enrollment growth and premium rate increases partially offset by higher Medicare HMO medical costs. Premiums per member per month ("PMPM") increased 1% for Commercial HMO business and 2% for Medicare HMO business, due to premium rate increases offset in part by the impact of geographic mix. Commercial HMO medical costs PMPM increased 2% primarily resulting from higher inpatient facility costs and Medicare HMO medical costs PMPM increased 4% primarily due to higher inpatient facility and pharmacy costs. The Commercial HMO medical loss ratio for the three months ended March 31, 1998 was essentially level with the same period a year ago reflecting membership growth in regions with higher medical loss ratios and improvements in regional medical loss ratios. The Medicare HMO medical loss ratio for the three months ended March 31, 1998 increased when compared to the same period a year ago due to higher medical costs resulting from increased utilization.

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

Group Insurance and Other Health

Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. Results for the first three months of 1998 were level when compared with the same period in 1997.

Membership

Aetna U.S. Healthcare's membership was as follows:

                                               March 31, 1998                             March 31, 1997(1)
                                      ---------------------------------         ----------------------------------
(Thousands)                            Risk          Nonrisk      Total          Risk           Nonrisk      Total
------------------------------------------------------------------------------------------------------------------
HMO
  Commercial (2)                      3,851              523      4,374         3,501               565      4,066
  Medicare                              399               16        415           330                18        348
  Medicaid                               94               --         94           132                --        132
------------------------------------------------------------------------------------------------------------------
    Total HMO                         4,344              539      4,883         3,963               583      4,546
POS                                     274            2,527      2,801           330             2,432      2,762
PPO                                     598            2,867      3,465           743             2,943      3,686
Indemnity                               269            2,237      2,506           445             2,355      2,800
------------------------------------------------------------------------------------------------------------------
 Total Health Membership              5,485            8,170     13,655         5,481             8,313     13,794
==================================================================================================================
Group Insurance: (3)
  Group Life                                                      9,554                                      9,789
  Disability                                                      2,699                                      2,390
  Long-Term Care                                                     99                                         97
------------------------------------------------------------------------------------------------------------------

(1) Health membership as of March 31, 1997 reflects improved data as a result of system and plan conversions. The conversions predominately affected Indemnity and PPO membership and had an immaterial impact on all other health products. March 31, 1997 membership reflects adjustments which continued to occur through the latter half of 1997 as applied to March 31, 1997 membership previously reported.

(2) Includes 976 thousand POS members who access primary care physicians and referred care through an HMO network at March 31, 1998 and 856 thousand at March 31, 1997.

(3) Group Insurance membership as of March 31, 1997 reflects improved data as a result of the conversion to a new membership reporting system. March 31, 1997 membership reflects adjustments which continued to occur through the latter half of 1997 as applied to March 31, 1997 membership previously reported. Many Group Insurance members participate in more than one type of Aetna U.S. Healthcare coverage and are counted in each.

Total Health membership as of March 31, 1998 decreased by 139 thousand members when compared to March 31, 1997. Membership increases in Commercial HMO, Medicare HMO and POS were more than offset by declines in Indemnity, PPO and Medicaid enrollment. The decline in Indemnity enrollment reflects, among other factors, the continued migration of Indemnity members to managed care products. Total HMO membership as of March 31, 1998 increased by 337 thousand members, or 7%, when compared to March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Total Revenue and Expense

Revenue for Aetna U.S. Healthcare, excluding revenue in the first quarter of 1997 related to certain Medicare administrative services no longer provided by Aetna U.S. Healthcare, and excluding net realized capital gains or losses, increased by $168 million, or 5%, for the three months ended March 31, 1998 compared to the same period in 1997. This growth was primarily due to membership growth in Commercial and Medicare HMOs partially offset by lower Indemnity and PPO membership, as well as to premium rate increases on business being renewed during the first three months of 1998.

Operating expenses for Aetna U.S. Healthcare, excluding operating expenses in the first quarter of 1997 related to certain Medicare administrative services no longer provided by Aetna U.S. Healthcare, increased by $32 million, or 6%, for the three months ended March 31, 1998 compared with the same period in 1997, primarily related to higher HMO membership and customer service enhancements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES

Operating Summary

                                                           Three Months Ended
                                                                March 31,
                                              ---------------------------------------------
(Millions)                                          1998             1997          % Change
-------------------------------------------------------------------------------------------
Premiums (1)                                   $    40.3        $    40.4               (.2)%
Net investment income                              267.6            272.6              (1.8)
Fees and other income                              162.7            134.4              21.1
Net realized capital (losses) gains                 (2.2)             5.4                --
-------------------------------------------------------------------------------------------
    Total revenue                                  468.4            452.8               3.4
-------------------------------------------------------------------------------------------
Current and future benefits                        250.3            266.2              (6.0)
Operating expenses                                 101.7             81.4              24.9
Amortization of deferred policy
 acquisition costs                                  34.0             21.4              58.9
-------------------------------------------------------------------------------------------
    Total benefits and expenses                    386.0            369.0               4.6
-------------------------------------------------------------------------------------------
Income before income taxes                          82.4             83.8              (1.7)
Income taxes                                        24.1             27.4             (12.0)
-------------------------------------------------------------------------------------------
Net income (2)                                 $    58.3        $    56.4               3.4
===========================================================================================
Net realized capital (losses) gains,
 net of tax (included above)                   $    (1.4)       $     3.5                --
===========================================================================================
Deposits not included in premiums
 above:
  Annuities - fixed options                    $   333.1        $   280.2              18.9
  Annuities - variable options                     907.1            818.1              10.9
  Individual Life Insurance                        131.1            120.5               8.8
-------------------------------------------------------------------------------------------
    Total                                      $ 1,371.3        $ 1,218.8              12.5
===========================================================================================
Assets under management: (3)
  Annuities - fixed options                    $12,069.9        $11,767.9               2.6
  Annuities - variable options (4)              22,852.1         15,047.7              51.9
-------------------------------------------------------------------------------------------
    Subtotal Annuities                          34,922.0         26,815.6              30.2
  Other investment advisory (5)                 10,346.5          4,095.5             152.6
-------------------------------------------------------------------------------------------
    Financial services                          45,268.5         30,911.1              46.4
  Individual Life Insurance                      3,207.6          2,900.7              10.6
-------------------------------------------------------------------------------------------
    Total                                      $48,476.1        $33,811.8              43.4
===========================================================================================
Individual life insurance
 coverage issued                               $ 1,226.4        $ 1,403.0             (12.6)
===========================================================================================
Individual life insurance
 coverage in force                             $49,733.5        $49,338.8                .8
===========================================================================================

(1) Includes $14.3 million for the three months ended March 31, 1998 and $16.4 million for the three months ended March 31, 1997 for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(2) Net income for the three months ended March 31, 1998 includes a net benefit from capitalizing internal-use software of $1.7 million.

(3) Excludes net unrealized capital gains of approximately $565.3 million at March 31, 1998 and $50.1 million at March 31, 1997.

(4) Includes $6,029.3 million at March 31, 1998 and $4,888.9 million at March 31, 1997 of assets held and managed by unaffiliated mutual funds.

(5) The March 31, 1998 balance includes the transfer of $3,163.5 million of assets that were previously reported in the Large Case Pensions segment, reflecting the consolidation of certain products which complement Aetna Retirement Services' business strategy.

Aetna Retirement Services' ("ARS") net income for the three months ended March 31, 1998 increased $2 million compared to the same period in 1997. Results for the three months ended March 31, 1998 include costs of $4 million related to Year 2000 remediation. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended March 31, 1998 increased $11 million, or 21%, compared to the first quarter of 1997, reflecting improved earnings from both financial services products and individual life insurance products, as shown below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES (CONTINUED)

                                                          Three Months Ended
                                                               March 31,
                                                     ------------------------------
(Millions)                                            1998                     1997
-----------------------------------------------------------------------------------
Financial services                                   $40.8                    $36.6
Individual life insurance                             23.0                     16.3
-----------------------------------------------------------------------------------
  Total                                              $63.8                    $52.9
===================================================================================

The increase in earnings for financial services products reflects increased fee income primarily from increased assets under management. Assets under management (excluding approximately $3 billion of assets under management that were previously reported in the Large Case Pensions segment) increased by 36% primarily due to appreciation in the stock market and additional net deposits (deposits less surrenders) as well as the inclusion of assets under management of Financial Network Investment Corporation ("FNIC"), which was acquired in July 1997.

Partially offsetting the increases in fee income were increased operating expenses, including expenses of FNIC. The three months ended March 31, 1998 reflect increased expenses due to business growth and continued strategic investments. However, operating expenses as a percentage of assets under management declined in both periods.

Earnings from individual life insurance products increased $7 million, primarily due to a one-time benefit from the termination of a reinsurance arrangement related to the participating life insurance business.

Of the $12.1 billion and $11.8 billion of fixed annuity assets under management at March 31, 1998 and 1997, 25% were fully guaranteed and 75% were experience rated. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.5% and 7.9% and the average annualized earned rates on investments supporting experience rated investment contracts were 8.0% and 8.1% for the three months ended March 31, 1998 and 1997, respectively. The average annualized credited rates on fully guaranteed investment contracts were 6.5% and 6.7% and the average annualized credited rates on experience rated investment contracts were 5.9% and 6.0% for the three months ended March 31, 1998 and 1997, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.0% and 1.2% and on experience rated investment contracts was 2.1% for the each of the three months ended March 31, 1998 and 1997, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary

                                                            Three Months Ended
                                                                 March 31,
                                                  ----------------------------------------
(Millions)                                          1998            1997          % Change
------------------------------------------------------------------------------------------
Premiums                                          $319.3          $317.4                .6%
Net investment income                              118.3            92.3              28.2
Fees and other income                               31.9            34.1              (6.5)
Net realized capital (losses) gains                (12.3)            3.9                --
------------------------------------------------------------------------------------------
   Total revenue                                   457.2           447.7               2.1
------------------------------------------------------------------------------------------
Current and future benefits                        277.7           276.3                .5
Operating expenses                                 114.6           100.4              14.1
Interest expense                                     2.7             1.7              58.8
Amortization of goodwill and
 other acquired intangible assets                    5.1             2.3             121.7
Amortization of deferred policy
 acquisition costs                                  18.3            19.5              (6.2)
------------------------------------------------------------------------------------------
   Total benefits and expenses                     418.4           400.2               4.5
------------------------------------------------------------------------------------------
Income before income taxes                          38.8            47.5             (18.3)
Income taxes                                        10.8            16.5             (34.5)
------------------------------------------------------------------------------------------
Net income (1)                                    $ 28.0          $ 31.0              (9.7)
==========================================================================================
Net realized capital (losses) gains,
 net of tax (included above)                      $ (7.8)         $  3.5                --
==========================================================================================

(1) Net income for the three months ended March 31, 1998 includes a net benefit from capitalizing internal-use software of $.3 million.

Aetna International's net income for the three months ended March 31, 1998 decreased by $3 million compared with the same period in 1997. Results for the three months ended March 31, 1998 include costs of $2 million related to Year 2000 remediation. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended March 31, 1998 increased $10 million, or 36%, from the corresponding prior year period. The increase in 1998 results, as shown below, primarily reflect the Company's operations in Brazil, which were acquired in April 1997, and new pension business in Mexico.

Earnings by major geographic location, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                                                              Three Months Ended
                                                                  March 31,
                                                        -----------------------------
(Millions)                                               1998                    1997
-------------------------------------------------------------------------------------
Asia Pacific (1)                                        $12.3                   $12.1
Americas (2)                                             28.6                    16.1
Other (3)                                                (3.4)                    (.7)
-------------------------------------------------------------------------------------
  Total                                                 $37.5                   $27.5
=====================================================================================

(1) Includes Hong Kong, Taiwan, Indonesia, Malaysia, Philippines, and New
    Zealand.

(2) Includes Argentina, Brazil, Canada, Mexico, Venezuela, Chile and Peru.

(3) Includes general and other miscellaneous expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

                                                             Three Months Ended
                                                                  March 31,
                                                   ---------------------------------------
(Millions)                                               1998          1997       % Change
------------------------------------------------------------------------------------------
Premiums                                            $    40.0     $    43.5           (8.0)%
Net investment income                                   303.7         365.6          (16.9)
Fees and other income (1)                                 4.6           8.9          (48.3)
Net realized capital gains                               37.9           4.9             --
------------------------------------------------------------------------------------------
   Total revenue                                        386.2         422.9           (8.7)
------------------------------------------------------------------------------------------
Current and future benefits                             306.0         364.7          (16.1)
Operating expenses (1)                                    6.0           7.6          (21.1)
Reduction of loss on discontinued
 products                                                  --        (172.5)         100.0
------------------------------------------------------------------------------------------
   Total benefits and expenses                          312.0         199.8           56.2
------------------------------------------------------------------------------------------
Income before income taxes                               74.2         223.1          (66.7)
Income taxes                                             27.0          81.7          (67.0)
------------------------------------------------------------------------------------------
Net income                                          $    47.2     $   141.4          (66.6)
==========================================================================================
Net realized capital gains,
 net of tax (included above)                        $    24.7     $     3.2             --
==========================================================================================
Deposits not included in premiums
 above                                              $   267.4     $   505.0          (47.0)
==========================================================================================
Assets under management (1) (2) (3)                 $30,008.9     $33,567.1          (10.6)
==========================================================================================

(1) Three months ended March 31, 1997 included $2.0 million of fees and other income and $.8 million of operating expenses and, at March 31, 1997, assets of $2,759.2 million which are currently reported in the ARS segment, reflecting the consolidating of the Company's investment advisory services and certain other products which complement ARS' business strategy.

(2) Excludes net unrealized capital gains of approximately $590.7 million at March 31, 1998 and $17.0 million at March 31, 1997.

(3) Includes assets under management of $7,265.6 million at March 31, 1998 and $8,206.3 million at March 31, 1997 related to discontinued products.

Large Case Pensions' net income for the three months ended March 31, 1998 decreased by $94 million compared with the same period in 1997. Results for the three months ended March 31, 1998 include costs of $.1 million related to Year 2000 remediation. Excluding Year 2000 costs in 1998, the reduction of the loss on discontinued products in 1997 and net realized capital gains in both periods, results for the three months ended March 31, 1998 decreased $7 million, or 24%, from the same period in 1997. Earnings decreased as net investment income was reduced as capital supporting the Large Case Pensions segment was redeployed to other businesses of the Company as obligations matured.

Assets under management at March 31, 1998 were 11% lower than a year earlier, primarily as a result of the continuing runoff of underlying liabilities and consolidation into the ARS segment of the Company's investment advisory services and certain other products which complement ARS' business strategy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

General account assets supporting experience rated products (where the customer, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Participant withdrawals are generally subject to significant tax and plan constraints. Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):

                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
(Millions)                                                  1998                  1997
--------------------------------------------------------------------------------------
Scheduled contract maturities
 and benefit payments (1)                                 $237.1                $226.8

Contractholder withdrawals other
 than scheduled contract maturities
 and benefit payments                                       72.7                  85.8

Participant directed withdrawals                            27.8                  33.9
--------------------------------------------------------------------------------------

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Discontinued Products

Results of operations of discontinued products, including net realized capital gains or losses, are credited or charged to the reserve for anticipated losses. To the extent that aggregate future losses on the products are greater than anticipated, the Company's results of operations would be adversely affected, and positively affected to the extent future losses are less than anticipated. Management reviews the adequacy of the discontinued products reserve quarterly. In the first quarter of 1997 as a result of continued favorable developments in real estate markets, the Company released $173 million (pretax) of the reserve related to guaranteed investment contracts ("GICs"). The current reserve reflects management's best estimate of anticipated future losses. The discussion below presents information for single-premium annuities ("SPAs") and GIC products on a combined basis.

The results of discontinued products were as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                           ---------------------------
(Millions)                                                  1998                  1997
--------------------------------------------------------------------------------------
Interest margin                                            $(6.4)                $ 5.9
Net realized capital gains (1)                              42.3                  19.8
Interest earned on receivable from
 continuing products                                         5.6                   5.4
Other, net                                                   (.3)                  1.9
--------------------------------------------------------------------------------------
Results of discontinued products,
 after tax                                                 $41.2                 $33.0
======================================================================================
Results of discontinued products,
 pretax                                                    $66.7                 $52.4
======================================================================================
Net realized capital gains from sales
 of bonds, after tax (included above)                      $23.1                 $ 3.8
======================================================================================

(1) Includes net realized capital gains of $21.2 million for the three months ended March 31, 1998 and $16.0 million for the three months ended March 31, 1997 related to continued favorable developments in real estate markets.

The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Total assets supporting discontinued products and the reserve include a receivable from continuing products of $520 million after tax at March 31, 1998. Interest income accrues on this receivable at the discount rate used to calculate the reserve.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax):

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
(Millions)                                                            1998
--------------------------------------------------------------------------------
Reserve at December 31, 1997                                        $1,151.7
Results of discontinued products                                        66.7
--------------------------------------------------------------------------------
Reserve at March 31, 1998                                           $1,218.4
================================================================================

Distributions on discontinued products were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
(Millions)                                                    1998          1997
--------------------------------------------------------------------------------
Scheduled contract maturities,
 settlements and benefit
 payments                                                   $467.5        $443.1

Participant directed withdrawals                               6.4          10.0
--------------------------------------------------------------------------------

See Note 10 of Condensed Notes to Financial Statements for additional information.

CORPORATE

Operating Summary

                                                              Three Months Ended
                                                                   March 31,
                                                   -----------------------------------------
(Millions, after tax)                               1998             1997           % Change
--------------------------------------------------------------------------------------------
Interest expense                                   $35.2            $35.2                 --
Other expense, net (1)                              26.3             28.8              (8.7)%
Net realized capital losses (gains)                  1.7              (.3)                --
--------------------------------------------------------------------------------------------

(1) For the first quarter of 1998, other expense includes a net benefit from capitalizing internal-use software of $2.2 million.

The Corporate segment includes interest expense and other expenses which are not directly related to the Company's business segments. "Other Expense" includes corporate expenses such as staff area expenses, advertising and contributions, which are partially offset by net investment income.

Included in other expense for the three months ended March 31, 1998 are costs of $2 million related to Year 2000 remediation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS

Risk Management and Market Sensitive Instruments

Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using foreign exchange forward contracts, futures contracts, interest rate swap agreements and warrants to hedge interest rate risk, equity price risk and foreign exchange risk (collectively, market risk).

The Company regularly evaluates market risk which addresses, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), duration, exchange rates, prepayment rates, equity markets or credit ratings/spreads.

Management also, on a quarterly basis, reviews hypothetical net losses in the consolidated near-term financial position, results of operations or cash flows under certain assumed market rate changes.

Based on the Company's overall exposure to market risk, the Company believes that these hypothetical changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of March 31, 1998. See the Company's 1997 Annual Report for a more complete discussion of "Risk Management and Market Sensitive Instruments".

Debt Securities

Debt securities represented 81% of the Company's total general account invested assets at March 31, 1998 and 80% at December 31, 1997. Debt securities were as follows:

                                                          March 31,            December 31,
(Millions)                                                    1998                    1997
------------------------------------------------------------------------------------------
Supporting discontinued products                         $ 6,315.4               $ 6,471.4
Supporting experience rated products                      15,242.1                15,322.8
Supporting remaining products                             13,043.0                12,450.8
------------------------------------------------------------------------------------------
   Total debt securities (1)                             $34,600.5               $34,245.0
==========================================================================================

(1) Total debt securities include "Below Investment Grade" securities of $2.0 billion at March 31, 1998 and December 31, 1997 of which 60.4% at March 31, 1998 and 61.5% at December 31, 1997 support discontinued and experience rated products. See the Company's 1997 Annual Report for a discussion of "Below Investment Grade" securities.

Debt securities reflected net unrealized capital gains of $1.6 billion at March 31, 1998 and December 31, 1997. Of the net unrealized capital gains at March 31, 1998, $356 million related to assets supporting discontinued products and $663 million related to assets supporting experience rated contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities were residential collateralized mortgage obligations ("CMOs") as follows:

                                                          March 31,               December 31,
(Millions)                                                    1998                       1997
---------------------------------------------------------------------------------------------
Supporting discontinued products                          $  105.3                   $  104.0
Supporting experience rated products                       2,044.2                    2,060.8
Supporting remaining products                                497.8                      545.6
---------------------------------------------------------------------------------------------
   Total residential CMOs (1)                             $2,647.3                   $2,710.4
=============================================================================================

(1) The amortized cost of total residential CMOs was $2,507.1 million at March 31, 1998 and $2,549.6 million at December 31, 1997.

There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for nonagency-backed CMOs, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At March 31, 1998, approximately 2% and at December 31, 1997, approximately 3% of the Company's CMO holdings were invested in CMOs that are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Mortgage Loans

At March 31, 1998 and December 31, 1997, the Company's mortgage loan investments, net of impairment reserves, were as follows:

                                                          March 31,              December 31,
(Millions)                                                    1998                      1997
--------------------------------------------------------------------------------------------
Supporting discontinued products                          $  928.6                  $  976.9
Supporting experience rated products                       1,538.9                   1,671.9
Supporting remaining products                              1,539.1                   1,559.0
--------------------------------------------------------------------------------------------
   Total mortgage loan investments                        $4,006.6                  $4,207.8
============================================================================================

Problem, restructured, and potential problem loans included in mortgage loans were $331 million at March 31, 1998 and $388 million at December 31, 1997 of which 83% at March 31, 1998 and 84% at December 31, 1997 support discontinued and experience rated products. See the Company's 1997 Annual Report for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $50 million at March 31, 1998 and $51 million at December 31, 1997. (See Note 6 of Condensed Notes to Financial Statements).

During the first three months of 1998, the Company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The $201 million decrease in the mortgage loan portfolio primarily reflects the effect of loan prepayments and repayments of maturing loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Real Estate

The Company's real estate balances, net of write-downs and reserves, were $340 million at March 31, 1998 and $370 million at December 31, 1997.

For the three months ended March 31, 1997, net realized capital losses from real estate write-downs and changes in the valuation reserves were $6.3 million. No material write-downs or changes in the valuation reserves occurred during the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The liquidity needs of the Company's businesses are generally met from cash provided by investing activities (asset maturities and sales), premiums, deposits, income received on investments and financings. The Company's businesses use cash primarily for claim and benefit payments, contract withdrawals and operating expenses. In addition, the Company uses cash to invest in core businesses, repurchase common stock and pay shareholder dividends.

During the first three months of 1998, net cash generated from investing, financing and operating activities was used to make approximately $8 million of investments in core businesses, repurchase approximately $37 million of common stock and pay approximately $43 million of dividends to shareholders.

During the corresponding period of 1997, net cash generated from investing, financing and operating activities was used to make approximately $130 million of investments in core businesses, repurchase approximately $90 million of common stock and pay approximately $44 million of dividends to shareholders. See "Consolidated Statements of Cash Flows" for additional information.

Dividends

On February 27, 1998, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock and $1.18945 per share of 6.25% Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on April 24, 1998, payable May 15, 1998.

Financings and Financing Capacity

Substantially all of the Company's short-term and long-term borrowings and financings are conducted through Aetna Services, Inc. and are fully and unconditionally guaranteed by Aetna Inc. (See Note 11 of Condensed Notes to Financial Statements).

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $721 million during the first three months of 1998 and $554 million during the first three months of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Financings and Financing Capacity (Continued)

The acquisition of the NYLCare health business, which is anticipated to be completed in the third quarter of 1998, is currently expected to ultimately be financed by the issuance of medium- or long-term fixed income securities.

Common Stock Transactions

In September 1997, the Board authorized the repurchase of up to 7.5 million shares of common stock. As of March 31, 1998, 2,830,000 shares of common stock had been repurchased at a cost of $220 million, of which 461,700 shares at a cost of $37 million were repurchased during the three months ended March 31, 1998.

NEW ACCOUNTING STANDARDS

See Note 2 of Condensed Notes to Financial Statements for a discussion of recently issued accounting standards.

YEAR 2000

During the first three months of 1998 the Company incurred $16 million of costs for company-owned systems and applications related to Year 2000 remediation. A large majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter. Year 2000 remediation costs were not material in 1997. See "Year 2000" in the Company's 1997 Annual Report for more detail.

REGULATORY ENVIRONMENT

A variety of legislative and regulatory proposals have been made at both the federal and state government levels to address various aspects of the health care system.

Legislation to reform the federal Medicare program was passed by Congress on July 31, 1997 and was signed into law. Certain provisions of this legislation began to phase in, beginning on January 1, 1998, changes to the Medicare risk HMO premium determination methodology that will generally reduce the premiums payable to the Company as compared with the methodology previously used. The level and extent of any reductions will vary by geographic market and other factors. While the phase-in provisions have provided the Company with an opportunity to offset some of such premium reductions by adjusting the supplemental premiums payable by members and the benefits included in the Company's products, competition, regulation and other factors may result in such adjustments not fully offsetting such premium reductions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (CONTINUED)

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), was enacted to (i) ensure portability of coverage to individuals changing jobs or moving to individual coverage by limiting preexisting condition exclusions, (ii) guarantee availability of coverage to employees in the small group market, and
(iii) prevent exclusion of individuals from coverage under group plans based on health status. This legislation was effective on July 1, 1997. Other federal legislation, effective January 1, 1998, mandated minimum hospital stays after childbirth and parity in applying lifetime limits to mental health benefits. Congress and many states, including states in which the Company has substantial managed care membership, are considering legislation or regulation related to the operation of health plans. Such legislation or regulation varies, but includes, among other things, one or more of the following: (i) mandatory maternity and other lengths of stay, (ii) regulation of utilization review,
(iii) mandated expanded consumer disclosures, (iv) mandatory direct access to specialists including OB/GYNs and chiropractors, (v) mandatory point-of-service benefits, (vi) mandatory or expanded coverage of experimental procedures and drugs, (vii) third party review of denials of benefits, (viii) liability for negligent denials of benefits, (ix) assessments, surcharges or taxes on premiums or provider payments to fund uncompensated care, graduate medical education or government programs, (x) extension of malpractice and other liability for medical and other decisions from providers to health plans, (xi) required payment for emergency services, (xii) mandated internal and external grievance and appeal procedures, (xiii) hearings on termination of physicians from networks, (xiv) prohibition of so-called "gag" clauses, and (xv) provisions similar to those in HIPAA.

Other potential legislative and regulatory changes related to health plans that are receiving a high level of attention at both the state and federal levels include, but are not limited to, (i) eliminating or reducing the scope of ERISA preemption of state laws; (ii) required payment levels for out of network care;
(iii) prohibition or limitation of arrangements designed to manage medical costs and improve quality of care, such as capitated arrangements with providers or provider financial incentives; (iv) limitations on utilization management methods; (v) regulation of the composition of the Company's provider networks, such as any willing provider or pharmacy laws; and (vi) changes to licensure or certification requirements.

At this time, the Company is unable to predict the impact of the foregoing federal or state legislation or regulation, or of any future legislation or regulatory changes that may be enacted, although it can be anticipated that certain of these measures, if enacted, would adversely affect the Company. Moreover, there can be no assurance that the Company can recoup, through higher premiums or other measures, the increased costs of mandated benefits or the other increased costs caused by such legislation or regulation.

For other important information regarding regulation of the Company's health and other businesses, see the Company's 1997 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company desires to take advantage of these safe harbor provisions.

See "Forward Looking Information/Risk Factors", "Regulatory Environment" and the "Outlook" section of each business segment in the Company's 1997 Annual Report for information regarding important factors that may materially affect the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments".

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Complaints seek, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaints allege that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Connecticut actions have been transferred to the United States District Court for the Eastern District of Pennsylvania for consolidated pretrial proceedings with the cases pending there. The litigation is still in the preliminary stages, and the Company is defending the actions vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including litigation in its health business concerning benefit plan coverage and other decisions made by the Company, and alleged medical malpractice by participating providers. While the ultimate outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 5. Other Information.

(a) NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. As of the date of this filing, none of Aetna Inc.'s significant subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges for 1997.

(b) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                                        Three Months Ended                   Years Ended
                                                            March 31,                        December 31,
                                                        ------------------   --------------------------------------------
Aetna Inc.                                                    1998           1997     1996      1995      1994       1993
-------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                            4.23           5.74     2.45      4.97      4.74         (a)
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends                        3.32           4.46     2.10      4.97      4.74         (a)

(a) The Company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

                                                                     Three Months Ended               Years Ended
                                                                          March 31,                   December 31,
                                                                     ------------------          ----------------------
Aetna Services, Inc.                                                        1998                 1997              1996
-----------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                                          3.77                 5.78              2.44
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends                                      3.77                 5.78              2.44

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and includes the dividends paid to preferred shareholders of a subsidiary. (See Note 15 of Notes to Financial Statements in the Company's 1997 Annual Report.) During 1995, 1994, and 1993 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

(c) Ratings

The ratings of certain of Aetna Inc.'s subsidiaries follow:

                                                                                    Rating Agencies
                                                                   -------------------------------------------------
                                                                                           Moody's
                                                                                Duff &     Investors        Standard
                                                                   A.M. Best    Phelps     Service          & Poor's
                                                                   -------------------------------------------------
Aetna Services, Inc.(senior debt)**
   February 4, 1997                                                    *        A          A2               A-
   May 6, 1998                                                         *        A          A2               A
Aetna Services, Inc.(commercial paper)**
   February 4, 1997                                                    *        D-1        P-1              A-2
   May 6, 1998                                                         *        D-1        P-1              A-1
Aetna Life Insurance Company(claims paying)
   February 4, 1997                                                    A        AA-        Aa3              A
   May 6, 1998                                                         A        AA-        A1               A+
Aetna Life Insurance and Annuity Company(claims paying)
   February 4, 1997                                                    A+       AA+        Aa2              AA-
   May 6, 1998                                                         A+       AA+        Aa3              AA-

*  Nonrated by the agency.
** Fully and unconditionally guaranteed by Aetna Inc.

In addition, certain of the Company's HMO subsidiaries are rated on their claims paying ability by A.M. Best. All such ratings are in the "Excellent" or "Superior" categories.


A.M. Best ratings are on review and Standard & Poor's, Moody's Investors Service and Duff & Phelps ratings are on credit watch or review for possible downgrade.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

      (10)  Material Contracts.

            Amendment to 1996 Stock Incentive Plan*

      (12)  Statement Re: Computation of Ratios.

            Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 1998 and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 for the Company and for the three months ended March 31, 1998 and for the years ended December 31, 1997 and 1996 for Aetna Services, Inc.

      (15)  Letter Re: Unaudited Interim Financial Information.

            Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated May 5, 1998.

      (27)  Financial Data Schedule.

    * Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on March 16, 1998 related to the NYLCare acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               Aetna Inc.
                                       ---------------------------
                                              (Registrant)


Date  May 6, 1998                   By   /s/  Alan M. Bennett
                                       ---------------------------
                                              Alan M. Bennett
                                              Vice President
                                              and Corporate Controller
                                              (Chief Accounting Officer)