Form 10-Q
period 1998-06-30
AETNA INC
filed 1998-08-05
CIK 1013761

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, for the quarter ended June 30, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934


                         Commission File Number 1-11913


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


                    Yes [X]                           No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Capital Stock (par value $.01)                   144,368,565
-------------------------------------        -----------------------------------
             (Class)                         Shares Outstanding at June 30, 1998

                                TABLE OF CONTENTS


                                                                            Page

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Statements of Income                                     3
         Consolidated Balance Sheets                                           4
         Consolidated Statements of Shareholders' Equity                       5
         Consolidated Statements of Cash Flows                                 6
         Condensed Notes to Financial Statements                               7
         Independent Auditors' Review Report                                  20


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                     21


Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk.                                                       41


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.                                                   41


Item 4.  Submission of Matters to a Vote of Security Holders.                 42

Item 5.  Other Information.                                                   42


Item 6.  Exhibits and Reports on Form 8-K.                                    44


Signatures                                                                    45


Exhibit Index                                                                 46

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                    -----------------------     -----------------------
(Millions, except per common share data)              1998          1997          1998          1997
                                                    ---------     ---------     ---------     ---------
Revenue:
  Premiums                                          $ 3,279.1     $ 3,178.1     $ 6,517.7     $ 6,265.5
  Net investment income                                 822.8         847.1       1,635.5       1,687.2
  Fees and other income                                 553.6         568.4       1,104.1       1,126.1
  Net realized capital gains                            172.6          34.7         204.3          36.2
                                                    ---------     ---------     ---------     ---------
Total revenue                                         4,828.1       4,628.3       9,461.6       9,115.0
                                                    ---------     ---------     ---------     ---------
Benefits and expenses:
  Current and future benefits                         3,270.7       3,208.6       6,541.3       6,365.7
  Operating expenses                                    908.4         869.1       1,786.6       1,703.2
  Interest expense                                       56.5          60.8         113.4         116.8
  Amortization of goodwill and other acquired
   intangible assets                                     96.9          95.3         193.1         188.0
  Amortization of deferred policy acquisition
   costs                                                 62.8          55.4         115.2         100.8
  Reduction of loss on discontinued products               --            --            --        (172.5)
  Reductions of severance and facilities reserve           --         (31.0)           --         (45.0)
                                                    ---------     ---------     ---------     ---------
Total benefits and expenses                           4,395.3       4,258.2       8,749.6       8,257.0
                                                    ---------     ---------     ---------     ---------
Income before income taxes                              432.8         370.1         712.0         858.0
Income taxes (benefits):
  Current                                               174.5         115.7         306.0         239.6
  Deferred                                               (7.4)         24.3         (27.2)        109.0
                                                    ---------     ---------     ---------     ---------
Total income taxes                                      167.1         140.0         278.8         348.6
                                                    ---------     ---------     ---------     ---------

Net income                                          $   265.7     $   230.1     $   433.2     $   509.4
                                                    =========     =========     =========     =========

Net income applicable to common ownership           $   251.8     $   216.2     $   405.4     $   481.6
                                                    =========     =========     =========     =========
Results per common share:
  Basic                                             $    1.74     $    1.44     $    2.79     $    3.21
  Diluted                                                1.69          1.43          2.75          3.15

Dividends declared                                  $     .20     $     .20     $     .40     $     .40
                                                    ---------     ---------     ---------     ---------

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                June 30,      December 31,
(Millions, except share and per common share data)                1998            1997
                                                               -----------    -----------
Assets:
Investments:
   Debt securities available for sale, at fair value
    (amortized cost $32,233.8 and $32,694.0)                   $  33,950.5    $  34,245.0
   Equity securities, at fair value (cost $789.9 and $824.4)         891.9        1,041.4
   Short-term investments                                            739.7        1,003.9
   Mortgage loans                                                  3,702.3        4,207.8
   Real estate                                                       291.3          369.5
   Policy loans                                                      777.0          746.9
   Other                                                           1,049.9          947.4
                                                               -----------    -----------
Total investments                                                 41,402.6       42,561.9
                                                               -----------    -----------
   Cash and cash equivalents                                       2,031.4        1,805.8
   Short-term investments under securities loan agreement          1,496.3             --
   Accrued investment income                                         534.7          545.8
   Premiums due and other receivables                              1,763.0        1,381.0
   Deferred policy acquisition costs                               2,451.3        2,367.3
   Goodwill and other acquired intangible assets                   8,306.4        8,506.3
   Other assets                                                      879.5          875.1
   Separate Accounts assets                                       43,122.2       37,957.4
                                                               -----------    -----------
Total assets                                                   $ 101,987.4    $  96,000.6
                                                               ===========    ===========

Liabilities:
  Future policy benefits                                       $  18,282.5    $  17,837.1
  Unpaid claims                                                    3,353.7        3,294.4
  Unearned premiums                                                  181.8          359.2
  Policyholders' funds left with the Company                      17,960.9       18,761.2
                                                               -----------    -----------
Total insurance liabilities                                       39,778.9       40,251.9
  Dividends payable to shareholders                                   35.8           36.1
  Short-term debt                                                    227.1          252.1
  Long-term debt                                                   2,204.6        2,346.2
  Payables under securities loan agreement                         1,496.3             --
  Current income taxes                                               243.4          320.5
  Deferred income taxes                                              161.7          223.3
  Other liabilities                                                2,875.0        2,931.9
  Minority and participating policyholders' interests                230.9          237.7
  Separate Accounts liabilities                                   43,098.2       37,930.5
                                                               -----------    -----------
Total Liabilities                                                 90,351.9       84,530.2
                                                               -----------    -----------
Aetna-obligated mandatorily redeemable
  preferred securities of subsidiary
  limited liability company holding
  primarily debentures guaranteed by Aetna                           275.0          275.0
                                                               -----------    -----------
  Commitments and Contingent Liabilities (Notes 5 and 12)
  Shareholders' Equity:
  Class C voting mandatorily convertible
   preferred stock ($.01 par value; 15,000,000
   shares authorized; 11,614,995 in 1998 and
   11,655,206 in 1997 issued and outstanding)                        862.1          865.4
  Common stock ($.01 par value; 500,000,000
   shares authorized; 144,368,565 in 1998 and
   145,794,844 in 1997 issued and outstanding)                     3,523.4        3,644.4
  Accumulated other comprehensive income                             248.8          307.1
  Retained earnings                                                6,726.2        6,378.5
                                                               -----------    -----------
Total shareholders' equity                                        11,360.5       11,195.4
                                                               -----------    -----------
Total liabilities, redeemable preferred securities and
  shareholders' equity                                         $ 101,987.4    $  96,000.6
                                                               ===========    ===========
Shareholders' equity per common share                          $     72.72    $     70.85
                                                               ===========    ===========

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                            Accumulated Other
                                                                                           Comprehensive Income
                                                                                         ------------------------
                                                          Class C Voting
                                                            Mandatorily                  Unrealized      Foreign
Six Months Ended June 30, 1998                              Convertible      Common     Gains(Losses)    Currency     Retained
(Millions, except share data)                  Total      Preferred Stock    Stock      on Securities     Items       Earnings
                                             ----------     ----------     ----------    ----------    ----------    ----------
Balances at December 31, 1997                $ 11,195.4     $    865.4      $  3,644.4   $    504.1    $   (197.0)   $  6,378.5
Comprehensive income:
Net income                                        433.2                                                                   433.2
Other comprehensive loss, net
  of tax:
  Unrealized losses on securities ($(52.6)
    pretax) (1)                                   (34.2)                                      (34.2)
  Foreign currency ($(37.0) pretax)               (24.1)                                                    (24.1)
                                             ----------
Other comprehensive loss                          (58.3)
                                             ----------
Total comprehensive income                        374.9
                                             ==========
Common stock issued for benefit
    plans (432,469 shares)                         26.2                          26.2
Repurchase of common shares
    (1,891,700 shares)                           (150.5)                       (150.5)
Conversion of preferred securities
    (32,952 shares)                                  --           (3.3)           3.3
Common stock dividends                            (57.7)                                                                  (57.7)
Preferred stock dividends                         (27.8)                                                                  (27.8)
                                             ----------     ----------     ----------    ----------    ----------    ----------
Balances at June 30, 1998                    $ 11,360.5     $    862.1     $  3,523.4    $    469.9    $   (221.1)   $  6,726.2
                                             ==========     ==========     ==========    ==========    ==========    ==========


Six Months Ended June 30, 1997
(Millions, except share data)

Balances at December 31, 1996                $ 10,889.7     $    865.4     $  4,032.8    $    454.2    $   (114.2)   $  5,651.5
Comprehensive income:
Net income                                        509.4                                                                   509.4
Other comprehensive income, net
  of tax:
  Unrealized gains on securities ($22.8
    pretax) (1)                                    14.8                                        14.8
  Foreign currency ($(3.4) pretax)                 (2.2)                                                     (2.2)
                                             ----------
  Other comprehensive income                       12.6
                                             ----------
Total comprehensive income                        522.0
                                             ==========
Common stock issued for benefit
    plans (1,670,891 shares)                      118.3                         118.3
Repurchase of common shares
    (1,804,000 shares)                           (153.9)                       (153.9)
Common stock dividends                            (59.8)                                                                  (59.8)
Preferred stock dividends                         (27.8)                                                                  (27.8)
                                             ----------     ----------     ----------    ----------    ----------    ----------
Balances at June 30, 1997                    $ 11,288.5     $    865.4     $  3,997.2    $    469.0    $   (116.4)   $  6,073.3
                                             ==========     ==========     ==========    ==========    ==========    ==========

(1) Net of reclassification adjustments.

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Six Months Ended
                                                                         June 30,
                                                                 -----------------------
(Millions)                                                          1998          1997
                                                                 ---------     ---------
Cash flows from operating activities:
  Net income                                                     $   433.2     $   509.4
  Adjustments to reconcile net income to net cash used for
  operating activities:
    Decrease in accrued investment income                              9.9          46.1
    Increase in premiums due and other receivables                  (162.6)       (135.4)
    Increase in deferred policy acquisition costs                   (135.0)       (149.7)
    Depreciation and amortization                                    312.3         266.0
    (Decrease) Increase in income taxes                             (162.7)         80.9
    Net increase in other assets and other liabilities               (90.8)       (386.4)
    (Decrease) Increase in insurance liabilities (including
     run-off liabilities funded by investing
     activities below)                                                (6.7)        157.2
    Net realized capital gains                                      (204.3)        (36.2)
    Amortization of net investment discounts                         (67.2)        (78.5)
    Other, net                                                       (17.4)         10.7
                                                                 ---------     ---------
     Net cash (used for) provided by operating activities            (91.3)        284.1
                                                                 ---------     ---------
Cash flows from investing activities:
  Proceeds from sales of:
    Debt securities available for sale                            10,093.3       8,088.7
    Equity securities                                                480.2         344.1
    Mortgage loans                                                    59.5         116.8
    Real estate                                                      125.0         261.4
    Other investments                                                220.4         356.5
    Short-term investments                                        10,886.8       8,379.9
  Investment maturities and repayments of:
    Debt securities available for sale                             2,202.1       2,036.5
    Mortgage loans                                                   569.0         392.9
  Cost of investments in:
    Debt securities available for sale                           (11,457.4)     (9,453.4)
    Equity securities                                               (291.7)       (301.0)
    Mortgage loans                                                  (110.9)       (177.4)
    Real estate                                                      (20.2)        (34.5)
    Other investments                                               (470.6)       (827.6)
    Short-term investments                                       (10,705.8)     (8,580.2)
  Increase in property and equipment                                 (82.7)        (31.3)
  Net decrease in Separate Accounts                                    2.8          23.1
  Other, net                                                          84.0          51.3
                                                                 ---------     ---------
     Net cash provided by investing activities                     1,583.8         645.8
                                                                 ---------     ---------
Cash flows from financing activities:
  Deposits and interest credited for investment contracts            869.6         952.4
  Withdrawals of investment contracts                             (1,758.2)     (1,759.0)
  Issuance of long-term debt                                            --            .1
  Repayment of long-term debt                                       (140.8)         (3.8)
  Net (decrease) increase in short-term debt                         (21.3)        158.4
  Common stock issued under benefit plans                             26.2         118.3
  Common stock acquired                                             (150.5)       (153.9)
  Dividends paid to shareholders                                     (85.8)        (87.6)
                                                                 ---------     ---------
     Net cash used for financing activities                       (1,260.8)       (775.1)
                                                                 ---------     ---------
Effect of exchange rate changes on cash and cash equivalents          (6.1)          (.8)
                                                                 ---------     ---------
Net increase in cash and cash equivalents                            225.6         154.0
Cash and cash equivalents, beginning of period                     1,805.8       1,462.6
                                                                 ---------     ---------
Cash and cash equivalents, end of period                         $ 2,031.4     $ 1,616.6
                                                                 =========     =========
Supplemental cash flow information:
  Interest paid                                                  $    99.6     $   114.2
  Income taxes paid                                                  392.6         272.8
                                                                 ---------     ---------

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

(2) New Accounting Standards

On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over a period of 3 to 5 years. Previously, the Company expensed the cost of internal-use computer software as incurred. The adoption of this statement resulted in an after-tax increase to the results of operations of $9.2 million and $17.7 million, or $.06 and $.12 per diluted common share for the three and six months ended June 30, 1998, respectively.

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

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(2) New Accounting Standards (continued)

FAS No. 125 was effective for 1997 financial statements; however, certain provisions relating to accounting for repurchase agreements and securities lending were not effective until January 1, 1998. The adoption of those provisions effective in 1998 did not have a material effect on the Company's financial position or results of operations.

(3) Future Application of Accounting Standards

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements at the beginning of 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position and results of operations.

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

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(4) Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three and six months ended June 30, was as follows:

Three Months Ended June 30,                                                         Income         Shares       Per Common
(Millions, except per common share data)                                          (Numerator)   (Denominator)  Share Amount
                                                                                   --------       --------       --------
1998
Net income                                                                         $  265.7
Less:  preferred stock dividends                                                       13.9
Basic EPS                                                                          --------
  Income applicable to common ownership                                               251.8          145.1       $   1.74
                                                                                                                 ========
Effect of dilutive securities:
  Stock options and other (1)                                                                          1.2
  Convertible preferred stock                                                          13.9           11.1
                                                                                   --------       --------
Diluted EPS
  Income applicable to common ownership and assumed conversions                    $  265.7          157.4       $   1.69
                                                                                   ========       ========       ========
1997 (2)
Net income                                                                         $  230.1
Less:  preferred stock dividends                                                       13.9
Basic EPS                                                                          --------
  Income applicable to common ownership                                               216.2          149.9       $   1.44
                                                                                   ========                      ========
Effect of dilutive securities:
  Stock options and other (1)                                                                          1.7
                                                                                                  --------
Diluted EPS
  Income applicable to common ownership and assumed conversions                    $  216.2          151.6       $   1.43
                                                                                   ========       ========       ========

Six Months Ended June 30,                                                           Income        Shares        Per Common
(Millions, except per common share data)                                          (Numerator)  (Denominator)   Share Amount
                                                                                   --------       --------       --------
1998
Net income                                                                         $  433.2
Less:  preferred stock dividends                                                       27.8
Basic EPS                                                                          --------
  Income applicable to common ownership                                               405.4          145.3       $   2.79
                                                                                                                 ========
Effect of dilutive securities:
  Stock options and other (3)                                                                          1.2
  Convertible preferred stock                                                          27.8           11.2
                                                                                   --------       --------
Diluted EPS
  Income applicable to common ownership and assumed conversions                    $  433.2          157.7       $   2.75
                                                                                   ========       ========       ========
1997
Net income                                                                         $  509.4
Less:  preferred stock dividends                                                       27.8
Basic EPS                                                                          --------
  Income applicable to common ownership                                               481.6          149.9       $   3.21
                                                                                                                 ========
Effect of dilutive securities:
  Stock options and other (3)                                                                          1.6
  Convertible preferred stock                                                          27.8           10.0
                                                                                   --------       --------
Diluted EPS
  Income applicable to common ownership and assumed conversions                    $  509.4          161.5       $   3.15
                                                                                   ========       ========       ========

(1) Options to purchase shares of common stock for the three months ended June 30, 1998 and 1997 of 3,595,910 and 24,500, respectively, (with exercise prices ranging from $80.25 - $112.63) were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

(2) The issuable common stock related to Class C voting mandatorily convertible preferred stock (9,553,978 weighted average shares) was not included in the computation of diluted earnings per common share for the three months ended June 30, 1997 because to do so would be antidilutive.

(3) Options to purchase shares of common stock for the six months ended June 30, 1998 and 1997 of 2,560,709 and 24,500, respectively, (with exercise prices ranging from $80.25 - $112.63) were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(5) Acquisitions and Dispositions

On July 15, 1998, the Company acquired New York Life Insurance Company's NYLCare health business for $1.05 billion in cash. In addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) may be made to the extent that pre-determined earnings and membership targets are achieved. No such payments, if any, are payable prior to the year 2000.

On May 21, 1998, the Company agreed to sell its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln will contractually assume from the Company certain policyholder liabilities and obligations, although the Company will remain directly obligated to policyholders. Assets related to and supporting the life policies will be transferred to Lincoln and the Company will record a reinsurance receivable from Lincoln. The transaction is expected to result in an after-tax gain on the sale of approximately $200 million, of which a significant portion will be deferred and amortized over approximately 15 years. The amount of the gain will depend on the actual amount of assets transferred and liabilities contractually assumed from the Company at the closing date.

Completion of the sale, which is anticipated to occur in the fall of 1998, is subject to state regulatory approvals and other customary conditions. In July 1998, the Federal Trade Commission granted early termination to the waiting period for the transaction under the Hart-Scott-Rodino Antitrust Improvements Act.

Revenues for these business lines were $129 million and $264 million for the three and six months ended June 30, 1998, respectively, and $136 million and $268 million for the three and six months ended June 30, 1997, respectively. Net income, excluding Year 2000 costs in 1998 and net realized capital gains in all periods, was $24 million and $47 million for the three and six months ended June 30, 1998, respectively, and $17 million and $33 million for the three and six months ended June 30, 1997, respectively.

(6) Investments

Net investment income includes amounts allocable to experience rated contractholders of $306 million and $334 million for the three months ended June 30, 1998 and 1997, respectively, and $621 million and $673 million for the six months ended June 30, 1998 and 1997, respectively. Interest credited to contractholders is included in current and future benefits.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(6) Investments (continued)

Net realized capital gains allocable to experience rated contractholders of $64 million and $18 million for the three months ended June 30, 1998 and 1997, respectively, and $72 million and $49 million for the six months ended June 30, 1998 and 1997, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves are presented in the table below.

                                                June 30, 1998            December 31, 1997
                                           ----------------------      ----------------------
                                           Total                       Total
                                          Recorded        Specific    Recorded        Specific
(Millions)                               Investment       Reserves   Investment       Reserves
                                           ------          ------      ------          ------
Supporting discontinued products           $167.0          $ 23.4      $206.5          $ 25.8
Supporting experience rated products        108.5            16.8       110.8            16.7
Supporting remaining products                55.6             7.3        65.6             8.7
                                           ------          ------      ------          ------
Total impaired loans                       $331.1(1)       $ 47.5      $382.9(1)       $ 51.2
                                           ======          ======      ======          ======

(1) Includes impaired loans of $94.7 million and $127.7 million at June 30, 1998 and December 31, 1997, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the six months ended June 30, 1998 and 1997 is summarized below:

                                                           Supporting
                                          Supporting       Experience      Supporting
                                         Discontinued        Rated          Remaining
(Millions)                                 Products         Products        Products      Total
                                            ------           ------          ------       ------
Balance at December 31, 1997                $ 68.7           $ 31.6          $ 14.2       $114.5
Credited to net realized losses                 --               --            (2.0)        (2.0)
Charged (credited) to other accounts         (30.0)(1)         (2.0)(1)         5.3        (26.7)
Principal write-offs                           (.4)            (2.0)            (.6)        (3.0)
                                            ------           ------          ------       ------
Balance at June 30, 1998(2)                 $ 38.3           $ 27.6          $ 16.9       $ 82.8
                                            ======           ======          ======       ======

Balance at December 31, 1996                $136.7           $ 74.7          $ 35.6       $247.0
Charged to net realized capital gains           --               --              .7           .7
Credited to other accounts                      --               --             (.7)         (.7)
Principal write-offs                          (4.0)             1.3            (4.5)        (7.2)
                                            ------           ------          ------       ------
Balance at June 30, 1997(2)                 $132.7           $ 76.0          $ 31.1       $239.8
                                            ======           ======          ======       ======

(1) Reflects adjustments to reserves related to assets supporting discontinued products and experience rated products which do not affect the Company's results of operations.

(2) Total reserves at June 30, 1998 and 1997 include $47.5 million and $126.8 million of specific reserves, respectively, and $35.3 million and $113.0 million of general reserves, respectively.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(6) Investments (continued)

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                                Three Months Ended                   Six Months Ended
                                                   June 30, 1998                       June 30, 1998
                                           ------------------------------     -------------------------------
                                          Average                            Average
                                          Impaired      Income      Cash     Impaired      Income       Cash
(Millions)                                 Loans        Earned    Received    Loans        Earned     Received
                                           ------       ------     ------     ------       ------      ------
Supporting discontinued products           $167.0       $  3.3     $  3.3     $180.2       $  6.5      $  6.8
Supporting experience rated products        107.7          1.6        1.7      108.7          4.1         4.1
Supporting remaining products                51.4           .8         .6       56.6          1.7         1.6
                                           ------       ------     ------     ------       ------      ------
Total                                      $326.1       $  5.7     $  5.6     $345.5       $ 12.3      $ 12.5
                                           ------       ------     ------     ------       ------      ------

                                                 Three Months Ended                   Six Months Ended
                                                    June 30, 1997                       June 30, 1997
                                           ------------------------------     -------------------------------
                                          Average                            Average
                                          Impaired      Income      Cash     Impaired      Income       Cash
(Millions)                                 Loans        Earned    Received    Loans        Earned     Received
                                           ------       ------     ------     ------       ------      ------
Supporting discontinued products           $373.9       $  8.9     $  8.0     $377.4       $ 17.6      $ 15.9
Supporting experience rated products        215.8          4.2        3.9      227.1          8.4         7.7
Supporting remaining products               128.5          2.4        2.3      133.9          5.0         4.7
                                           ------       ------     ------     ------       ------      ------
Total                                      $718.2       $ 15.5     $ 14.2     $738.4       $ 31.0      $ 28.3
                                           ------       ------     ------     ------       ------      ------

(7) Supplemental Cash Flow Information

Significant noncash investing and financing activities include acquisition of real estate through foreclosures (including in-substance foreclosures) of mortgage loans amounting to $4 million and $25 million for the six months ended June 30, 1998 and 1997, respectively.

(8) Additional Information - Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience rated contractholders and discontinued products) were as follows:

                                                                Six Months Ended
                                                                    June 30,
                                                                -----------------
(Millions)                                                       1998       1997
                                                                ------     ------
Unrealized holding gains arising during the period (1)          $167.4     $150.6
Less:  reclassification adjustment for gains and other items
  included in net income (2)                                     201.6      135.8
                                                                ------     ------
Net unrealized gains (losses) on securities                     $(34.2)    $ 14.8
                                                                ------     ------

(1) Pretax unrealized holding gains arising during the period were $257.6 million and $231.7 million for 1998 and 1997, respectively.

(2) Pretax reclassification adjustments for gains and other items included in net income were $310.2 million and $208.9 million for 1998 and 1997, respectively.

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

Activity for the six months ended June 30, 1998 within the severance and facilities reserves (pretax) and positions eliminated related to such actions were as follows:

(Millions, except positions)                           Reserve         Positions
                                                        ------          ------
Balance at December 31, 1997                            $405.4           2,950
Actions taken (1)                                        (55.8)           (509)
                                                        ------          ------
Balance at June 30, 1998                                $349.6           2,441
                                                        ======          ======

(1) Includes $29.8 million of severance related actions. Other actions include asset write offs, vacated leased property payments and other exit costs.

The 509 positions eliminated during the six months ended June 30, 1998 related to the following segments: 83.1% - Aetna U.S. Healthcare, 12.4% - Aetna Retirement Services and 4.5% - Corporate. The Aetna U.S. Healthcare severance actions are now expected to be substantially completed by March 31, 1999 as a result of addressing customer service issues during the transition period. The Aetna Retirement Services severance actions are expected to be substantially completed by September 30, 1998. The severance actions and vacating of certain leased office space related to the Corporate segment were substantially completed in 1997. In connection with the sale of the Company's property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. The remaining lease payments (net of expected subrentals) on the facilities (other than the CityPlace office facility) are payable over approximately the next two years.

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

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 1998, the receivable from continuing products, net of related deferred taxes payable of $49 million on the accrued interest income, was $526 million. During the six months ended June 30, 1998, and the twelve months ended December 31, 1997, no funding of the receivable took place. The receivable is eliminated in consolidation.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(10) Discontinued Products (continued)

Results of discontinued products were as follows (pretax, in millions):

                                                      Charged (Credited)
                                                        to Reserve for
Three Months Ended June 30, 1998             Results    Future Losses     Net(1)
                                              ------        ------        ------
Net investment income                         $134.9        $   --        $134.9
Net realized capital gains                       9.9          (9.9)           --
Interest earned on receivable from
 continuing products                             8.7            --           8.7
Other income                                    10.5            --          10.5
                                              ------        ------        ------
Total revenue                                  164.0          (9.9)        154.1
                                              ------        ------        ------
Current and future benefits                    143.0           6.9         149.9
Operating expenses                               4.2            --           4.2
                                              ------        ------        ------
Total benefits and expenses                    147.2           6.9         154.1
                                              ------        ------        ------
Results of discontinued products              $ 16.8        $(16.8)       $   --
                                              ======        ======        ======

                                                      Charged (Credited)
                                                        to Reserve for
Three Months Ended June 30, 1997             Results     Future Losses    Net(1)
                                              ------        ------        ------
Net investment income                         $174.6        $   --        $174.6
Net realized capital gains                      63.8         (63.8)           --
Interest earned on receivable from
 continuing products                             8.3            --           8.3
Other income                                     2.6            --           2.6
                                              ------        ------        ------
Total revenue                                  249.3         (63.8)        185.5
                                              ------        ------        ------
Current and future benefits                    165.6          17.0         182.6
Operating expenses                               2.9            --           2.9
                                              ------        ------        ------
Total benefits and expenses                    168.5          17.0         185.5
                                              ------        ------        ------
Results of discontinued products              $ 80.8        $(80.8)       $   --
                                              ======        ======        ======

(1) Amounts are reflected in the June 30, 1998 and 1997 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(10) Discontinued Products (continued)

                                                      Charged (Credited)
                                                       to Reserve for
Six Months Ended June 30, 1998              Results     Future Losses     Net(1)
                                             ------        ------         ------
Net investment income                        $272.6        $   --         $272.6
Net realized capital gains                     75.0         (75.0)            --
Interest earned on receivable from
 continuing products                           17.3            --           17.3
Other income                                   16.4            --           16.4
                                             ------        ------         ------
Total revenue                                 381.3         (75.0)         306.3
                                             ------        ------         ------
Current and future benefits                   290.5           8.5          299.0
Operating expenses                              7.3            --            7.3
                                             ------        ------         ------
Total benefits and expenses                   297.8           8.5          306.3
                                             ------        ------         ------
Results of discontinued products             $ 83.5        $(83.5)        $   --
                                             ======        ======         ======


                                                      Charged (Credited)
                                                        to Reserve for
Six Months Ended June 30, 1997               Results    Future Losses     Net(1)
                                             ------        ------         ------
Net investment income                        $353.2        $   --         $353.2
Net realized capital gains                     94.3         (94.3)            --
Interest earned on receivable from
 continuing products                           16.6            --           16.6
Other income                                   10.0            --           10.0
                                             ------       -------         ------
Total revenue                                 474.1         (94.3)         379.8
                                             ------       -------         ------
Current and future benefits                   335.1          38.9          374.0
Operating expenses                              5.8            --            5.8
                                             ------       -------         ------
Total benefits and expenses                   340.9          38.9          379.8
                                             ------       -------         ------
Results of discontinued products             $133.2       $(133.2)        $   --
                                             ======       =======         ======

(1) Amounts are reflected in the June 30, 1998 and 1997 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.

Assets and liabilities of discontinued products at June 30, 1998 were as follows (1):

(Millions)
Debt securities available for sale                                      $6,235.6
Mortgage loans                                                             835.8
Real estate                                                                112.1
Short-term and other investments                                           480.8
                                                                        --------
Total investments                                                        7,664.3
Current and deferred income taxes                                          217.5
Receivable from continuing products (2)                                    575.1
                                                                        --------
Total assets                                                            $8,456.9
                                                                        ========

Future policy benefits                                                  $4,695.2
Policyholders' funds left with the Company                               1,797.5
Reserve for anticipated future losses on discontinued products           1,235.2
Other                                                                      729.0
                                                                        --------
Total liabilities                                                       $8,456.9
                                                                        ========

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 1998 was as follows (pretax):

(Millions)
Reserve at December 31, 1997                                            $1,151.7
Results of discontinued products                                            83.5
                                                                        ========
Reserve at June 30, 1998                                                $1,235.2
                                                                        ========

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

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks and other financing entities that terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .20% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at June 30, 1998 is at an annual rate of .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $7.5 billion.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(11) Debt and Guarantee of Debt Securities (continued)

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                                          June 30,    December 31,
                                                           1998          1997
                                                         ---------     ---------
Total investments (excluding Separate Accounts)          $39,926.1     $41,020.9
                                                         ---------     ---------
Total assets                                             $91,563.2     $85,138.9
                                                         ---------     ---------
Total insurance liabilities                              $38,187.5     $38,620.0
                                                         ---------     ---------
Total liabilities                                        $88,113.2     $82,160.2
                                                         ---------     ---------
Total redeemable preferred stock                         $   275.0     $   275.0
                                                         ---------     ---------
Total shareholder's equity                               $ 3,175.0     $ 2,703.7
                                                         ---------     ---------

Statements of Income Information:

                                                    Three Months Ended   Six Months Ended
                                                       June 30, 1998       June 30, 1998
                                                         ---------           ---------
Total revenue                                            $ 2,647.0           $ 5,114.7
                                                         ---------           ---------
Total benefits and expenses                              $ 2,249.3           $ 4,479.6
                                                         ---------           ---------
Income before income taxes                               $   397.8           $   635.1
                                                         ---------           ---------
Net income                                               $   263.2           $   425.5
                                                         ---------           ---------

The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at June 30, 1998 without prior approval by state regulatory authorities is limited to approximately $638 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

                           AETNA INC. AND SUBSIDIARIES

                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(12) Litigation

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions have been transferred to the United States District Court for the Eastern District of Pennsylvania for consolidated pretrial proceedings with the cases pending there. The plaintiffs have filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleges that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. The litigation is still in the preliminary stages, and the Company is defending the actions vigorously.

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

                       Independent Auditors' Review Report


The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the related condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
August 4, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three and six months ended June 30, 1998 and 1997. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

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

Consolidated Results

The Company reported net income of $266 million for the second quarter of 1998 compared to $230 million for the same period in 1997. Net income per diluted common share for the three months ended June 30, 1998 was $1.69 compared with $1.43 a year ago.

Net income for the second quarter of 1998 includes Year 2000 remediation costs of $25 million. Results in the second quarter of 1997 included reductions in the severance and facilities reserve for Aetna U.S. Healthcare of $20 million. Net realized capital gains were $113 million for the three months ended June 30, 1998 and $24 million for the three months ended June 30, 1997. Excluding these items, earnings were $178 million for the three months ended June 30, 1998 compared to $186 million for the same period in 1997.

Net income for the six months ended June 30, 1998 was $433 million compared to $509 million for the same period in 1997 while per diluted common share amounts for the six months ended June 30, 1998 were $2.75 compared with $3.15 a year ago.

Year 2000 remediation costs were $41 million for the first six months of 1998. Results for the first six months of 1997 included reductions in the severance and facilities reserve for Aetna U.S. Healthcare of $29 million and also included a benefit of $108 million related to a reserve reduction for Large Case Pensions. Net realized capital gains were $134 million for the six months ended June 30, 1998 and $8 million for the same period in 1997. Excluding these items, earnings were $340 million for the first six months of 1998 compared to $363 million for the same period in 1997.

The Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective January 1, 1998, which requires the capitalization and amortization of certain internal-use software. Previously, the Company expensed these costs. As a result of this new standard, earnings included a net benefit from capitalizing internal-use software of $9 million for the second quarter of 1998 and $18 million for the six months ended June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW (CONTINUED)

Business Results

For the three and six months ended June 30, 1998, Aetna U.S. Healthcare's earnings decreased from the same periods a year ago, primarily due to lower Indemnity and PPO results and increased Medicare HMO medical costs. Aetna Retirement Services' earnings increased for the three and six months ended June 30, 1998 primarily due to higher fee income earned on a growing base of financial services assets under management and favorable individual life results. Aetna International's earnings improved during the three and six months ended June 30, 1998 primarily due to favorable results in Brazil, new pension business in Mexico and continued business growth in Taiwan. Large Case Pensions' results declined for the three and six months ended June 30, 1998 as capital was redeployed to other businesses of the Company.

Acquisition of NYLCare Health Business

On July 15, 1998, the Company acquired New York Life Insurance Company's NYLCare health business for $1.05 billion in cash. In addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) may be made to the extent that pre-determined earnings and membership targets are achieved. No such payments, if any, are payable prior to the year 2000.

The Company completed the transaction using funds made available from the issuance of commercial paper. The Company expects to ultimately finance the transaction in part with medium- or long-term fixed income securities and also with a portion of the proceeds to be received from the sale of its domestic individual life insurance business, described below.

Subsequent to the closing, the Company's results will be affected by, among other things, the operating results of the NYLCare health business, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) of approximately $960 million created as a result of the transaction. See "Aetna U.S. Healthcare" for further discussion.

Sale of Domestic Individual Life Insurance Business

On May 21, 1998, the Company agreed to sell its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln will contractually assume from the Company certain policyholder liabilities and obligations, although the Company will remain directly obligated to policyholders. Assets related to and supporting the life policies will be transferred to Lincoln and the Company will record a reinsurance receivable from Lincoln. The transaction is expected to result in an after-tax gain on the sale of approximately $200 million, of which a significant portion will be deferred and amortized over approximately 15 years. The amount of the gain will depend on the actual amount of assets transferred and liabilities contractually assumed from the Company at the closing date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Sale of Domestic Individual Life Insurance Business (Continued)

Completion of the sale, which is anticipated to occur in the fall of 1998, is subject to state regulatory approvals and other customary conditions. In July 1998, the Federal Trade Commission granted early termination to the waiting period for the transaction under the Hart-Scott-Rodino Antitrust Improvements Act.

Proceeds from the sale are expected to be used to finance a portion of the purchase price of the NYLCare health business. The remaining proceeds are expected to be used for general corporate purposes, including internal growth, acquisitions and share repurchases. See "Aetna Retirement Services" for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE

Operating Summary

                                           Three Months Ended June 30,             Six Months Ended June 30,
                                        ----------------------------------     ----------------------------------
(Millions)                                1998         1997       % Change       1998         1997       % Change
                                        --------     --------     --------     --------     --------     --------
Premiums                                $2,847.0     $2,737.3          4.0%    $5,686.0     $5,423.4          4.8%
Net investment income                      131.6        109.2         20.5        253.3        212.8         19.0
Fees and other income                      352.1        388.3         (9.3)       703.1        766.4         (8.3)
Net realized capital gains (losses)         33.2        (22.0)          --         44.2        (34.9)          --
                                        --------     --------     --------     --------     --------     --------
   Total revenue                         3,363.9      3,212.8          4.7      6,686.6      6,367.7          5.0
                                        --------     --------     --------     --------     --------     --------

Current and future benefits              2,436.2      2,295.9          6.1      4,872.8      4,545.8          7.2
Operating expenses                         633.3        609.0          4.0      1,243.9      1,200.4          3.6
Amortization of goodwill and other
 acquired intangible assets                 90.7         90.5           .2        181.4        180.9           .3
Amortization of deferred policy
 acquisition costs                            .2          8.6        (97.7)          .3         13.1        (97.7)
Reductions of severance and
 facilities reserve                           --        (31.0)       100.0           --        (45.0)       100.0
                                        --------     --------     --------     --------     --------     --------
   Total benefits and expenses           3,160.4      2,973.0          6.3      6,298.4      5,895.2          6.8
                                        --------     --------     --------     --------     --------     --------
Income before income taxes                 203.5        239.8        (15.1)       388.2        472.5        (17.8)
Income taxes                                93.0        100.6         (7.6)       178.9        219.1        (18.3)
                                        --------     --------     --------     --------     --------     --------
Net income (1)                          $  110.5     $  139.2        (20.6)    $  209.3     $  253.4        (17.4)
                                        ========     ========     ========     ========     ========     ========
Net realized capital gains (losses),
 net of tax (included above)            $   21.5     $  (12.8)          --     $   28.6     $  (39.2)          --
                                        ========     ========     ========     ========     ========     ========

(1) Net income includes a net benefit from capitalizing internal-use software of $4.2 million for the three months ended June 30, 1998 and $8.5 million for the six months ended June 30, 1998.

Aetna U.S. Healthcare's net income decreased $29 million for the three months ended June 30, 1998 and $44 million for the six months ended June 30, 1998, compared to the same periods a year ago. These results include costs related to Year 2000 remediation of $16 million (after tax) for the second quarter of 1998 and $24 million (after tax) for the six months ended June 30, 1998. Results also include reductions in the severance and facilities reserve of $20 million (after tax) for the three months ended June 30, 1997 and $29 million (after tax) for the six months ended June 30, 1997. Excluding these items and net realized capital gains or losses, results decreased $27 million for the second quarter of 1998 and $58 million for the six months ended June 30, 1998 when compared to the same periods a year ago, reflecting lower Health Risk and Group Insurance and Other Health earnings.

Net realized capital losses for the three months ended June 30, 1997 include losses of $11 million (after tax) and for the six months ended June 30, 1997 losses of $44 million (after tax) related to the sale of Aetna Professional Management Corporation ("APMC"), a physician practice management business. The earnings of APMC were not material to the results of Aetna U.S. Healthcare.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Business Results

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare, the earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets, Year 2000 costs in 1998, the reductions in the severance and facilities reserve in 1997 and net realized capital gains or losses.

                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                        -----------------     -----------------
(Millions)                               1998       1997       1998       1997
                                        ------     ------     ------     ------
Health Risk                             $ 95.0     $110.7     $188.7     $236.0
Group Insurance and Other Health          84.3       95.7      165.9      176.3
                                        ------     ------     ------     ------
Total Aetna U.S. Healthcare (1)         $179.3     $206.4     $354.6     $412.3
                                        ======     ======     ======     ======
Commercial HMO Medical Loss Ratio         81.2%      81.7%      81.9%      82.0%
                                        ------     ------     ------     ------
Medicare HMO Medical Loss Ratio           95.5%      92.4%      94.2%      91.3%
                                        ------     ------     ------     ------
Health Risk Medical Loss Ratio            84.9%      83.6%      85.0%      83.1%
                                        ------     ------     ------     ------

(1) Net income includes a net benefit from capitalizing internal-use software of $4.2 million for the three months ended June 30, 1998 and $8.5 million for the six months ended June 30, 1998.

Health Risk

Earnings for the Health Risk business (which includes all health products for which Aetna U.S. Healthcare assumes all or a majority of health care costs and utilization risk) for the three and six months ended June 30, 1998 were affected by several factors.

Indemnity and preferred provider organization ("PPO") results for the three and six months ended June 30, 1998 were lower than the same periods a year ago due to declining membership, in part reflecting a shift to managed care products, as well as higher favorable prior year reserve runoff in 1997.

Health Risk earnings for the three and six months ended June 30, 1998 also reflect increased operating expenses related to customer service enhancements, which are expected to continue until targeted levels of performance have been achieved, partially offset by higher investment income due to increased equity partnership income and a shift in strategy to higher yielding investments. The Health Risk SG&A ratio was 12.2% for the second quarter of 1998 and 11.9% for the six months ended June 30, 1998 compared with 12.0% and 11.8% for these periods a year ago.

Results for the three and six months ended June 30, 1998 were also affected by favorable health maintenance organization ("HMO") results due to enrollment growth and premium rate increases partially offset by higher HMO medical costs, particularly for the Medicare HMO business.

Commercial HMO premiums per member per month ("PMPM") increased by 2% for the three and six months ended June 30, 1998 compared with the same 1997 periods. Medicare HMO premiums PMPM were level in the second quarter of 1998 and increased 1% for the six months ended June 30, 1998 compared with the same 1997 periods. These increases in HMO premiums PMPM were due to premium rate increases offset in part by the impact of geographic mix.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Commercial HMO medical costs PMPM increased by 1% for the three months ended June 30, 1998 and by 2% for the six months ended June 30, 1998 compared with the same 1997 periods. The higher Commercial medical costs PMPM for the three and six months ended June 30, 1998 were primarily due to higher pharmacy, physician and outpatient utilization.

Medicare HMO medical costs PMPM increased by 4% for the three and six months ended June 30, 1998 compared with the same 1997 periods. The higher Medicare HMO medical costs PMPM for the three and six months ended June 30, 1998 were primarily due to higher pharmacy, physician and outpatient utilization.

The Commercial HMO medical loss ratio decreased for the three and six months ended June 30, 1998 when compared to the same periods a year ago, reflecting premium rate increases which outpaced medical cost increases, partially offset by membership growth in regions with higher medical loss ratios. The Medicare HMO medical loss ratio increased for the three and six months ended June 30, 1998 when compared to the same periods a year ago due to higher medical costs resulting from increased utilization.

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

Group Insurance and Other Health

Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. Results for the second quarter of 1998 decreased by $11 million and for the first six months of 1998 decreased by $10 million when compared with the same periods in 1997. These results were primarily due to a decrease in nonrisk health and group insurance membership and, for the three months ended June 30, 1998, unfavorable experience in the disability product line. The decreases in earnings resulting from these factors were partially offset by higher investment income due to increased equity partnership income and a shift in strategy to higher yielding investments in both periods.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Membership

Aetna U.S. Healthcare's membership was as follows:

                                           June 30, 1998                       June 30, 1997 (1)
                                           -------------                       -----------------

(Thousands)                        Risk       Nonrisk       Total        Risk        Nonrisk       Total
-----------                        ----       -------       -----        ----        -------       -----

HMO
  Commercial (2)                  3,905          399        4,304        3,536          578        4,114
  Medicare                          405         --            405          349           20          369
  Medicaid                           69         --             69          107         --            107
                                  -----        -----       ------        -----        -----       ------
   Total HMO                      4,379          399        4,778        3,992          598        4,590
POS                                 266        2,515        2,781          328        2,432        2,760
PPO                                 572        2,771        3,343          737        2,902        3,639
Indemnity                           253        2,301        2,554          398        2,328        2,726
                                  -----        -----       ------        -----        -----       ------
   Total Health Membership        5,470        7,986       13,456        5,455        8,260       13,715
                                  =====        =====       ======        =====        =====       ======

Group Insurance: (3)
  Group Life                                                9,507                                 9,903
  Disability                                                2,737                                 2,566
  Long-Term Care                                               92                                    96

(1) Health membership as of June 30, 1997 reflects improved data as a result of system and plan conversions. The conversions predominately affected Indemnity and PPO membership and had an immaterial impact on all other health products. June 30, 1997 membership reflects adjustments which continued to occur through the latter half of 1997 as applied to June 30, 1997 membership previously reported.

(2) Includes 1,007 thousand POS members who access primary care physicians and referred care through an HMO network at June 30, 1998 and 867 thousand at June 30, 1997.

(3) Group Insurance membership as of June 30, 1997 reflects improved data as a result of the conversion to a new membership reporting system. June 30, 1997 membership reflects adjustments which continued to occur through the latter half of 1997 as applied to June 30, 1997 membership previously reported. Many Group Insurance members participate in more than one type of Aetna U.S. Healthcare coverage and are counted in each.

Total Health membership as of June 30, 1998 decreased by 259 thousand members, or 2%, when compared to June 30, 1997. Membership increases in Commercial HMO, Medicare HMO and point-of-service ("POS") were more than offset by declines in Indemnity, PPO and Medicaid HMO enrollment. The decline in Indemnity enrollment reflects, among other factors, the continued migration of Indemnity members to managed care products. Total HMO membership as of June 30, 1998 increased by 188 thousand members, or 4%, when compared to June 30, 1997.

Total Revenue and Expense

Revenue for Aetna U.S. Healthcare, excluding revenue in the second quarter and first six months of 1997 related to certain Medicare administrative services no longer provided by Aetna U.S. Healthcare and excluding net realized capital gains or losses, increased $122 million, or 4%, for the quarter ended June 30, 1998 and increased $290 million or 5%, for the six months ended June 30, 1998 compared to the same periods in 1997. These increases were primarily due to membership growth in Commercial and Medicare HMOs partially offset by lower Indemnity and PPO membership, as well as due to premium rate increases on business being renewed during the first six months of 1998.

Operating expenses for Aetna U.S. Healthcare, excluding operating expenses in the second quarter and first six months of 1997 related to certain Medicare administrative services no longer provided by Aetna U.S. Healthcare, increased by $50 million or 9%, for the quarter ended June 30, 1998 and increased $95 million or 8%, for the six months ended June 30, 1998 compared with the same periods in 1997, primarily related to higher HMO membership, customer service enhancements and costs related to Year 2000 remediation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)


Acquisition of NYLCare Health Business

The acquisition of the NYLCare health business continues the Company's strategy to invest in its health business. Included in the acquisition are NYLCare's HMO, POS, PPO and Indemnity health businesses as well as its group life and disability businesses. At June 30, 1998, the NYLCare health business had approximately 2.2 million health members. Subsequent to the acquisition of this business on July 15, 1998, Aetna U.S. Healthcare's results will be affected by, among other things, the operating results of the NYLCare business and the amortization of intangible assets (primarily goodwill) created as a result of the transaction.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES

Operating Summary

                                                      Three Months Ended June 30,                  Six Months Ended June 30,
                                                      ---------------------------                  -------------------------
 (Millions)                                      1998           1997         % Change        1998           1997          % Change
                                                 ----           ----         --------        ----           ----          --------
Premiums (1)                                   $   34.9       $   38.0           (8.2)%   $    75.2      $    78.4           (4.1)%
Net investment income                             268.8          279.4           (3.8)        536.4          552.0           (2.8)
Fees and other income                             169.9          136.5           24.5         332.6          270.9           22.8
Net realized capital gains                         10.1            3.8          165.8           7.9            9.2          (14.1)
                                               --------       --------       --------     ---------      ---------       --------
   Total revenue                                  483.7          457.7            5.7         952.1          910.5            4.6
                                               --------       --------       --------     ---------      ---------       --------

Current and future benefits                       235.3          256.0           (8.1)        485.6          522.2           (7.0)
Operating expenses                                104.0           91.7           13.4         205.7          173.1           18.8
Amortization of deferred policy
 acquisition costs                                 36.5           25.9           40.9          70.5           47.3           49.0
                                               --------       --------       --------     ---------      ---------       --------
   Total benefits and expenses                    375.8          373.6             .6         761.8          742.6            2.6
                                               --------       --------       --------     ---------      ---------       --------

Income before income taxes                        107.9           84.1           28.3         190.3          167.9           13.3
Income taxes                                       34.5           25.1           37.5          58.6           52.5           11.6
                                               --------       --------       --------     ---------      ---------       --------

Net income (2)                                 $   73.4       $   59.0           24.4     $   131.7      $   115.4           14.1
                                               ========       ========       ========     =========      =========       ========
Net realized capital gains,
 net of tax (included above)                   $    6.5       $    2.5          160.0     $     5.1      $     6.0          (15.0)
                                               ========       ========       ========     =========      =========       ========

Deposits not included in premiums above:
  Annuities - fixed options                    $  275.6       $  298.4           (7.6)    $   608.7      $   578.6            5.2
  Annuities - variable options                    947.5          796.2           19.0       1,854.6        1,614.3           14.9
  Individual Life Insurance                       129.6          117.3           10.5         260.7          237.8            9.6
                                               --------       --------       --------     ---------      ---------       --------
    Total                                      $1,352.7       $1,211.9           11.6     $ 2,724.0      $ 2,430.7           12.1
                                               ========       ========       ========     =========      =========       ========

Assets under management: (3)
  Annuities - fixed options                                                               $11,947.1      $11,898.1             .4
  Annuities - variable options (4)                                                         23,932.5       17,527.1           36.5
                                                                                          ---------      ---------       --------
    Subtotal Annuities                                                                     35,879.6       29,425.2           21.9
  Other investment advisory (5)                                                            11,312.1        4,525.0          150.0
                                                                                          ---------      ---------       --------
    Financial services                                                                     47,191.7       33,950.2           39.0
  Individual Life Insurance                                                                 3,267.0        2,993.3            9.1
                                                                                          ---------      ---------       --------
    Total                                                                                 $50,458.7      $36,943.5           36.6
                                                                                          =========      =========       ========
Individual life insurance
 coverage issued                                                                          $ 2,092.0      $ 2,538.0          (17.6)
                                                                                          =========      =========       ========
Individual life insurance
 coverage in force                                                                        $49,607.8      $49,471.4             .3
                                                                                          =========      =========       ========

(1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $13.7 million for the three months ended June 30, 1998 and 1997, $28.0 million for the six months ended June 30, 1998 and $30.1 million for the six months ended June 30, 1997.

(2) Net income includes a net benefit from capitalizing internal-use software of $2.6 million for the three months ended June 30, 1998 and $4.3 million for the six months ended June 30, 1998.

(3) Excludes net unrealized capital gains of approximately $599.9 million at June 30, 1998 and $318.0 million at June 30, 1997.

(4) Includes $6,603.3 million at June 30, 1998 and $6,017.6 million at June 30, 1997 of assets held and managed by unaffiliated mutual funds.

(5) The June 30, 1998 balance includes the transfer of $3,163.5 million of assets that were previously reported in the Large Case Pensions segment, reflecting the consolidation of certain products which complement Aetna Retirement Services' business strategy.

Aetna Retirement Services' ("ARS") net income for the second quarter of 1998 increased $14 million when compared to the same period in 1997. Net income for the six months ended June 30, 1998 increased $16 million when compared to the same period in 1997. Results include Year 2000 remediation costs of $5 million (after tax) for the second quarter of 1998 and $9 million (after tax) for the first six months of 1998. Excluding Year 2000 costs and net realized capital gains, results for the second quarter of 1998 increased $16 million, or 27%, compared to the second quarter of 1997. Results for the six months ended June 30, 1998 increased $26 million, or 24%, compared to the same period in 1997. The 1998 results reflect improved earnings from both financial services products and individual life insurance products.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES (CONTINUED)


Business Results

                              Three Months Ended June 30,    Six Months Ended June 30,
                              ---------------------------    -------------------------
(Millions)                               1998        1997            1998         1997
----------                               ----        ----            ----         ----
Financial services                     $ 47.8      $ 39.8          $ 88.6       $ 76.5
Individual life insurance                24.2        16.7            47.2         32.9
                                       ------      ------          ------       ------
  Total                                $ 72.0      $ 56.5          $135.8       $109.4
                                       ======      ======          ======       ======

The increase in earnings for financial services products for both the three and six months ended June 30, 1998 reflect increased fee income from increased assets under management. Assets under management (excluding approximately $3 billion of assets under management that were previously reported in the Large Case Pensions segment) increased by 30% primarily due to appreciation in the stock market and additional net deposits (deposits less surrenders), as well as the inclusion of assets under management of Financial Network Investment Corporation ("FNIC"), which was acquired in July 1997. Changes in financial services product mix caused earnings growth to lag assets under management growth.

Partially offsetting the increases in fee income were increased operating expenses, principally due to expenses of FNIC. The six months ended June 30, 1998 reflect increased expenses due to business growth and continued strategic investment. However, operating expenses as a percentage of assets under management declined in both periods.

Earnings for the three and six months ended June 30, 1998 from individual life insurance products increased primarily due to favorable investment margins and mortality experience and in the first quarter of 1998, from a benefit from the termination of a reinsurance arrangement related to the participating life insurance business.

Of the $11.9 billion of fixed annuity assets under management at June 30, 1998 and 1997, 26% were fully guaranteed and 74% were experience rated at June 30, 1998 and 24% were fully guaranteed and 76% were experience rated at June 30, 1997. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.5% and 7.8% and the average annualized earned rates on investments supporting experience rated investment contracts were 7.9% and 8.0% for the six months ended June 30, 1998 and 1997. The average annualized credited rates on fully guaranteed investment contracts were 6.6% and 6.7% and the average annualized credited rates on experience rated investment contracts were 5.8% and 5.9% for the six months ended June 30, 1998 and 1997. The resulting annualized interest margins on fully guaranteed investment contracts were .9% and 1.1% and on experience rated investment contracts was 2.1% for the six months ended June 30, 1998 and 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES (CONTINUED)


Sale of Domestic Individual Life Insurance Business

The Company's agreement to sell its domestic individual life insurance business to Lincoln includes approximately $50 billion of individual life insurance in-force as well as access to a managing general agent and brokerage distribution channel. The transaction is generally in the form of an indemnity reinsurance arrangement and covers the following lines of insurance: traditional life, universal life, participating life, sponsored life and corporate-owned life insurance and pension life. Pension life results, which are reported in Financial Services, are not material to ARS' results and therefore are not included below. Revenues for these business lines were $129 million for the second quarter of 1998 compared to $136 million for the second quarter of 1997, and $264 million for the first six months of 1998 compared to $268 million for the same period in 1997. Net income, excluding Year 2000 costs in 1998 and net realized capital gains in all periods, was $24 million for the second quarter of 1998 compared to $17 million for the second quarter of 1997, and $47 million for the first six months of 1998 compared to $33 million for the same period in 1997. Comparable results were $75 million for the year ended December 31, 1997. See "Overview" for further discussion of the sale.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary

                                              Three Months Ended June 30,              Six Months Ended June 30,
                                              ---------------------------              -------------------------
(Millions)                                  1998         1997       % Change        1998          1997        % Change
----------                                  ----         ----       --------        ----          ----        --------

Premiums                                   $367.8       $359.0          2.5%       $687.1        $676.4          1.6%
Net investment income                       119.3         93.8         27.2         237.6         186.1         27.7
Fees and other income                        26.5         32.6        (18.7)         58.4          66.7        (12.4)
Net realized capital gains (losses)           7.2          6.9          4.3          (5.1)         10.8         --
                                           ------       ------       ------        ------        ------       ------
   Total revenue                            520.8        492.3          5.8         978.0         940.0          4.0
                                           ------       ------       ------        ------        ------       ------

Current and future benefits                 304.8        300.2          1.5         582.5         576.5          1.0
Operating expenses                          121.8        114.6          6.3         236.4         215.0         10.0
Interest expense                              3.1          1.5        106.7           5.8           3.2         81.3
Amortization of goodwill and other
 acquired intangible assets                   5.2          4.8          8.3          10.3           7.1         45.1
Amortization of deferred policy
 acquisition costs                           26.1         20.9         24.9          44.4          40.4          9.9
                                           ------       ------       ------        ------        ------       ------
   Total benefits and expenses              461.0        442.0          4.3         879.4         842.2          4.4
                                           ------       ------       ------        ------        ------       ------

Income before income taxes                   59.8         50.3         18.9          98.6          97.8           .8
Income taxes                                 14.8         13.9          6.5          25.6          30.4        (15.8)
                                           ------       ------       ------        ------        ------       ------

Net income (1)                             $ 45.0       $ 36.4         23.6        $ 73.0        $ 67.4          8.3
                                           ======       ======       ======        ======        ======       ======
Net realized capital gains (losses),
 net of tax (included above)               $  5.4       $  4.2         28.6        $ (2.4)       $  7.7         --
                                           ======       ======       ======        ======        ======       ======

(1) Net income includes a net benefit from capitalizing internal-use software of $.7 million for the three months ended June 30, 1998 and $1.0 million for the six months ended June 30, 1998.

Aetna International's net income for the three months ended June 30, 1998 increased by $9 million compared with the same period in 1997. Net income for the first six months of 1998 increased by $6 million compared with the same period in 1997. Results include Year 2000 remediation costs of $1 million (after tax) for the second quarter of 1998 and $3 million (after tax) for the first six months of 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended June 30, 1998 increased $9 million, or 26%, from the corresponding prior year period. Results for the first six months of 1998 increased $19 million, or 31%, from the corresponding prior year period. The increase in 1998 results, as shown below, primarily reflect the Company's operations in Brazil, which were acquired in April 1997, new pension business in Mexico as well as continued business growth in Taiwan.

Earnings by major geographic location, excluding Year 2000 costs and net realized capital gains or losses were as follows:

                   Three Months Ended June 30,  Six Months Ended June 30,
                   ---------------------------  -------------------------
(Millions)                   1998         1997         1998         1997
----------                   ----         ----         ----         ----
Asia Pacific (1)            $15.6        $13.7        $27.9        $25.8
Americas (2)                 28.6         18.8         57.2         34.9
Other (3)                    (3.5)         (.3)        (6.9)        (1.0)
                            =====        =====        =====        =====
   Total                    $40.7        $32.2        $78.2        $59.7
                            =====        =====        =====        =====

(1)      Includes Hong Kong, Taiwan, Indonesia, Malaysia, Philippines and New
         Zealand.

(2)      Includes Argentina, Brazil, Canada, Mexico, Venezuela, Chile and Peru.

(3)      Includes general and other miscellaneous expenses.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary
                                                   Three Months Ended June 30,                  Six Months Ended June 30,
                                                   ---------------------------                  -------------------------
(Millions)                                    1998            1997          % Change        1998         1997         % Change
----------                                    ----            ----          --------        ----         ----         --------

Premiums                                   $    29.4       $    43.8            (32.9)%  $    69.4    $    87.3         (20.5)%
Net investment income                          301.7           361.2            (16.5)       605.4        726.8         (16.7)
Fees and other income (1)                        4.7             8.4            (44.0)         9.3         17.3         (46.2)
Net realized capital gains (losses)             14.1            (6.1)            --           52.0         (1.2)         --
                                           ---------       ---------        ---------    ---------    ---------     ---------
   Total revenue                               349.9           407.3            (14.1)       736.1        830.2         (11.3)
                                           ---------       ---------        ---------    ---------    ---------     ---------

Current and future benefits                    294.4           356.5            (17.4)       600.4        721.2         (16.7)
Operating expenses (1)                           5.9             8.2            (28.0)        11.9         15.8         (24.7)
Reduction of loss on discontinued
products                                        --              --               --           --         (172.5)        100.0
                                           ---------       ---------        ---------    ---------    ---------     ---------
   Total benefits and expenses                 300.3           364.7            (17.7)       612.3        564.5           8.5
                                           ---------       ---------        ---------    ---------    ---------     ---------

Income before income taxes                      49.6            42.6             16.4        123.8        265.7         (53.4)
Income taxes                                    18.6            17.6              5.7         45.6         99.3         (54.1)
                                           ---------       ---------        ---------    ---------    ---------     ---------

    Net income                             $    31.0       $    25.0             24.0    $    78.2    $   166.4         (53.0)
                                           =========       =========        =========    =========    =========     =========
Net realized capital gains (losses),
 net of tax (included above)               $     9.1       $    (3.1)            --      $    33.8    $      .1          --
                                           =========       =========        =========    =========    =========     =========
Deposits not included in premiums
 above                                     $   216.6       $   417.2            (48.1)   $   484.0    $   922.2         (47.5)
                                           =========       =========        =========    =========    =========     =========

Assets under management (1)(2)(3)                                                        $29,707.6    $33,849.5         (12.2)
                                                                                         =========    =========     =========

(1) Three months ended June 30, 1997 included $1.6 million of fees and other income and $.8 million of operating expenses and six months ended June 30, 1997 included $3.6 million of fees and other income and $1.6 million of operating expenses and at June 30, 1997, assets of $2,997.8 million which are currently reported in the ARS segment, reflect the consolidating of the Company's investment advisory services and certain other products which complement ARS' business strategy.

(2) Excludes net unrealized capital gains of approximately $690.6 million at June 30, 1998 and $254.6 million at June 30, 1997.

(3) Includes assets under management of $6,974.1 million at June 30, 1998 and $7,751.3 million at June 30, 1997 related to discontinued products.

Large Case Pensions' net income for the three months ended June 30, 1998 increased $6 million compared with the same period in 1997. Results for the second quarter of 1998 include costs of $.3 million (after tax) related to Year 2000 remediation. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended June 30, 1998 decreased $6 million from the corresponding prior year period. Earnings decreased as net investment income was reduced as capital supporting the Large Case Pensions segment was redeployed to other businesses of the Company as obligations matured.

Net income for the six months ended June 30, 1998 decreased $88 million compared with the first six months of 1997. During the first six months of 1997, as a result of continued favorable developments in real estate markets, the Company released $108 million (after tax) of the reserve related to discontinued products. Excluding Year 2000 costs of $.4 million (after tax) for the first six months of 1998, the 1997 reserve release and net realized capital gains or losses, results for the six months ended June 30, 1998 decreased $13 million from the corresponding prior year period. The decrease in earnings continues to reflect the reduction of capital supporting this business.

Assets under management at June 30, 1998 were 12% lower than a year earlier, primarily as a result of the continuing runoff of underlying liabilities and consolidation into the ARS segment of the Company's investment advisory services and certain other products which complement ARS' business strategy.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

General account assets supporting experience rated products (where the customer, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------    -------------------------
(Millions)                                               1998         1997            1998         1997
----------                                               ----         ----            ----         ----
Scheduled contract maturities
  and benefit payments (1)                             $235.9       $230.6          $473.0       $457.4

Contractholder withdrawals other
  than scheduled contract maturities
  and benefit payments                                   99.8         50.3           172.5        136.1

Participant directed withdrawals                         24.8         30.9            52.6         64.8
                                                       ------       ------          ------       ------

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

The results of discontinued products were as follows:

                                         Three Months Ended June 30,  Six Months Ended June 30,
                                         ---------------------------  -------------------------
 (Millions)                                   1998        1997           1998         1997
                                              ----        ----           ----         ----
Interest margin                             $ (5.2)      $  5.9         $(11.6)      $ 11.8
Net realized capital gains (1)                 6.5         41.5           48.8         61.3
Interest earned on receivable from
 continuing products                           5.6          5.4           11.2         10.8
Other, net                                     1.9         (1.6)           1.6           .3
                                            ------       ------         ------       ------
Results of discontinued products,
 after tax                                  $  8.8       $ 51.2         $ 50.0       $ 84.2
                                            ======       ======         ======       ======
Results of discontinued products,
 pretax                                     $ 16.8       $ 80.8         $ 83.5       $133.2
                                            ======       ======         ======       ======
Net realized capital gains from sales
 of bonds, after tax (included above)       $  6.0       $  8.1         $ 29.1       $ 11.9
                                            ======       ======         ======       ======

(1) Includes net realized capital gains of $1.5 million for the three months ended June 30, 1998, $4.1 million for the three months ended June 30, 1997, $22.7 million for the six months ended June 30, 1998 and $20.2 million for the six months ended June 30, 1997 related to continued favorable developments in real estate markets. The 1997 results also include net realized capital gains of $37.3 million for the three and six months ended June 30 resulting from the sale of investments to meet liquidity needs.

The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Total assets supporting discontinued products and the reserve include a receivable from continuing products of $526 million (after tax) at June 30, 1998. Interest income accrues on this receivable at the discount rate used to calculate the reserve.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax):

                                                          Six Months Ended
 (Millions)                                                  June 30, 1998
 ----------                                               ----------------
Reserve at December 31, 1997                               $1,151.7
Results of discontinued products                               83.5
                                                           --------
  Reserve at June 30, 1998                                 $1,235.2
                                                           ========

Distributions on discontinued products were as follows:

                                           Three Months Ended June 30,    Six Months Ended June 30,
                                           ---------------------------    -------------------------
  (Millions)                                         1998         1997            1998         1997
  ----------                                         ----         ----            ----         ----
Scheduled contract maturities,
  settlements and benefit payments               $  392.6     $  423.8         $  860.1     $  866.9


Participant directed withdrawals                      6.5          9.7             12.9         19.7
                                                 --------     --------         --------     --------

See Note 10 of Condensed Notes to Financial Statements for additional information.

CORPORATE

Operating Summary

                                             Three Months Ended June 30,               Six Months Ended June 30,
                                             ---------------------------               -------------------------
(Millions, after tax)                   1998         1997       % Change        1998         1997       % Change
---------------------                   ----         ----       --------        ----         ----       --------
Interest expense                       $34.7        $38.5         (9.9)%       $69.9        $73.7         (5.2)%
Other expense, net (1)                  27.3         24.5         11.4          53.6         53.3           .6
Net realized capital (gains) (2)       (70.2)       (33.5)       109.6         (68.5)       (33.8)       102.7

(1) Includes a net benefit from capitalizing internal-use software of $1.7 million for the three months ended June 30, 1998 and $3.9 million for the six months ended June 30, 1998.

(2) After-tax net realized capital gains in 1998 include gains of $74.4 million during the three and six months ended June 30, 1998 related to the sale of the Company's remaining investment in Travelers Property Casualty Corporation.

The Corporate segment includes interest expense and other expenses which are not directly related to the Company's business segments. "Other Expense" includes corporate expenses such as staff area expenses, advertising and contributions, which are partially offset by net investment income. Subsequent to July 15, 1998 interest expense will increase due to the issuance of debt to fund the NYLCare health business acquisition. See "Liquidity and Capital Resources".

Included in other expense are costs related to Year 2000 remediation of $2 million (after tax) for the second quarter of 1998 and $4 million (after tax) for the first six months of 1998.

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

Based on the Company's overall exposure to market risk, the Company believes that these hypothetical changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of June 30, 1998. See the Company's 1997 Annual Report for a more complete discussion of "Risk Management and Market Sensitive Instruments".

Debt Securities

Debt securities represented 82% of the Company's total general account invested assets at June 30, 1998 and 80% at December 31, 1997. Debt securities were as follows:

                                                                 June 30,         December 31,
(Millions)                                                           1998                 1997
----------                                                           ----                 ----
Supporting discontinued products                                  $ 6,235.6        $ 6,471.4
Supporting experience rated products                               14,703.2         15,322.8
Supporting remaining products                                      13,011.7         12,450.8
                                                                  ---------        ---------
 Total debt securities (1)                                        $33,950.5        $34,245.0
                                                                  =========        =========

(1) Total debt securities include "Below Investment Grade" securities of $2.2 billion at June 30, 1998 and $2.0 billion at December 31, 1997 of which 60.4% at June 30, 1998 and 61.5% at December 31, 1997 support discontinued and experience rated products. See the Company's 1997 Annual Report for a discussion of "Below Investment Grade" securities.

Debt securities reflected net unrealized capital gains of $1.7 billion at June 30, 1998 and $1.6 billion at December 31, 1997. Of the net unrealized capital gains at June 30, 1998, $418 million related to assets supporting discontinued products and $727 million related to experience rated pension contractholders.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities were residential collateralized mortgage obligations ("CMOs") as follows:

                                             June 30,   December 31,
                                             --------   ------------
(Millions)                                       1998           1997
----------                                       ----           ----

Supporting discontinued products           $    109.2     $    104.0
Supporting experience rated products          1,925.4        2,060.8
Supporting remaining products                   493.4          545.6
                                           ----------     ----------

   Total residential CMOs (1)              $  2,528.0     $  2,710.4
                                           ==========     ==========

(1) The amortized cost of total residential CMOs was $2,380.1 million at June 30, 1998 and $2,549.6 million at December 31, 1997.

There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for nonagency-backed CMOs, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At June 30, 1998, approximately 2% and at December 31, 1997, approximately 3% of the Company's CMO holdings were subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Mortgage Loans

At June 30, 1998 and December 31, 1997, the Company's mortgage loan investments, net of impairment reserves, were as follows:

                                           June 30,   December 31,
                                           --------   ------------
(Millions)                                     1998           1997
----------                                     ----           ----
Supporting discontinued products           $  835.8       $  976.9
Supporting experience rated products        1,356.9        1,671.9
Supporting remaining products               1,509.6        1,559.0
                                           --------       --------
   Total mortgage loan investments         $3,702.3       $4,207.8
                                           ========       ========

Problem, restructured, and potential problem loans included in mortgage loans were $331 million at June 30, 1998 and $388 million at December 31, 1997 of which 83% at June 30, 1998 and 84% at December 31, 1997 support discontinued and experience rated products. See the Company's 1997 Annual Report for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $48 million at June 30, 1998 and $51 million at December 31, 1997. (See Note 6 of Condensed Notes to Financial Statements).

During the first six months of 1998, the Company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The $506 million decrease in the mortgage loan portfolio primarily results from loan prepayments and maturing loans.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Real Estate

The Company's real estate balances, net of write-downs and reserves, were $291 million at June 30, 1998 and $370 million at December 31, 1997.

There were no material write-downs or changes in the valuation reserves during the three and six months ended June 30, 1998. For the three months ended June 30, 1997, net realized capital losses from real estate write-downs and changes in the valuation reserves were $4 million and $10 million for the six months ended June 30, 1997.

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

During the first six months of 1998, net cash generated from investing, financing and operating activities was used to make approximately $8 million of investments in core businesses, repurchase approximately $151 million of common stock and pay approximately $86 million of dividends to shareholders.

During the corresponding period of 1997, net cash generated from investing, financing and operating activities was used to make approximately $429 million of investments in core businesses, repurchase approximately $154 million of common stock and pay approximately $88 million of dividends to shareholders. See "Consolidated Statements of Cash Flows" for additional information.

Dividends

On June 26, 1998, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock and $1.18945 per share of 6.25% Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on July 31, 1998, payable August 15, 1998.

Financings and Financing Capacity

Substantially all of the Company's short-term and long-term borrowings and financings are conducted through Aetna Services, Inc. and are fully and unconditionally guaranteed by Aetna Inc. (See Note 11 of Condensed Notes to Financial Statements).

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $721 million during the first six months of 1998 and $858 million during the first six months of 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Financings and Financing Capacity (Continued)

The acquisition of the NYLCare health business was completed using funds made available from the issuance of commercial paper. The Company expects to ultimately finance the transaction in part with medium- or long-term fixed income securities and also with a portion of the proceeds to be received from the sale of its domestic individual life insurance business.

Common Stock Transactions

In September 1997, the Board authorized the repurchase of up to 7.5 million shares of common stock. As of June 30, 1998, 4,260,000 shares of common stock had been repurchased under this authorization at a cost of $333 million, of which 1,891,700 shares at a cost of $151 million were repurchased during the six months ended June 30, 1998.

NEW ACCOUNTING STANDARDS

See Note 2 of Condensed Notes to Financial Statements for a discussion of recently issued accounting standards.

YEAR 2000

Year 2000 remediation costs incurred for company-owned systems and applications were $25 million (after tax) for the second quarter of 1998 and $41 million (after tax) for the first six months of 1998. A large majority of these costs are currently believed to be incremental expenses that will not recur in the Year 2000 or thereafter. Year 2000 remediation costs were not material in 1997. See "Year 2000" in the Company's 1997 Annual Report for more detail.

REGULATORY ENVIRONMENT

A variety of legislative and regulatory proposals have been made at both the federal and state government levels to address various aspects of the health care system.

Legislation to reform the federal Medicare program was passed by Congress on July 31, 1997 and was signed into law. Certain provisions of this legislation began to phase in, beginning on January 1, 1998, changes to the Medicare risk HMO premium determination methodology that will generally reduce the premiums payable to the Company as compared with the methodology previously used. The level and extent of any reductions will vary by geographic market and other factors. A "user fee" payable by the Company was also imposed. While the phase-in provisions have provided the Company with an opportunity to offset some of such premium reductions (including the user fee) by adjusting the supplemental premiums payable by members and the benefits included in the Company's products, competition, regulation and other factors may result in such adjustments not fully offsetting such premium reductions.

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

Congress and many states, including states in which the Company has substantial managed care membership, are considering legislation or regulation related to the operation of health plans. Such legislation or regulation varies, but includes, among other things, one or more of the following: (i) mandatory maternity and other lengths of stay, (ii) regulation of utilization review,
(iii) mandated expanded consumer disclosures, (iv) mandatory direct access to OB/GYNs, chiropractors and other particular specialists, (v) mandatory direct access to specialists for patients with chronic conditions, (vi) mandatory point-of-service benefits, (vii) mandatory or expanded coverage of experimental procedures and drugs, (viii) third party review of denials of benefits, (ix) liability for negligent denials of benefits, (x) assessments, surcharges or taxes on premiums or provider payments to fund uncompensated care, graduate medical education or government programs, (xi) extension of malpractice and other liability for medical and other decisions from providers to health plans,
(xii) required payment for emergency services, (xiii) mandated internal and external grievance and appeal procedures, (xiv) hearings or other limitations on termination of physicians from networks, (xv) prohibition of so-called "gag" clauses, and (xvi) provisions similar to those in HIPAA. Other potential legislative and regulatory changes related to health plans that are receiving a high level of attention at both the state and federal levels include, but are not limited to, (i) eliminating or reducing the scope of ERISA preemption of state laws; (ii) required payment levels for out of network care; (iii) prohibition or limitation of arrangements designed to manage medical costs and improve quality of care, such as capitated arrangements with providers or provider financial incentives; (iv) limitations on utilization management methods; (v) regulation of the composition of the Company's provider networks, such as any willing provider or pharmacy laws; and (vi) changes to licensure or certification requirements.

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

See "Regulatory Environment" above and "Forward Looking Information/Risk Factors", "Regulatory Environment" and the "Outlook" section of each business segment in the Company's 1997 Annual Report for information regarding important factors that may materially affect the Company.


Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk.

See information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments".


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions have been transferred to the United States District Court for the Eastern District of Pennsylvania for consolidated pretrial proceedings with the cases pending there. The plaintiffs have filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleges that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. The litigation is still in the preliminary stages, and the Company is defending the actions vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders, held April 24, 1998, three matters were submitted to a vote: the election of directors for the coming year, the ratification of the appointment of KPMG Peat Marwick LLP as independent public accountants for the current calendar year and a proposal to rotate the location of the Annual Meeting. Following are the results of the tabulation of the voting on these matters:

Election of Directors:

                                                    Votes                       Votes
                                                     For                       Withheld
                                                     ---                       --------
Leonard Abramson                                 133,513,404                   3,150,494
Betzy Z. Cohen                                   134,705,993                   1,957,905
William H. Donaldson                             134,732,620                   1,931,278
Barbara Hackman Franklin                         134,675,903                   1,987,995
Jerome S. Goodman                                134,706,786                   1,957,112
Earl G. Graves                                   134,710,416                   1,953,482
Gerald Greenwald                                 134,814,511                   1,849,387
Ellen M. Hancock                                 134,811,070                   1,852,828
Richard L. Huber                                 134,775,280                   1,888,618
Michael H. Jordan                                131,555,344                   5,108,554
Jack D. Kuehler                                  134,787,413                   1,876,485
Frank R. O'Keefe, Jr.                            134,751,371                   1,912,527
Judith Rodin                                     134,766,517                   1,897,381

Other matters voted upon:

                                                 Vote                     Vote                                 Broker
                                                 For                     Against            Abstain           Non-Votes
                                                 ---                     -------            -------           ---------
Ratification of Independent
 Public Accountants                          136,029,260                   392,570           242,068              - 0 -

Proposal to Rotate Location
 of Annual Meeting                             5,742,504               112,839,493         3,504,771         14,577,130

Item 5.  Other Information.

(a) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services, Inc.'s ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.


                                         Six Months Ended                   Year Ended December 31,
                                         ----------------                   -----------------------
Aetna Inc.                                 June 30, 1998       1997       1996       1995       1994       1993
----------                                 -------------       ----       ----       ----       ----       ----
Ratio of Earnings to Fixed Charges              5.31           5.74       2.45       4.97       4.74        (a)
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends          4.16           4.46       2.10       4.97       4.74        (a)


(a) The Company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

                                                  Six Months Ended    Year Ended December 31,
                                                  ----------------    -----------------------
Aetna Services, Inc.                                June 30, 1998      1997             1996
--------------------                                -------------      ----             ----
Ratio of Earnings to Fixed Charges                       4.89          5.78             2.44
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends                   4.89          5.78             2.44

(a)      Ratios (Continued)

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

(b)      Ratings

The ratings of certain of Aetna Inc.'s subsidiaries follow:

                                                                                 Rating Agencies
                                                                                 ---------------
                                                                                          Moody's
                                                                                 Duff &   Investors    Standard
                                                                 A.M. Best       Phelps   Service      & Poor's
                                                                 ---------       ------   -------      --------
Aetna Services, Inc.(senior debt)**
   May 6, 1998    (1)                                             *              A        A2           A
   August 4, 1998 (2)                                             *              A        A3           A
Aetna Services, Inc.(commercial paper)**
   May 6, 1998    (1)                                             *              D-1      P-1          A-1
   August 4, 1998 (2)                                             *              D-1      P-2          A-1
Aetna Life Insurance Company(claims paying)
   May 6, 1998    (1)                                             A              AA-      A1           A+
   August 4, 1998 (2)                                             A              AA-      A1           A+
Aetna Life Insurance and Annuity Company(claims paying)
   May 6, 1998    (1)                                             A+             AA+      Aa3          AA-
   August 4, 1998 (2)                                             A+             AA+      Aa3          AA-

*        Nonrated by the agency.

**       Fully and unconditionally guaranteed by Aetna Inc.

(1) As of May 6, 1998 A.M. Best ratings were on review and Standard & Poor's, Moody's Investors Service and Duff & Phelps ratings were on credit watch or review for possible downgrade.

(2) As of August 4, 1998 A.M. Best ratings are on review and Duff & Phelps ratings for ALIAC are on credit watch for possible downgrade.

(c)      Shareholder Proposals

In accordance with the Company's By-Laws, a shareholder who wishes to present an issue for consideration by other shareholders at the Company's 1999 Annual Meeting must give written notice to the Company not later than February 1, 1999. The notice must set forth: (a) a brief description of the issue to be considered at the meeting and the reasons; (b) the shareholder's name and address; (c) the class and number of shares owned by the shareholder; and (d) any material interest of the shareholder in the issue.

To be included in the 1999 Proxy Statement and on the Proxy Card, shareholder proposals must be received by the Company not later than November 20, 1998.

(a) Exhibits

       (10)       Material Contracts.

                  Assignment dated June 29, 1998 of Credit Agreement dated as of June 28, 1996.

       (12)       Statement Re:  Computation of Ratios.

                  Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1998 and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 for the Company and for the six months ended June 30, 1998 and for the years ended December 31, 1997 and 1996 for Aetna Services, Inc.

       (15)       Letter Re: Unaudited Interim Financial Information.

                  Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated August 4, 1998.

       (27)       Financial Data Schedule.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on May 21, 1998 related to the sale of its domestic individual life insurance business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                         Aetna Inc.
                                         -------------------------------
                                         (Registrant)


Date  August 5, 1998              By    /s/  Alan M. Bennett
                                        --------------------------------
                                        Alan M. Bennett
                                        Vice President
                                        and Corporate Controller
                                       (Chief Accounting Officer)

                                   AETNA INC.


                                  EXHIBIT INDEX









 EXHIBIT
 NUMBER           DESCRIPTION
 ------           -----------


    10            Material Contracts

                  Assignment dated June 29, 1998 of Credit Agreement dated as of June 28, 1996.


    12            Statement Re Computation of Ratios

                  Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1998 and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 for the Company and for the six months ended June 30, 1998 and for the years ended December 31, 1997 and 1996 for Aetna Services, Inc.


    15            Letters Re Unaudited Interim Financial Information

                  Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated August 4, 1998.


    27            Financial Data Schedule