Form 10-Q
period 1998-09-30
AETNA INC
filed 1998-11-04
CIK 1013761

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q

[X]           Quarterly report pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934
                    For the quarter ended SEPTEMBER 30, 1998

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

               Yes [X]                                      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)                               142,946,290
-------------------------------------             ----------------------------------------

           (Class)                                Shares Outstanding at September 30, 1998

                                TABLE OF CONTENTS


                                                                   Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Statements of Income                                     3

Consolidated Balance Sheets                                           4

Consolidated Statements of Shareholders' Equity                       5

Consolidated Statements of Cash Flows                                 6

Condensed Notes to Financial Statements                               7

Independent Auditors' Review Report                                  19

Item 2.  Management's Discussion and Analysis of                     20
         Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About              41
         Market Risk.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                          41

Item 5.  Other Information.                                          42

Item 6.  Exhibits and Reports on Form 8-K.                           43

Signatures                                                           44

Exhibit Index                                                        45

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                              Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                       ----------------------------       -----------------------------
(Millions, except per common share data)                  1998              1997             1998               1997
-----------------------------------------------------------------------------------------------------------------------
Revenue:
 Premiums                                              $  4,030.3        $  3,152.0       $ 10,548.0         $  9,417.5
 Net investment income                                      788.5             818.9          2,424.0            2,506.1
 Fees and other income                                      598.4             567.7          1,702.5            1,693.8
 Net realized capital gains                                  22.0              93.7            226.3              129.9
-----------------------------------------------------------------------------------------------------------------------
Total revenue                                             5,439.2           4,632.3         14,900.8           13,747.3
-----------------------------------------------------------------------------------------------------------------------
Benefits and expenses:
 Current and future benefits                              3,947.9           3,318.3         10,489.2            9,684.0
 Operating expenses                                         978.9             887.9          2,765.5            2,591.1
 Interest expense                                            67.1              60.3            180.5              177.1
 Amortization of goodwill and other acquired
  intangible assets                                         102.2              96.0            295.3              284.0
 Amortization of deferred policy acquisition                 60.8              58.6            176.0              159.4
 Reductions of loss on discontinued products                (68.0)               --            (68.0)            (172.5)
 Reductions of severance and facilities reserve                --                --               --              (45.0)
-----------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                               5,088.9           4,421.1         13,838.5           12,678.1
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  350.3             211.2          1,062.3            1,069.2
Income taxes:
 Current                                                     68.4              40.7            374.4              280.3
 Deferred                                                    69.5              52.7             42.3              161.7
-----------------------------------------------------------------------------------------------------------------------
Total income taxes                                          137.9              93.4            416.7              442.0
-----------------------------------------------------------------------------------------------------------------------

Net income                                             $    212.4        $    117.8       $    645.6         $    627.2
=======================================================================================================================


Net income applicable to common ownership              $    198.6        $    104.0       $    604.0         $    585.6
=======================================================================================================================
Results per common share:
 Basic                                                 $     1.38        $      .70       $     4.17         $     3.91
 Diluted                                                     1.36               .69             4.10               3.86

Dividends declared                                     $      .20        $      .20       $      .60         $      .60
-----------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  September 30,       December 31,
(Millions, except share and per common share data)                                                         1998               1997
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
  Debt securities available for sale, at fair value (amortized cost $31,487.2 and $32,694.0)        $  33,194.0        $  34,245.0
  Equity securities, at fair value (cost $685.2 and $824.4)                                               638.3            1,041.4
  Short-term investments                                                                                  586.4            1,003.9
  Mortgage loans                                                                                        3,653.1            4,207.8
  Real estate                                                                                             276.3              369.5
  Policy loans                                                                                            808.4              746.9
  Other                                                                                                 1,205.7              947.4
----------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                                      40,362.2           42,561.9
----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                             3,481.9            1,805.8
  Short-term investments under securities loan agreement                                                1,741.6                 --
  Accrued investment income                                                                               562.8              545.8
  Premiums due and other receivables                                                                    2,235.3            1,381.0
  Deferred policy acquisition costs                                                                     2,532.5            2,367.3
  Goodwill and other acquired intangible assets                                                         9,161.9            8,506.3
  Other assets                                                                                          1,003.6              875.1
  Separate Accounts assets                                                                             39,813.3           37,957.4
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                        $ 100,895.1        $  96,000.6
==================================================================================================================================
Liabilities:
 Future policy benefits                                                                             $  18,429.5        $  17,837.1
 Unpaid claims                                                                                          4,065.1            3,294.4
 Unearned premiums                                                                                        233.8              359.2
 Policyholders' funds left with the Company                                                            17,934.0           18,761.2
----------------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                                            40,662.4           40,251.9
 Dividends payable to shareholders                                                                         35.5               36.1
 Short-term debt                                                                                        1,416.6              252.1
 Long-term debt                                                                                         2,210.0            2,346.2
 Payables under securities loan agreement                                                               1,741.6                 --
 Current income taxes                                                                                     191.6              320.5
 Deferred income taxes                                                                                     33.6              223.3
 Other liabilities                                                                                      2,994.0            2,931.9
 Minority and participating policyholders' interests                                                      224.5              237.7
 Separate Accounts liabilities                                                                         39,791.1           37,930.5
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                      89,300.9           84,530.2
----------------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary limited liability company holding primarily
 debentures guaranteed by Aetna                                                                           275.0              275.0
----------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 5 and 12)
Shareholders' Equity:
 Class C voting mandatorily convertible preferred stock ($.01 par
 value; 15,000,000 shares authorized; 11,614,879 in 1998 and                                              862.1              865.4
   11,655,206 in 1997 issued and outstanding)
 Common stock ($.01 par value; 500,000,000 shares authorized;
 142,946,290 in 1998 and 145,794,844 in 1997 issued and outstanding)                                    3,422.5            3,644.4

 Accumulated other comprehensive income                                                                   138.3              307.1
 Retained earnings                                                                                      6,896.3            6,378.5
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                             11,319.2           11,195.4
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred securities and shareholders' equity                         $ 100,895.1        $  96,000.6
==================================================================================================================================
Shareholders' equity per common share                                                               $     73.15        $     70.85
==================================================================================================================================


See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                Accumulated Other
                                                                                              Comprehensive Income
                                                                                              --------------------
Nine Months Ended September 30, 1998                     Class C Voting
                                                            Mandatorily                 Unrealized            Foreign
(Millions, except share data)                               Convertible       Common Gains (Losses)          Currency     Retained
                                                  Total Preferred Stock        Stock on Securities              Items     Earnings
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                 $11,195.4       $   865.4    $ 3,644.4     $   504.1          $  (197.0)   $ 6,378.5
Comprehensive income:
 Net income                                       645.6                                                                      645.6
 Other comprehensive loss, net of tax:
  Unrealized losses on securities ($ (216.1)
   pretax) (1)                                   (140.5)                                    (140.5)
  Foreign currency ($(43.6) pretax)               (28.3)                                                        (28.3)
                                              ---------
 Other comprehensive loss                        (168.8)
                                              ---------
Total comprehensive income                        476.8
                                              =========
Common stock issued for benefit plans
(490,099 shares)                                   32.9                         32.9
Repurchase of common shares
(3,371,700 shares)                               (258.1)                      (258.1)
Conversion of preferred securities
(33,047 shares)                                      --            (3.3)         3.3
Common stock dividends                            (86.2)                                                                     (86.2)
Preferred stock dividends                         (41.6)                                                                     (41.6)
----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998                $11,319.2       $   862.1    $ 3,422.5     $   363.6          $  (225.3)   $ 6,896.3
==================================================================================================================================

Nine Months Ended September 30, 1997
(Millions, except share data)
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                 $10,889.7       $   865.4    $ 4,032.8     $   454.2          $  (114.2)   $ 5,651.5
Comprehensive income:
 Net income                                       627.2                                                                      627.2
 Other comprehensive income, net of tax:
  Unrealized gains on securities
  ($266.8 pretax) (1)                             173.4                                      173.4
  Foreign currency ($(38.2) pretax)               (24.8)                                                        (24.8)
                                              ---------
 Other comprehensive income                       148.6
                                              ---------
Total comprehensive income                        775.8
                                              =========
Common stock issued for benefit plans
(1,819,516 shares)                                131.0                        131.0
Repurchase of common shares
(3,305,600 shares)                               (301.6)                      (301.6)
Common stock dividends                            (89.5)                                                                     (89.5)
Preferred stock dividends                         (41.6)                                                                     (41.6)
----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1997                $11,363.8       $   865.4    $ 3,862.2     $   627.6          $  (139.0)   $ 6,147.6
==================================================================================================================================

(1)   Net of reclassification adjustments.

See Condensed Notes to Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended September 30,
                                                                                    -------------------------------
(Millions)                                                                                 1998              1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                             $   645.6         $   627.2
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization (including investment discounts and premiums)              358.3             280.6
-------------------------------------------------------------------------------------------------------------------
   Cash flows provided by operating activities and net realized capital gains
    before changes in assets and liabilities                                              1,003.9             907.8
   Net realized capital gains                                                              (226.3)           (129.9)
-------------------------------------------------------------------------------------------------------------------
   Cash flows provided by  operating activities before changes in assets and liabilities    777.6             777.9

   Changes in assets and liabilities:
   (Increase) Decrease in accrued investment income                                         (18.4)             20.3
   Increase in insurance liabilities (including run-off liabilities
     funded by investing  activities below)                                                 478.5             526.1
   Increase in premiums due and other receivables                                          (405.8)           (254.9)
   Increase in deferred policy acquisitions costs                                          (205.9)           (216.3)
   (Decrease) Increase in income taxes                                                      (94.4)            163.0
   Net decrease (increase) in other assets and liabilities                                   72.8            (500.0)
   Other, net                                                                               (30.1)              9.1
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                                              574.3             525.2
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sales of:
   Debt securities available for sale                                                    15,155.8          12,098.5
   Equity securities                                                                        672.5             551.0
   Mortgage loans                                                                            63.9             125.8
   Real estate                                                                              156.8             411.4
   Other investments                                                                        210.2             458.8
   Short-term investments                                                                16,054.8          12,934.6
 Investment maturities and repayments of:
   Debt securities available for sale                                                     2,411.0           2,990.9
   Mortgage loans                                                                           776.5             766.6
 Cost of investments in:
   Debt securities available for sale                                                   (15,834.9)        (14,817.1)
   Equity securities                                                                       (346.7)           (479.9)
   Mortgage loans                                                                          (282.8)           (210.6)
   Real estate                                                                              (23.3)            (44.7)
   Other investments                                                                     (1,716.7)           (940.1)
   Short-term investments                                                               (15,611.3)        (13,305.4)
 Increase in property and equipment                                                        (100.8)            (46.8)
 Net decrease in Separate Accounts                                                            4.6              23.9
 Other, net                                                                                (342.9)             48.3
-------------------------------------------------------------------------------------------------------------------
     Net cash provided by investing activities                                            1,246.7             565.2
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Deposits and interest credited for investment contracts                                  1,510.6           1,424.6
 Withdrawals of investment contracts                                                     (2,406.2)         (2,570.9)
 Issuance of long-term debt                                                                    --               1.2
 Repayment of long-term debt                                                               (164.1)             (4.1)
 Net increase in short-term debt                                                          1,166.0             234.5
 Common stock issued under benefit plans                                                     32.9             131.0
 Common stock acquired                                                                     (258.1)           (301.6)
 Dividends paid to shareholders                                                            (128.4)           (131.4)
-------------------------------------------------------------------------------------------------------------------
     Net cash used for financing activities                                                (247.3)         (1,216.7)
-------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                 (6.4)             (3.0)
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                      1,567.3            (129.3)
Cash acquired from NYLCare health business                                                  108.8                --
Cash and cash equivalents, beginning of period                                            1,805.8           1,462.6
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                $ 3,481.9         $ 1,333.3
===================================================================================================================

Supplemental cash flow information:
 Interest paid                                                                          $   196.2         $   221.3
 Income taxes paid                                                                          506.1             287.4
-------------------------------------------------------------------------------------------------------------------

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

(2) New Accounting Standards

On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal-use computer software be capitalized, and provides guidance for determining whether computer software is considered to be for internal use. The Company will amortize these costs over a period of 3 to 5 years. Previously, the Company expensed the cost of internal-use computer software as incurred. The adoption of this statement resulted in a net after-tax increase to the results of operations of $9.0 million and $26.7 million, or $.06 and $.17 per diluted common share for the three and nine months ended September 30, 1998, respectively.

Financial Accounting Standard ("FAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in June 1996 and provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. FAS No. 125 was effective for 1997 financial statements, however, certain provisions relating to accounting for repurchase agreements and securities lending were not effective until January 1, 1998. The adoption of those provisions effective in 1998 did not have a material effect on the Company's financial position or results of operations.

                           AETNA INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS


(3)   Future Application of Accounting Standards

In October 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. This statement is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position and results of operations.

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position and results of operations.

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

                           AETNA INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(4)   Earnings Per Common Share

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three and nine months ended September 30, was as follows:

Three Months Ended September 30,                                        Income         Shares    Per Common
(Millions, except per common share data)                            (Numerator)  (Denominator) Share Amount
-----------------------------------------------------------------------------------------------------------
1998
Net income                                                            $  212.4
Less:  preferred stock dividends                                          13.8
                                                                      --------
Basic EPS
 Income applicable to common ownership                                   198.6          143.5      $   1.38
                                                                                                   ========
Effect of dilutive securities:
 Stock options and other (1)                                                               .9
 Convertible preferred stock                                              13.8           11.6
                                                                      --------       --------
Diluted EPS
 Income applicable to common ownership and assumed conversions        $  212.4          156.0      $   1.36
===========================================================================================================
1997 (2)
Net income                                                            $  117.8
Less:  preferred stock dividends                                          13.8
                                                                      --------
Basic EPS
 Income applicable to common ownership                                   104.0          149.6      $    .70
                                                                      ========                     ========
Effect of dilutive securities:
 Stock options and other (1)                                                              1.8
                                                                                     --------
Diluted EPS
 Income applicable to common ownership and assumed conversions        $  104.0          151.4      $    .69
===========================================================================================================

Nine Months Ended September 30,                                         Income         Shares    Per Common
(Millions, except per common share data)                            (Numerator)  (Denominator) Share Amount
-----------------------------------------------------------------------------------------------------------
1998
Net income                                                            $  645.6
Less:  preferred stock dividends                                          41.6
Basic EPS                                                             --------
 Income applicable to common ownership                                   604.0          144.7      $   4.17
                                                                                                   ========
Effect of dilutive securities:
 Stock options and other (3)                                                              1.1
 Convertible preferred stock                                              41.6           11.6
                                                                      --------       --------
Diluted EPS
 Income applicable to common ownership and assumed
 conversions                                                          $  645.6          157.4      $   4.10
===========================================================================================================
1997(2)
Net income                                                            $  627.2
Less:  preferred stock dividends                                          41.6
Basic EPS                                                             --------
 Income applicable to common ownership                                   585.6          149.8      $   3.91
                                                                      ========                     ========
Effect of dilutive securities:
 Stock options and other (3)                                                              1.8
                                                                                     --------
Diluted EPS
 Income applicable to common ownership and assumed
 conversions                                                          $  585.6          151.6      $   3.86
===========================================================================================================

(1) Options to purchase shares of common stock for the three months ended September 30, 1998 and 1997 of 5,977,913 and 112,441, respectively, (with exercise prices ranging from $69.00 - $112.63) were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

(2) The issuable common stock related to Class C voting mandatorily convertible preferred stock (9,553,878 and 9,665,483 weighted average shares for the three and nine months ended September 30, 1997, respectively) was not included in the computation of diluted earnings per common share because to do so would be antidilutive.

(3) Options to purchase shares of common stock for the nine months ended September 30, 1998 and 1997 of 2,915,246 and 38,330, respectively, (with exercise prices ranging from $76.24 - $112.63) were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

                           AETNA INC. AND SUBSIDIARIES
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(5)   Acquisitions and Dispositions

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash, subject to adjustment as provided by the related agreements. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance receivable from Lincoln. The transaction will result in an after-tax gain on the sale of approximately $135 million, the majority of which will be deferred and amortized over approximately 15 years.

Revenues for these business lines were $135 million and $399 million for the three and nine months ended September 30, 1998, respectively, and $141 million and $409 million for the three and nine months ended September 30, 1997, respectively. Net income for these business lines, excluding Year 2000 costs in 1998 and net realized capital gains in all periods, was $24 million and $72 million for the three and nine months ended September 30, 1998, respectively, and $22 million and $55 million for the three and nine months ended September 30, 1997, respectively.

On July 15, 1998, the Company acquired New York Life Insurance Company's NYLCare health business for $1.05 billion in cash, subject to adjustment as provided by the related agreements. In addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) may be made to the extent that predetermined earnings and membership targets are achieved. No such payments, if any, are payable prior to the year 2000. The Company's consolidated results of operations include the NYLCare health business from July 15, 1998.

The acquisition was accounted for as a purchase. The excess of the cash payment and acquisition costs over the fair value of the net assets acquired resulted in approximately $950 million, net of related deferred taxes, being allocated to goodwill and other acquired intangible assets which is being amortized over a 40-year period for goodwill and over a range of 3 to 20 years for other acquired intangible assets.

(6)  Investments

Net investment income includes amounts allocable to experience rated contractholders of $305 million and $333 million for the three months ended September 30, 1998 and 1997, respectively, and $926 million and $1,006 million for the nine months ended September 30, 1998 and 1997, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains allocable to experience rated contractholders of $20 million and $93 million for the three months ended September 30, 1998 and 1997, respectively, and $92 million and $141 million for the nine months ended September 30, 1998 and 1997, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

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

                                       September 30, 1998           December 31, 1997
                                      ---------------------    -------------------------
                                       Total                        Total
                                    Recorded       Specific      Recorded        Specific
(Millions)                        Investment       Reserves    Investment        Reserves
-----------------------------------------------------------------------------------------
Supporting discontinued products      $161.7          $22.1        $206.5           $25.8
Supporting experience rated products    98.7           13.8         110.8            16.7
Supporting remaining products           44.3            3.5          65.6             8.7
-----------------------------------------------------------------------------------------
Total impaired loans                  $304.7(1)       $39.4        $382.9(1)        $51.2
=========================================================================================

(1) Includes impaired loans of $89.9 million and $127.7 million at September 30, 1998 and December 31, 1997, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the nine months ended September 30, 1998 and 1997 is summarized below:

                                                         Supporting
                                         Supporting      Experience     Supporting
                                       Discontinued           Rated      Remaining
(Millions)                                 Products        Products       Products       Total
----------------------------------------------------------------------------------------------
Balance at December 31, 1997                 $ 68.7          $ 31.6         $ 14.2      $114.5
Credited to net realized capital losses          --              --           (2.0)       (2.0)
Charged (Credited) to other accounts          (30.0)(1)        (2.0)(1)        5.0       (27.0)
Principal write-offs                            (.4)           (2.0)           (.7)       (3.1)
----------------------------------------------------------------------------------------------
Balance at September 30, 1998(2)             $ 38.3          $ 27.6         $ 16.5      $ 82.4
==============================================================================================

Balance at December 31, 1996                 $136.7          $ 74.7         $ 35.6      $247.0
Credited to net realized capital losses          --              --          (10.6)      (10.6)
Charged (Credited) to other accounts          (25.0)(1)       (20.0)(1)         .6       (44.4)
Principal write-offs                          (18.8)           (1.5)          (3.9)      (24.2)
----------------------------------------------------------------------------------------------
Balance at September 30, 1997(2)             $ 92.9          $ 53.2         $ 21.7      $167.8
==============================================================================================

(1) Reflects adjustments to reserves related to assets supporting discontinued products and experience rated products which do not affect the Company's results of operations.

(2) Total reserves at September 30, 1998 and 1997 include $39.4 million and $100.5 million of specific reserves, respectively, and $43.0 million and $67.3 million of general reserves, respectively.

                           AETNA INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(6)   Investments (continued)

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                               Three Months Ended                  Nine Months Ended
                                               September 30, 1998                 September 30, 1998
                                        -------------------------------      ------------------------------
                                         Average                             Average
                                        Impaired      Income        Cash    Impaired      Income        Cash
(Millions)                                 Loans      Earned    Received       Loans      Earned    Received
------------------------------------------------------------------------------------------------------------
Supporting discontinued products          $164.3      $  4.1      $  4.1      $175.5      $ 10.6      $ 10.9
Supporting experience rated products       103.6         3.8         3.9       106.2         7.9         8.0
Supporting remaining products               44.6          .9          .8        52.1         2.6         2.4
------------------------------------------------------------------------------------------------------------
Total                                     $312.5      $  8.8      $  8.8      $333.8      $ 21.1      $ 21.3
------------------------------------------------------------------------------------------------------------

                                               Three Months Ended                   Nine Months Ended
                                               September 30, 1997                  September 30, 1997
                                        -------------------------------      -----------------------------
                                         Average                             Average
                                        Impaired      Income        Cash    Impaired      Income        Cash
(Millions)                                 Loans      Earned    Received       Loans      Earned    Received
------------------------------------------------------------------------------------------------------------
Supporting discontinued product           $350.0      $ 13.9      $  8.5      $368.3      $ 31.4      $ 24.3
Supporting experience rated products       195.1         5.7         3.5       216.4        14.1        11.2
Supporting remaining products              109.4         4.1         2.3       125.7         9.2         7.1
------------------------------------------------------------------------------------------------------------
Total                                     $654.5      $ 23.7      $ 14.3      $710.4      $ 54.7      $ 42.6
------------------------------------------------------------------------------------------------------------

(7) Supplemental Cash Flow Information

Significant noncash investing and financing activities include the acquisition of real estate through foreclosures of mortgage loans amounting to $4 million and $25 million for the nine months ended September 30, 1998 and 1997, respectively.

(8) Additional Information -  Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience rated contractholders and discontinued products) were as follows:

                                                                         Nine Months
                                                                               Ended
                                                                        September 30,
                                                                    ---------------------
(Millions)                                                            1998           1997
-----------------------------------------------------------------------------------------
Unrealized holding gains arising during the period (1)              $ 91.5         $365.8
Less:  reclassification adjustment for gains and other items
 included in net income (2)                                          232.0          192.4
-----------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                        $(140.5)        $173.4
-----------------------------------------------------------------------------------------


(1) Pretax unrealized holding gains arising during the period were $140.8 million and $562.8 million for 1998 and 1997, respectively.

(2) Pretax reclassification adjustments for gains and other items included in net income were $356.9 million and $296.0 million for 1998 and 1997, respectively.

                           AETNA INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

(9) Severance and Facilities Charges

In 1996, the Company established severance and facilities reserves in connection with the integration of its acquired health businesses and certain other actions taken or to be taken in order to make its businesses more competitive.

Activity for the nine months ended September 30, 1998 within the severance and facilities reserves (pretax) and positions eliminated related to such actions were as follows:

(Millions, except positions)        Reserve     Positions
----------------------------------------------------------
Balance at December 31, 1997         $405.4         2,950
Actions taken (1)                     (84.1)       (1,047)
==========================================================
Balance at September 30, 1998        $321.3         1,903
==========================================================

(1) Includes $39.9 million of severance related actions. Other actions include asset write-offs, vacated leased property payments and other exit costs.

The 1,047 positions eliminated during the nine months ended September 30, 1998 related to the following segments: 89.7% Aetna U.S. Healthcare, 7.6% Aetna Retirement Services and 2.7% Corporate. The Aetna U.S. Healthcare severance actions are now expected to be substantially completed by March 31, 1999 as a result of addressing customer service issues during the transition period. The Aetna Retirement Services severance actions were substantially completed by September 30, 1998. The severance actions and vacating of certain leased office space related to the Corporate segment were substantially completed in 1997. In connection with the sale of the Company's property casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. The remaining lease payments (net of expected subrentals) on the facilities (other than the CityPlace office facility) are payable over approximately the next two years.

(10)  Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. As a result of management's review in the third quarter of 1998, $68 million (pretax) of the reserve was released primarily due to favorable investment performance. Also, as a result of continued favorable developments in real estate markets, in the first quarter of 1997 the Company released $173 million (pretax) of the reserve related to GICs. The current reserve reflects management's best estimate of anticipated future losses. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. The discussion below presents information for the discontinued SPAs and GICs on a combined basis. (Refer to the Company's 1997 Annual Report for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

                           AETNA INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(10)  Discontinued Products (continued)

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable on which interest is similarly accrued is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 1998 the receivable from continuing products, net of related deferred taxes payable of $52 million on the accrued interest income, was $488 million. During the nine months ended September 30, 1998 and the twelve months ended December 31, 1997 no funding of the receivable took place. The receivable is eliminated in consolidation.

Results of discontinued products were as follows (pretax, in millions):

                                                     Charged (Credited)
                                                        to Reserve for
 Three Months Ended September 30, 1998        Results    Future Losses            Net (1)
----------------------------------------------------------------------------------------
Net investment income                          $132.3            $  --            $132.3
Net realized capital gains                        7.8             (7.8)               --
Interest earned on receivable from continuing
products                                          8.8               --               8.8
Other income                                      1.2               --               1.2
----------------------------------------------------------------------------------------
Total revenue                                   150.1             (7.8)            142.3
----------------------------------------------------------------------------------------

Current and future benefits                     138.9               .4             139.3
Operating expenses                                3.0               --               3.0
----------------------------------------------------------------------------------------
Total benefits and expenses                     141.9               .4             142.3
----------------------------------------------------------------------------------------
Results of discontinued products               $  8.2           $ (8.2)           $   --
========================================================================================

                                                     Charged (Credited)
                                                        to Reserve for
 Three Months Ended September 30, 1997        Results    Future Losses            Net (1)
----------------------------------------------------------------------------------------

Net investment income                          $151.1           $   --            $151.1
Net realized capital gains                       48.6            (48.6)               --
Interest earned on receivable from continuing
products                                          8.3               --               8.3
Other income                                      7.9               --               7.9
----------------------------------------------------------------------------------------
Total revenue                                   215.9            (48.6)            167.3
----------------------------------------------------------------------------------------
Current and future benefits                     160.4              3.2             163.6
Operating expenses                                3.7               --               3.7
----------------------------------------------------------------------------------------
Total benefits and expenses                     164.1              3.2             167.3
----------------------------------------------------------------------------------------
Results of discontinued products               $ 51.8           $(51.8)           $   --
========================================================================================

(1) Amounts are reflected in the September 30, 1998 and 1997 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.

                           AETNA INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(10)  Discontinued Products (continued)


                                                                    Charged (Credited)
                                                                        to Reserve for
 Nine Months Ended September 30, 1998                        Results     Future Losses          Net (1)
-------------------------------------------------------------------------------------------------------
Net investment income                                         $404.9            $   --           $404.9
Net realized capital gains                                      82.8             (82.8)              --
Interest earned on receivable from continuing products          26.1                --             26.1
Other income                                                    17.6                --             17.6
-------------------------------------------------------------------------------------------------------
Total revenue                                                  531.4             (82.8)           448.6
-------------------------------------------------------------------------------------------------------
Current and future benefits                                    429.4               8.9            438.3
Operating expenses                                              10.3                --             10.3
-------------------------------------------------------------------------------------------------------
Total benefits and expenses                                    439.7               8.9            448.6
-------------------------------------------------------------------------------------------------------
Results of discontinued products                              $ 91.7            $(91.7)          $   --
=======================================================================================================






                                                                    Charged (Credited)
                                                                        to Reserve for
 Nine Months Ended September 30, 1997                        Results     Future Losses          Net (1)
-------------------------------------------------------------------------------------------------------
Net investment income                                         $504.3           $    --           $504.3
Net realized capital gains                                     142.9            (142.9)              --
Interest earned on receivable from continuing products          24.9                --             24.9
Other income                                                    17.9                --             17.9
-------------------------------------------------------------------------------------------------------
Total revenue                                                  690.0            (142.9)           547.1
-------------------------------------------------------------------------------------------------------
Current and future benefits                                    495.5              42.1            537.6
Operating expenses                                               9.5                --              9.5
-------------------------------------------------------------------------------------------------------
Total benefits and expenses                                    505.0              42.1            547.1
-------------------------------------------------------------------------------------------------------
Results of discontinued products                              $185.0           $(185.0)          $   --
=======================================================================================================

(1) Amounts are reflected in the September 30, 1998 and 1997 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.

Assets and liabilities of discontinued products at September 30, 1998 were as follows (1):

(Millions)
------------------------------------------------------------------------------
Debt securities available for sale                                    $6,169.3
Mortgage loans                                                           759.9
Real estate                                                              106.0
Short-term and other investments                                         746.4
------------------------------------------------------------------------------
Total investments                                                      7,781.6
Current and deferred income taxes                                        181.0
Receivable from continuing products (2)                                  539.7
------------------------------------------------------------------------------
Total assets                                                          $8,502.3
==============================================================================

Future policy benefits                                                $4,681.9
Policyholders' funds left with the Company                             1,694.4
Reserve for anticipated future losses on discontinued products         1,175.4
Other                                                                    950.6
------------------------------------------------------------------------------
Total liabilities                                                     $8,502.3
==============================================================================

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 1998 was as follows (pretax):

(Millions)
---------------------------------------------------------
Reserve at December 31, 1997                    $1,151.7
Results of discontinued products                    91.7
Reserve reduction                                  (68.0)
---------------------------------------------------------
Reserve at September 30, 1998                   $1,175.4
=========================================================

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

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks and other financing entities that terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .20% per annum, depending upon its long term senior unsecured debt rating. The facility fee at September 30, 1998 is at an annual rate of .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses, of at least $7.5 billion.

                           AETNA INC. AND SUBSIDIARIES
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


(11)  Debt and Guarantee of Debt Securities (continued)

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:
                                                        September 30, 1998   December 31, 1997
----------------------------------------------------------------------------------------------
Total investments (excluding Separate Accounts)                  $38,673.0           $41,020.9
----------------------------------------------------------------------------------------------

Total assets                                                     $89,034.9           $85,138.9
----------------------------------------------------------------------------------------------

Total insurance liabilities                                      $38,822.0           $38,620.0
----------------------------------------------------------------------------------------------

Total liabilities                                                $86,770.2           $82,160.2
----------------------------------------------------------------------------------------------

Total redeemable preferred stock                                 $   275.0           $   275.0
----------------------------------------------------------------------------------------------

Total shareholder's equity                                       $ 1,989.7           $ 2,703.7
----------------------------------------------------------------------------------------------

Statements of Income Information:

                                                        Three Months Ended   Nine Months Ended
                                                        September 30, 1998  September 30, 1998
----------------------------------------------------------------------------------------------
Total revenue                                                    $ 2,698.3           $ 7,813.0
----------------------------------------------------------------------------------------------

Total benefits and expenses                                      $ 2,447.0           $ 6,926.6
----------------------------------------------------------------------------------------------

Income before income taxes                                       $   251.3            $  886.4
----------------------------------------------------------------------------------------------

Net income                                                       $   171.3           $   596.8
----------------------------------------------------------------------------------------------

The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and health maintenance organization subsidiaries at September 30, 1998 without prior approval by state regulatory authorities is limited to approximately $602 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

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

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the related condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These condensed consolidated financial statements are the responsibility of the Company's management.

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




                                       /s/ KPMG Peat Marwick LLP
Hartford, Connecticut
November 3, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three and nine months ended September 30, 1998 and 1997. This review should be read in conjunction with the consolidated financial statements and other data presented herein.

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

Consolidated Results

The Company reported net income of $212 million for the third quarter of 1998 compared to $118 million for the same period in 1997. Net income per diluted common share for the three months ended September 30, 1998 was $1.36 compared with $.69 a year ago.

Net income for the third quarter of 1998 includes Year 2000 costs of $37 million. Results for the third quarter of 1998 also include a benefit of $44 million related to the reserve reduction for losses on discontinued products in Large Case Pensions. Net income for the third quarter of 1997 included a charge of $103 million related to a reestimation of HMO medical claims reserves associated with prior period claims. Net realized capital gains were $16 million for the three months ended September 30, 1998 and $59 million for the same period in 1997. Excluding these items, earnings were $189 million for the three months ended September 30, 1998 compared to $162 million for the same period in 1997.

Net income for the nine months ended September 30, 1998 was $646 million compared to $627 million for the same period in 1997 while per diluted common share amounts for the nine months ended September 30, 1998 were $4.10 compared with $3.86 a year ago.

Year 2000 costs were $77 million for the first nine months of 1998. Also included in the results for the first nine months of 1998 was the $44 million related to the reserve reduction for losses on discontinued products for Large Case Pensions. Results for the first nine months of 1997 included reductions in the severance and facilities reserve for Aetna U.S. Healthcare of $29 million and a benefit of $108 million related to a reduction of the reserve for losses on discontinued products for Large Case Pensions. Net realized capital gains were $150 million for the nine months ended September 30, 1998 and $67 million for the same period in 1997. Excluding these items, earnings were $529 million for the first nine months of 1998 compared to $422 million for the same period in 1997.

The Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, effective January 1, 1998, which requires the capitalization and amortization of certain internal-use software. Previously, the Company expensed these costs. As a result of this new standard, earnings included a net benefit from capitalizing internal-use software of $9 million for the third quarter of 1998 and $27 million for the nine months ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Business Results

For the three and nine months ended September 30, 1998, Aetna U.S. Healthcare's earnings, excluding items discussed above, increased over the same periods a year ago. The three and nine month increases reflect favorable Commercial HMO results partially offset by increased operating expenses related to customer service enhancements. The three and nine month periods also reflect the acquisition of the NYLCare health business.

Aetna Retirement Services' earnings increased for the three and nine months ended September 30, 1998 over the same periods a year ago primarily due to additional fee income earned on a higher base of financial services assets under management and favorable individual life results. Aetna International's earnings improved during the three and nine months ended September 30, 1998 primarily due to favorable results in Brazil and new pension business in Mexico offset in part by overall weakening of foreign currency. Large Case Pensions' results declined for the three and nine months ended September 30, 1998 as capital was redeployed to other businesses of the Company. During the third quarter of 1998, interest expense increased due to the issuance of commercial paper in connection with the acquisition of the NYLCare health business.

Acquisition of the NYLCare Health Business

On July 15, 1998, the Company acquired New York Life Insurance Company's NYLCare health business ("NYLCare") for a purchase price of $1.05 billion in cash, subject to adjustment as provided in the transaction agreements. In addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) may be made to the extent that predetermined earnings and membership targets are achieved. No such payments, if any, are payable prior to the year 2000.

The Company completed the transaction using funds made available from the issuance of commercial paper. The Company expects to ultimately finance the transaction in part with medium- or long-term fixed income securities.

Subsequent to the closing, the Company's results have been affected by, among other things, the operating results of NYLCare, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created as a result of the transaction. See "Aetna U.S. Healthcare", "Corporate", as well as Note 5 of Condensed Notes to Financial Statements for further discussion.

Sale of Domestic Individual Life Insurance Business

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash, subject to adjustment as provided in the transaction agreements. The transaction is generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln, and the Company recorded a reinsurance receivable from Lincoln. The transaction will result in an after-tax gain of approximately $135 million, the majority of which will be deferred and amortized over approximately 15 years, with the remainder recognized in the fourth quarter of 1998. The amount of the gain will depend on the actual amount of assets transferred and liabilities contractually assumed from the Company.

Proceeds from the sale are expected to be used for general corporate purposes, including internal growth, acquisitions, debt repayment and share repurchases. See "Aetna Retirement Services" for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE

Operating Summary

                                                 Three Months Ended September 30,                    Nine Months Ended September 30,
 (Millions)                               1998 (1)           1997        % Change        1998 (1)              1997         % Change
------------------------------------------------------------------------------------------------------------------------------------
Premiums                              $   3,584.1     $   2,698.7            32.8%   $   9,270.1        $   8,122.1            14.1%
Net investment income                       133.3           115.9            15.0          386.6              328.7            17.6
Fees and other income                       381.9           355.5             7.4        1,085.0            1,121.9            (3.3)
Net realized capital gains                   19.2            57.3           (66.5)          63.4               22.4           183.0
------------------------------------------------------------------------------------------------------------------------------------
   Total revenue                          4,118.5         3,227.4            27.6       10,805.1            9,595.1            12.6
------------------------------------------------------------------------------------------------------------------------------------

Current and future benefits               3,084.5         2,421.4            27.4        7,957.3            6,967.2            14.2
Operating expenses                          725.5           622.3            16.6        1,969.4            1,822.7             8.0
Amortization of goodwill and other
 acquired intangible assets                  99.1            90.9             9.0          280.5              271.8             3.2

Amortization of deferred policy
 acquisition costs                             .1             2.9           (96.6)            .4               16.0           (97.5)

Reductions of severance and
 facilities reserve                            --              --              --             --              (45.0)          100.0
------------------------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses            3,909.2         3,137.5            24.6       10,207.6            9,032.7            13.0
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                  209.3            89.9           132.8          597.5              562.4             6.2
Income taxes                                 95.8            51.1            87.5          274.7              270.2             1.7
------------------------------------------------------------------------------------------------------------------------------------

Net income (2)                        $     113.5     $      38.8           192.5    $     322.8        $     292.2            10.5
====================================================================================================================================
Net realized capital gains (losses),
 net of tax (included above)          $      13.2     $      35.1           (62.4)   $      41.8        $      (4.1)             --
====================================================================================================================================

(1) Operating results for the three and nine months ended September 30, 1998 include NYLCare since July 15, 1998.

(2) Net income includes a net benefit from capitalizing internal-use software of $5.2 million for the three months ended September 30, 1998 and $13.7 million for the nine months ended September 30, 1998.

Aetna U.S. Healthcare's net income increased $75 million for the three months ended September 30, 1998 and $31 million for the nine months ended September 30, 1998, compared to the same periods a year ago. These results include costs related to Year 2000 of $18 million (after tax) for the third quarter of 1998 and $43 million (after tax) for the nine months ended September 30, 1998. The results for the third quarter of 1997 included a charge of $103 million related to a reestimation of health maintenance organization ("HMO") medical claims reserves associated with prior period claims. Results also include reductions in the severance and facilities reserve of $29 million (after tax) for the nine months ended September 30, 1997. Excluding these items and net realized capital gains or losses, results increased $12 million for the third quarter of 1998 and $57 million for the nine months ended September 30, 1998 when compared to the same periods a year ago. The increase for the three and nine months ended September 30, 1998 reflects favorable HMO results and the acquisition of NYLCare from July 15, 1998 offset in part by increased operating expenses.

The third quarter and nine months ended September 30, 1997 include an after-tax gain of $21 million from the sale of Healthcare Data Interchange Corporation ("HDIC"), a provider of healthcare electronic data interchange services. Net realized capital losses for the nine months ended September 30, 1997 include losses of $44 million (after tax) related to the sale of Aetna Professional Management Corporation ("APMC"), a physician practice management business. The earnings of HDIC and APMC were not material to the results of Aetna U.S. Healthcare.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Business Results

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare, the earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets (including the goodwill associated with the NYLCare acquisition), Year 2000 costs in 1998, the reductions in the severance and facilities reserve for the first nine months of 1997 and net realized capital gains or losses. Also, for purposes of the comparison of the three month periods ended September 30, 1998 and September 30, 1997, the discussion below excludes the 1997 charge related to the reestimation of HMO medical claims reserves.

                                           Three Months Ended              Nine Months Ended
                                               September 30,                 September 30,
                                           ------------------              --------------------
(Millions)                                 1998(1)        1997              1998(1)        1997
-----------------------------------------------------------------------------------------------
Health Risk                              $107.6         $ 93.6(2)         $296.3         $226.6
Group Insurance and Other Health           91.4           88.0             257.3          264.3
-----------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare(3)           $199.0         $181.6            $553.6         $490.9
===============================================================================================

Commercial HMO Medical Loss Ratio          82.3%          82.6%(2)          82.0%          84.9%
-----------------------------------------------------------------------------------------------

Medicare HMO Medical Loss Ratio            91.7%          91.0%(2)          93.2%          94.1%
-----------------------------------------------------------------------------------------------

Health Risk Medical Loss Ratio             85.6%          83.9%(2)          85.2%          85.6%
-----------------------------------------------------------------------------------------------

(1) Operating results for the three and nine months ended September 30, 1998 include NYLCare since July 15, 1998. Excluding the acquisition of NYLCare, the medical loss ratios for the third quarter of 1998 would have been 81.0% for Commercial HMO, 92.5% for Medicare HMO and 84.9% for Health Risk. Excluding the acquisition of NYLCare, the medical loss ratios for the nine months ended September 30, 1998 would have been 81.6% for Commercial HMO, 93.6% for Medicare HMO and 85.0% for Health Risk.

(2) Excludes the effect of a charge of $161 million (pretax) ($103 million, after tax) related to a reestimation of HMO medical claims reserves associated with prior period claims, a majority of which relate to the first and second quarters of 1997. This charge primarily affects Commercial and Medicare HMO medical claims reserves. Including the effect of this charge, the medical loss ratios for the three months ended September 30, 1997 would have been 90.7% for Commercial HMO, 99.4% for Medicare HMO and 90.7% for Health Risk.

(3) Includes a net benefit from capitalizing internal-use software of $5.2 million for the three months ended September 30, 1998 and $13.7 million for the nine months ended September 30, 1998.

Health Risk
-----------
Earnings for the Health Risk business (all health products for which Aetna U.S. Healthcare assumes all or a majority of health care costs and utilization risk) for the three and nine months ended September 30, 1998 were affected by several factors.

The increase in the results for the three and nine months ended September 30, 1998 reflects favorable HMO results due to enrollment growth, premium rate increases, the impact of medical cost initiatives and the acquisition of NYLCare.

Indemnity and preferred provider organization ("PPO") results for the three and nine months ended September 30, 1998 were lower than the same periods a year ago due to lower membership during the 1998 periods, in part reflecting a shift to managed care products, as well as higher favorable prior year reserve development in 1997.

Health Risk earnings for the three and nine months ended September 30, 1998 also reflect increased operating expenses related to customer service enhancements, partially offset by higher investment income due to increased equity partnership income and a shift in strategy to higher yielding investments. The Health Risk SG&A ratio was 11.4% for the third quarter of 1998 and 11.7% for the nine months ended September 30, 1998 compared with 12.6% and 12.1% for these periods a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Commercial HMO premiums per member per month ("PMPM") increased by 1% for the three and nine months ended September 30, 1998 compared with the same 1997 periods. Medicare HMO premiums PMPM increased by 5% for the three months ended September 30, 1998 and by 2% for the nine months ended September 30, 1998 compared with the same 1997 periods. These increases were due to premium rate increases, offset in part by the geographic mix of membership growth (i.e., the addition of NYLCare members and growth in regions with relatively lower premiums
PMPM).

Commercial HMO medical costs PMPM increased by 1% for the three months ended September 30, 1998 and decreased by 2% for the nine months ended September 30, 1998 compared with the same 1997 periods. The higher Commercial medical costs PMPM for the three month period are due primarily to higher pharmacy, physician and outpatient utilization as well as the impact of the NYLCare acquisition, partially offset by the favorable results of medical cost initiatives and geographic mix (i.e., growth in regions with relatively lower medical costs
PMPM). The lower Commercial HMO medical costs PMPM for the nine months ended September 30, 1998 are due to the favorable results of medical cost initiatives, geographic mix and lower inpatient utilization.

The Medicare HMO medical costs PMPM increased by 6% for the three months ended September 30, 1998 and increased by 1% for the nine months ended September 30, 1998 compared with the same 1997 periods. The higher Medicare HMO medical costs PMPM for the three and nine months ended September 30, 1998 were primarily due to higher pharmacy, physician and outpatient utilization and medical cost inflation and unfavorable results in certain markets which will be discontinued as of January 1, 1999 offset by the impact of the NYLCare acquisition, geographic mix and benefit changes.

The Commercial HMO medical loss ratio decreased for the three and nine months ended September 30, 1998 when compared to the same periods a year ago, reflecting premium rate increases which outpaced medical cost increases, partially offset by membership growth in regions with higher medical loss ratios and, for the third quarter of 1998, substantially offset by the impact of the acquisition of NYLCare. The Medicare HMO medical loss ratio increased for the three months ended September 30, 1998 when compared to the same period a year ago due to higher medical costs resulting from increased utilization offset by the impact of the NYLCare acquisition. The Medicare HMO medical loss ratio decreased for the nine months ended September 30, 1998 when compared to the same period a year ago due to medical cost initiatives.

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

Group Insurance and Other Health
--------------------------------
Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. The increase in the results for the three months ended September 30, 1998 is primarily due to the acquisition of NYLCare partially offset by unfavorable experience in the disability product line. The decrease in the results for the nine months ended September 30, 1998 was primarily due to a decrease in nonrisk health and group insurance membership in the first two quarters of 1998, and unfavorable experience in the disability product line. Earnings were favorably impacted by higher investment income due to increased equity partnership income and a shift in strategy to higher yielding investments in both periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Membership

Aetna U.S. Healthcare's membership was as follows:

                               September 30, 1998 (1)       September 30, 1997
                              -----------------------    -----------------------
(Thousands)                    Risk  Nonrisk    Total     Risk  Nonrisk    Total
--------------------------------------------------------------------------------
HMO
  Commercial (2)              5,044      641    5,685    3,588      577    4,165
  Medicare                      531       --      531      373       19      392
  Medicaid                      129       --      129      101       --      101
--------------------------------------------------------------------------------
   Total HMO                  5,704      641    6,345    4,062      596    4,658
POS                             262    2,507    2,769      309    2,446    2,755
PPO                           1,225    2,972    4,197      609    3,046    3,655
Indemnity                       242    2,247    2,489      299    2,338    2,637
--------------------------------------------------------------------------------
   Total Health Membership    7,433    8,367   15,800    5,279    8,426   13,705
================================================================================

Group Insurance (3)
  Group Life                                    9,994                      9,860
  Disability                                    2,821                      2,529
  Long-Term Care                                   92                         96
--------------------------------------------------------------------------------

(1) Health membership includes 2,136 thousand NYLCare members including 1,169 thousand Commercial HMO risk, 115 thousand Medicare HMO risk, 54 thousand Medicaid HMO risk, 122 thousand HMO nonrisk, 510 thousand PPO risk and 166 thousand PPO nonrisk. Group Insurance membership includes 704 thousand NYLCare members.

(2) Includes 1,306 thousand POS members who access primary care physicians and referred care through an HMO network at September 30, 1998 and 878 thousand at September 30, 1997.

(3) Group Insurance membership as of September 30, 1997 reflects improved data as a result of the conversion to a new membership reporting system. September 30, 1997 membership reflects adjustments which continued to occur through the latter half of 1997 as applied to September 30, 1997 membership previously reported. Many Group Insurance members participate in more than one type of Aetna U.S. Healthcare coverage and are counted in each.

Total Health membership as of September 30, 1998 increased by 2 million members, or 15%, when compared to September 30, 1997 primarily due to the acquisition of NYLCare. Excluding the impact of the NYLCare acquisition, the membership increases in Commercial HMO, Medicare HMO and point-of-service ("POS") were more than offset by declines in Indemnity and PPO enrollment. The decline in Indemnity enrollment reflects, among other factors, the continued migration of Indemnity members to managed care products. Excluding the impact of the NYLCare acquisition and the loss of members associated with the exiting of managed HMO business in two markets and Medicaid business in one market, total HMO membership as of September 30, 1998 increased by .5 million, or 10.9% when compared to September 30, 1997.

Total Revenue and Expense

Revenue for Aetna U.S. Healthcare, excluding revenue in the third quarter and first nine months of 1997 related to certain Medicare administrative services no longer provided by Aetna U.S. Healthcare and, excluding net realized capital gains or losses, increased $939 million, or 30%, for the quarter ended September 30, 1998 and increased $1,229 million or 13%, for the nine months ended September 30, 1998 compared to the same periods in 1997. These increases were primarily due to the acquisition of NYLCare, as well as premium rate increases and membership growth in Commercial and Medicare HMOs partially offset by lower Indemnity and PPO membership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Operating expenses for Aetna U.S. Healthcare, excluding operating expenses in the third quarter and first nine months of 1997 related to certain Medicare administrative services no longer provided by Aetna U.S. Healthcare, increased by $108 million or 17%, for the quarter ended September 30, 1998 and increased $203 million or 11%, for the nine months ended September 30, 1998 compared with the same periods in 1997. These increases were primarily due to the addition of NYLCare, as well as HMO membership increases, customer service enhancements and costs related to Year 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES

Operating Summary

                                                  Three Months Ended September 30,            Nine Months Ended September 30,
                                           ---------------------------------------      -------------------------------------
 (Millions)                                       1998            1997    % Change            1998           1997     % Change
------------------------------------------------------------------------------------------------------------------------------
Premiums (1)                               $      38.6     $      37.1        4.0%      $    113.8     $    115.5       (1.5)%
Net investment income                            271.3           278.6       (2.6)           807.7          830.6       (2.8)
Fees and other income                            176.1           158.7       11.0            508.7          429.6       18.4
Net realized capital gains                         1.9            10.6      (82.1)             9.8           19.8      (50.5)
----------------------------------------------------------------------------------------------------------------------------
   Total revenue                                 487.9           485.0         .6          1,440.0        1,395.5        3.2
----------------------------------------------------------------------------------------------------------------------------

Current and future benefits                      254.2           256.7       (1.0)           739.8          778.9       (5.0)
Operating expenses                               101.9            98.4        3.6            307.6          271.5       13.3
Amortization of deferred
  policy acquisition costs                        36.2            33.6        7.7            106.7           80.9       31.9
----------------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                   392.3           388.7         .9          1,154.1        1,131.3        2.0
----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                        95.6            96.3        (.7)           285.9          264.2        8.2
Income taxes                                      29.0            29.0         --             87.6           81.5        7.5
----------------------------------------------------------------------------------------------------------------------------

Net income (2)                             $      66.6     $      67.3       (1.0)      $    198.3     $    182.7        8.5
============================================================================================================================
Net realized capital gains,
  net of tax (included above)              $       1.3     $       6.8      (80.9)      $      6.4     $     12.8      (50.0)
============================================================================================================================

Deposits not included in premiums above:
   Annuities - fixed options               $     238.8     $     322.7      (26.0)      $    847.5     $    901.8       (6.0)
   Annuities - variable options                  850.3           806.0        5.5          2,704.9        2,420.0       11.8
   Individual Life Insurance                     113.5           113.3         .2            374.2          351.2        6.5
----------------------------------------------------------------------------------------------------------------------------
    Total                                  $   1,202.6     $   1,242.0       (3.2)      $  3,926.6     $  3,673.0        6.9
============================================================================================================================

Assets under management: (3)
  Annuities - fixed options                                                             $  12,043.8    $  11,997.4        .4
  Annuities - variable options (4)                                                         21,367.0       19,895.5       7.4
----------------------------------------------------------------------------------------------------------------------------
    Subtotal Annuities                                                                     33,410.8       31,892.9       4.8
  Other investment advisory (5)                                                            11,693.4        6,666.9      75.4
----------------------------------------------------------------------------------------------------------------------------
    Financial services                                                                     45,104.2       38,559.8      17.0
  Individual Life Insurance                                                                 3,263.6        3,056.6       6.8
----------------------------------------------------------------------------------------------------------------------------
    Total                                                                               $  48,367.8    $  41,616.4      16.2
============================================================================================================================
Individual life insurance
  coverage issued                                                                       $   3,003.7    $   3,805.4     (21.1)
============================================================================================================================
Individual life insurance
  coverage in force                                                                     $  49,711.2    $  49,641.7        .1
============================================================================================================================

(1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $14.9 million for the three months ended September 30, 1998, $17.1 million for the three months ended September 30, 1997, $42.9 million for the nine months ended September 30, 1998 and $47.2 million for the nine months ended September 30, 1997.

(2) Net income includes a net benefit from capitalizing internal-use software of $1.4 million for the three months ended September 30, 1998 and $5.7 million for the nine months ended September 30, 1998.

(3) Excludes net unrealized capital gains of $552.3 million at September 30, 1998 and $520.7 million at September 30, 1997.

(4) Includes $6,099.4 million at September 30, 1998 and $7,003.6 million at September 30, 1997 of assets invested through ARS products in unaffiliated mutual funds.

(5) The September 30, 1998 balance includes the transfer of $3,163.5 million of assets that were previously reported in the Large Case Pensions segment, reflecting the consolidation of certain products which complement Aetna Retirement Services' business strategy.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES (CONTINUED)

Aetna Retirement Services' ("ARS") net income for the third quarter of 1998 decreased $1 million when compared to the same period in 1997. Net income for the nine months ended September 30, 1998 increased $16 million when compared to the same period in 1997. Results include Year 2000 costs of $7 million (after tax) for the third quarter of 1998 and $16 million (after tax) for the first nine months of 1998. Excluding Year 2000 costs and net realized capital gains, results for the third quarter of 1998 increased $11 million, or 19%, compared to the third quarter of 1997. Results for the nine months ended September 30, 1998 increased $38 million, or 22%, compared to the same period in 1997. The 1998 results reflect improved earnings from both financial services products and individual life insurance products.

Business Results

                                    Three Months Ended September 30,           Nine Months Ended September 30,
                                    ------------------ -------------           -------------------------------
(Millions)                                 1998                1997                   1998                1997
--------------------------------------------------------------------------------------------------------------
Financial services                        $47.5               $38.7                 $136.1              $115.2
Individual life insurance                  24.3                21.8                   71.5                54.7
--------------------------------------------------------------------------------------------------------------
  Total                                   $71.8               $60.5                 $207.6              $169.9
==============================================================================================================

The increase in earnings for financial services products for both the three and nine months ended September 30, 1998 reflect increased fee income from higher levels of assets under management. Assets under management (excluding approximately $3 billion of assets under management that were previously reported in the Large Case Pensions segment) increased by 9% primarily due to additional net deposits (deposits less surrenders) and appreciation in the stock markets over the past year. Due to a downturn in the stock markets which occurred in the latter part of the third quarter, assets under management were approximately $2 billion less at September 30, 1998 than at June 30, 1998.

For the three months ended September 30, 1998, operating expenses excluding Year 2000 were lower compared to the prior year period primarily due to cost containment efforts. For the nine months ended September 30, 1998, increases in fee income were partially offset by increased operating expenses, principally due to expenses of Financial Network Investment Corporation ("FNIC") which was acquired in July 1997, as well as increased expenses due to business growth. However, operating expenses as a percentage of assets under management declined in both periods.

Individual life insurance earnings increased for the third quarter of 1998 primarily due to favorable expense control. Earnings for the nine months ended September 30, 1998 increased primarily due to favorable mortality experience and a benefit from the termination of a reinsurance arrangement related to the participating life insurance business in the first quarter of 1998.

Of the $12.0 billion of fixed annuity assets under management at September 30, 1998 and 1997, 75% were experience rated and 25% were fully guaranteed. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.6% and 7.8% and the average annualized earned rates on investments supporting experience rated investment contracts were 7.9% and 8.0% for the nine months ended September 30, 1998 and 1997. The average annualized credited rates on fully guaranteed investment contracts were 6.5% and 6.6% and the average annualized credited rates on experience rated investment contracts were 5.8% and 5.9% for the nine months ended September 30, 1998 and 1997. The resulting annualized interest margins on fully guaranteed investment contracts were 1.1% and 1.2% and on experience rated investment contracts were 2.1% for the nine months ended September 30, 1998 and 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES (CONTINUED)

Sale of Domestic Individual Life Insurance Business

The Company's sale of its domestic individual life insurance business to Lincoln on October 1, 1998 included approximately $50 billion of individual life insurance in force as well as access to a managing general agent and brokerage distribution channel. The transaction is generally in the form of an indemnity reinsurance arrangement and covers the following lines of insurance: traditional life, universal life, participating life, sponsored life and corporate-owned life insurance and pension life. Pension life results, which are reported in Financial Services, are not material to ARS' results and therefore are not included below. Revenues from the business lines sold were $135 million for the third quarter of 1998 compared to $141 million for the third quarter of 1997; and $399 million for the first nine months of 1998 compared to $409 million for the same period in 1997. Net income from the business lines sold, excluding Year 2000 costs in 1998 and net realized capital gains in all periods, was $24 million for the third quarter of 1998 compared to $22 million for the third quarter of 1997, and $72 million for the first nine months of 1998 compared to $55 million for the same period in 1997. Comparable results were $75 million for the year ended December 31, 1997. See "Overview" for further discussion of the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary

                                      Three Months Ended September 30,          Nine Months Ended September 30,
                                      --------------------------------      -----------------------------------
(Millions)                                  1998        1997  % Change            1998           1997 %  Change
---------------------------------------------------------------------------------------------------------------

Premiums                                $  376.0    $  380.1      (1.1)%    $  1,063.1     $  1,056.5        .6%
Net investment income                      102.6        90.3      13.6           340.2          276.4      23.1
Fees and other income                       35.4        41.6     (14.9)           93.8          108.3     (13.4)
Net realized capital gains (losses)          1.2         6.0     (80.0)           (3.9)          16.8        --
---------------------------------------------------------------------------------------------------------------
   Total revenue                           515.2       518.0       (.5)        1,493.2        1,458.0       2.4
---------------------------------------------------------------------------------------------------------------
Current and future benefits                337.2       316.1       6.7           919.7          892.6       3.0
Operating expenses                          98.4       113.5     (13.3)          334.8          328.5       1.9
Interest expense                             2.4         2.3       4.3             8.2            5.5      49.1
Amortization of goodwill and
 other acquired intangible assets            2.4         4.7     (48.9)           12.7           11.8       7.6
Amortization of deferred
 policy acquisition costs                   24.5        22.1      10.9            68.9           62.5      10.2
---------------------------------------------------------------------------------------------------------------
   Total benefits and expenses             464.9       458.7       1.4         1,344.3        1,300.9       3.3
---------------------------------------------------------------------------------------------------------------
Income before income taxes                  50.3        59.3     (15.2)          148.9          157.1      (5.2)
Income taxes                                 9.5        21.5     (55.8)           35.1           51.9     (32.4)
---------------------------------------------------------------------------------------------------------------
Net income (1)                          $   40.8    $   37.8       7.9      $    113.8     $    105.2       8.2
===============================================================================================================
Net realized capital gains (losses),
 net of tax (included above)            $    1.7    $    3.8     (55.3)     $      (.7)    $     11.5        --
===============================================================================================================


(1) Net income includes a net benefit from capitalizing internal-use software of $.5 million for the three months ended September 30, 1998 and $1.5 million for the nine months ended September 30, 1998.

Aetna International's net income for the third quarter of 1998 increased by $3 million and for the first nine months of 1998 increased by $9 million compared with the same periods in 1997. Results include Year 2000 costs of $3 million (after tax) for the third quarter of 1998 and $6 million (after tax) for the first nine months of 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the third quarter of 1998 increased $9 million, or 25%, and results for the first nine months of 1998 increased $27 million, or 29%, from the corresponding prior year periods. The increase in 1998 results primarily reflects the Company's operations in Brazil, which were acquired in April 1997, and the new pension business in Mexico offset in part by overall weakening of foreign currency.

Earnings by major geographic location, excluding Year 2000 costs and net realized capital gains or losses were as follows:

                      Three Months Ended September 30,     Nine Months Ended September 30,
                      --------------------------------     -------------------------------
(Millions)                           1998         1997                  1998          1997
------------------------------------------------------------------------------------------
Asia Pacific (1)                  $  16.6      $  13.4               $   44.5      $  39.2
Americas (2)                         26.2         22.4                   83.4         57.3
Other (3)                             (.3)        (1.8)                  (7.2)        (2.8)
------------------------------------------------------------------------------------------

   Total                          $  42.5      $  34.0               $  120.7      $  93.7
==========================================================================================

(1)  Includes Hong Kong, Taiwan, Indonesia, Malaysia, Philippines and New
     Zealand.

(2)  Includes Argentina, Brazil, Canada, Mexico, Venezuela, Chile and Peru.

(3)  Includes general and other miscellaneous expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                   --------------------------------    --------------------------------
(Millions)                                 1998       1997 % Change           1998        1997 % Change
-------------------------------------------------------------------------------------------------------
Premiums                                $  31.6    $  36.1    (12.5)%    $   101.0  $    123.4    (18.2)%

Net investment income                     278.0      328.7    (15.4)         883.4     1,055.5    (16.3)
Fees and other income(1)                    4.7        8.4    (44.0)          14.0        25.7    (45.5)
Net realized capital gains (losses)         (.3)      19.7       --           51.7        18.5    179.5
-------------------------------------------------------------------------------------------------------
   Total revenue                          314.0      392.9    (20.1)       1,050.1     1,223.1    (14.1)
-------------------------------------------------------------------------------------------------------

Current and future benefits               272.0      324.1    (16.1)         872.4     1,045.3    (16.5)
Operating expenses(1)                       5.1        6.6    (22.7)          17.0        22.4    (24.1)
Reduction of loss on
 discontinued products                    (68.0)        --       --          (68.0)     (172.5)   (60.6)
-------------------------------------------------------------------------------------------------------
   Total benefits and expenses            209.1      330.7    (36.8)         821.4       895.2     (8.2)
-------------------------------------------------------------------------------------------------------

Income before income taxes                104.9       62.2     68.6          228.7       327.9    (30.3)
Income taxes                               40.7       24.9     63.5           86.3       124.2    (30.5)
-------------------------------------------------------------------------------------------------------
    Net income                          $  64.2    $  37.3     72.1      $   142.4  $    203.7    (30.1)
=======================================================================================================
Net realized capital gains
 (losses), net of tax (included above)  $   (.2)   $  12.8       --      $    33.6  $     12.9    160.5
=======================================================================================================
Deposits not included in
 premiums above                         $ 263.7    $ 411.6    (35.9)     $   613.7  $  1,333.8    (54.0)
=======================================================================================================

Assets under management(1)(2)(3)                                         $28,446.9  $ 33,889.9    (16.1)
=======================================================================================================

(1) Three months ended September 30, 1997 included $2.2 million of fees and other income and $.2 million of operating expenses and nine months ended September 30, 1997 included $5.8 million of fees and other income and $1.8 million of operating expenses and at September 30, 1997, assets of $3,303.9 million which are currently reported in the ARS segment, reflecting the consolidation of the Company's investment advisory services and certain other products which complement ARS' business strategy.

(2) Excludes net unrealized capital gains of $733.2 million at September 30, 1998 and $494.6 million at September 30, 1997.

(3) Includes assets under management of $6,892.1 million at September 30, 1998 and $7,751.0 million at September 30, 1997 related to discontinued products.

Large Case Pensions' net income for the three months ended September 30, 1998 increased $27 million compared with the same period in 1997. Primarily as a result of favorable investment performance, the Company released $44 million (after tax) of the reserve related to discontinued products during the third quarter of 1998. Results for the third quarter of 1998 include costs of $.4 million (after tax) related to Year 2000. Excluding the reserve release, Year 2000 costs and net realized capital gains or losses, results for the three months ended September 30, 1998 decreased $4 million from the corresponding prior year period. Earnings decreased as net investment income on capital supporting maturing obligations was redeployed to other businesses of the Company.

Net income for the nine months ended September 30, 1998 decreased $61 million compared with the first nine months of 1997. During the first nine months of 1998, the Company released $44 million (after tax) of the reserve related to discontinued products as discussed above. Also, during the first nine months of 1997, as a result of continued favorable developments in real estate markets, the Company released $108 million (after tax) of the reserve related to discontinued products. Excluding Year 2000 costs of $.8 million (after tax) for the first nine months of 1998, the 1998 and 1997 reserve releases and net realized capital gains or losses, results for the nine months ended September 30, 1998 decreased $17 million from the corresponding prior year period. The decrease in earnings continues to reflect the reduction of capital supporting this business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Assets under management at September 30, 1998 were 16% lower than a year earlier, primarily as a result of the continuing runoff of underlying liabilities and consolidation into the ARS segment of the Company's investment advisory services and certain other products which complement ARS' business strategy.

General account assets supporting experience rated products (where the customer, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):

                                  Three Months Ended September 30,      Nine Months Ended September 30,
                                  --------------------------------      -------------------------------
(Millions)                                   1998             1997              1998               1997
-------------------------------------------------------------------------------------------------------
Scheduled contract maturities
 and benefit payments (1)                 $233.2            $224.6            $706.2             $682.0

Contractholder withdrawals other
than scheduled contract maturities
 and benefit payments                     $ 86.8            $122.0            $259.3             $258.1

Participant directed withdrawals          $ 22.3            $ 31.5            $ 74.9             $ 96.3
-------------------------------------------------------------------------------------------------------

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Discontinued Products

Results of operations of discontinued products, including net realized capital gains or losses, are credited or charged to the reserve for anticipated losses. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent future losses are less than anticipated. Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $68 million (pretax) of the reserve was released in the third quarter of 1998 primarily due to favorable investment performance. Similar reviews in the first quarter of 1997 resulted in the Company's release of $173 million (pretax) of the reserve related to guaranteed investment contracts ("GICs") due to continued favorable developments in real estate markets. The current reserve reflects management's best estimate of anticipated future losses. The discussion below presents information for single-premium annuities ("SPAs") and GIC products on a combined basis.

The results of discontinued products were as follows:

                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                             --------------------------------      -------------------------------
 (Millions)                                             1998             1997               1998              1997
------------------------------------------------------------------------------------------------------------------
Interest margin                                      $ (4.3)          $  (6.1)           $ (15.9)         $    5.7

Net realized capital gains (1)                          5.0              31.5               53.8              92.8
Interest earned on receivable from
  continuing products                                   5.8               5.4               17.0              16.2
Other, net                                              (.6)              1.1                1.0               1.4
------------------------------------------------------------------------------------------------------------------
Results of discontinued products, after tax          $  5.9           $  31.9            $  55.9          $  116.1
==================================================================================================================
Results of discontinued products, pretax             $  8.2           $  51.8            $  91.7          $  185.0
==================================================================================================================
Net realized capital (losses) gains from sales
  of bonds, after tax (included above)               $  (.6)          $  10.0            $  28.5          $   21.9
==================================================================================================================

(1) Includes net realized capital gains of $2.7 million for the three months ended September 30, 1998, $21.3 million for the three months ended September 30, 1997, $25.4 million for the nine months ended September 30, 1998 and $41.4 million for the nine months ended September 30, 1997 related to continued favorable developments in real estate markets. The 1997 results also include net realized capital gains of $37.3 million for the nine months ended September 30 resulting from the sale of investments to meet liquidity needs.

The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Total assets supporting discontinued products and the reserve include a receivable from continuing products of $488 million (after tax) at September 30, 1998. Interest income accrues on this receivable at the discount rate used to calculate the reserve.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax):

                                                           Nine Months Ended
(Millions)                                                September 30, 1998
----------------------------------------------------------------------------
Reserve at December 31, 1997                                      $  1,151.7
Results of discontinued products                                        91.7
Reserve reduction                                                      (68.0)
----------------------------------------------------------------------------
  Reserve at September 30, 1998                                   $  1,175.4
============================================================================

Distributions on discontinued products were as follows:

                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                    --------------------------------     -------------------------------
(Millions)                                      1998            1997                   1998         1997
--------------------------------------------------------------------------------------------------------
Scheduled contract maturities,
settlements and benefit payments              $264.6          $392.1               $1,124.7     $1,259.0


Participant directed withdrawals              $  4.8          $  9.6               $   17.7     $   29.3
--------------------------------------------------------------------------------------------------------

See Note 10 of Condensed Notes to Financial Statements for additional information.


CORPORATE

Operating Summary

                                       Three Months Ended September 30,             Nine Months Ended September 30,
                                    -----------------------------------       -------------------------------------
(Millions, after tax)                   1998         1997      % Change           1998           1997      % Change
-------------------------------------------------------------------------------------------------------------------
Interest expense                     $  42.0      $  37.7          11.4%      $  111.9       $  111.4            .4%
Other expense, net(1)                   30.7         25.9          18.5           88.3           79.2          11.5
Net realized capital gains(2)             --          (.2)        100.0          (68.5)         (34.0)        101.5
-------------------------------------------------------------------------------------------------------------------

(1) Includes a net benefit from capitalizing internal-use software of $1.9 million for the three months ended September 30, 1998 and $5.8 million for the nine months ended September 30, 1998.

(2) After-tax net realized capital gains for the nine months ended September 30, 1998 include gains of $74.4 million related to the sale of the Company's remaining investment in Travelers Property Casualty Corporation. After-tax net realized capital gains for the nine months ended September 30, 1997 include gains of $33.6 million related to the sale of a portion of the Company's investment in Travelers Property Casualty Corporation.

The Corporate segment includes interest expense and other expenses which are not directly related to the Company's business segments. "Other Expense" includes corporate expenses such as staff area expenses, advertising and contributions, which are partially offset by net investment income. Interest expense increased due to the issuance of commercial paper in connection with the NYLCare acquisition. See "Liquidity and Capital Resources".

Included in other expense are costs related to Year 2000 of $8 million (after tax) for the third quarter of 1998 and $12 million (after tax) for the first nine months of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS

Risk Management and Market Sensitive Instruments

Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using foreign exchange forward contracts, futures contracts, interest rate swap agreements and warrants to hedge certain market risks such as interest rate risk, equity price risk and foreign exchange risk.

The Company regularly evaluates market risk sensitive instruments by examining, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), duration, exchange rates, prepayment rates, equity markets or credit ratings/spreads.

Management also, on a quarterly basis, reviews hypothetical net losses in the consolidated near-term financial position, results of operations or cash flows under certain assumed market rate changes.

Based on the Company's overall exposure to interest rate, equity price and foreign exchange risks, the Company believes that these hypothetical changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of September 30, 1998. See the Company's 1997 Annual Report for a more complete discussion of "Risk Management and Market Sensitive Instruments".

Debt Securities

Debt securities represented 82% of the Company's total general account invested assets at September 30, 1998 and 80% at December 31, 1997. Debt securities were as follows:

                                                       September 30,     December 31,
(Millions)                                                     1998             1997
------------------------------------------------------------------------------------
Supporting discontinued products                          $ 6,169.3        $ 6,471.4
Supporting experience rated products                       13,672.6         15,322.8
Supporting remaining products                              13,352.1         12,450.8
------------------------------------------------------------------------------------
 Total debt securities (1)                                $33,194.0        $34,245.0
====================================================================================

(1) Total debt securities include "Below Investment Grade" securities of $2.0 billion at September 30, 1998 and December 31, 1997 of which 52.6% at September 30, 1998 and 61.5% at December 31, 1997 support discontinued and experience rated products. See the Company's 1997 Annual Report for a discussion of "Below Investment Grade" securities.

Debt securities reflected net unrealized capital gains of $1.7 billion at September 30, 1998 and $1.6 billion at December 31, 1997. Of the net unrealized capital gains at September 30, 1998, $430 million related to assets supporting discontinued products and $712 million related to experience rated pension contractholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities were residential collateralized mortgage obligations ("CMOs") as follows:

                                                    September 30,      December 31,
(Millions)                                                  1998              1997
----------------------------------------------------------------------------------
Supporting discontinued products                      $     16.2        $    104.0
Supporting experience rated products                     1,704.7           2,060.8
Supporting remaining products                              494.1             545.6
----------------------------------------------------------------------------------
   Total residential CMOs (1)                         $  2,215.0        $  2,710.4
==================================================================================

(1) The amortized cost of total residential CMOs was $2,059.2 million at September 30, 1998 and $2,549.6 million at December 31, 1997.

There are various categories of CMOs which are subject to different degrees of risk from changes in interest rates and, for nonagency-backed CMOs, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At September 30, 1998, approximately 2% and at December 31, 1997 approximately 3% of the Company's CMO holdings were subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Mortgage Loans

At September 30, 1998 and December 31, 1997, the Company's mortgage loan investments, net of impairment reserves, were as follows:

                                                            September 30,    December 31,
(Millions)                                                          1998            1997
----------------------------------------------------------------------------------------
Supporting discontinued products                                $  759.9        $  976.9
Supporting experience rated products                             1,266.4         1,671.9
Supporting remaining products                                    1,626.8         1,559.0
----------------------------------------------------------------------------------------
   Total mortgage loan investments                              $3,653.1        $4,207.8
========================================================================================

Problem, restructured, and potential problem loans included in mortgage loans were $305 million at September 30, 1998 and $388 million at December 31, 1997 of which 85% at September 30, 1998 and 84% at December 31, 1997 support discontinued and experience rated products. See the Company's 1997 Annual Report for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $39 million at September 30, 1998 and $51 million at December 31, 1997. (See Note 6 of Condensed Notes to Financial Statements).

During the first nine months of 1998, the Company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms and relative to invested assets, and to reduce its overall risk. The $555 million decrease in the mortgage loan portfolio primarily results from loan prepayments and maturing loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The liquidity needs of the Company's businesses are generally met from cash provided by investing activities (asset maturities and sales), premiums, deposits, income received on investments and financings. The Company's businesses use cash primarily for claim and benefit payments, contract withdrawals and operating expenses. In addition, the Company uses cash to invest in core businesses, repurchase common stock and other outstanding securities and pay shareholder dividends.

During the first nine months of 1998, net cash generated from investing, financing and operating activities was used to make approximately $967 million of investments in core businesses, repurchase approximately $258 million of common stock and pay approximately $129 million of dividends to shareholders.

During the corresponding period of 1997, net cash generated from investing, financing and operating activities was used to make approximately $492 million of investments in core businesses, repurchase approximately $302 million of common stock and pay approximately $131 million of dividends to shareholders. See "Consolidated Statements of Cash Flows" for additional information.

Dividends

On September 25, 1998, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock and $1.18945 per share of 6.25% Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on October 30, 1998, payable November 15, 1998.

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services, Inc. and are fully and unconditionally guaranteed by Aetna Inc. (See Note 11 of Condensed Notes to Financial Statements).

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $1,732 million during the first nine months of 1998 and $858 million during the first nine months of 1997.

The NYLCare acquisition was completed using funds made available from the issuance of commercial paper. The Company expects to ultimately finance the transaction in part with medium- or long-term fixed income securities.

Common Stock Transactions

In September 1997, the Board authorized the repurchase of up to 7,500,000 shares of common stock. As of September 30, 1998, 5,740,000 shares of common stock had been repurchased under this authorization at a cost of $441 million, of which 3,371,700 shares at a cost of $258 million were repurchased during the nine months ended September 30, 1998.

NEW ACCOUNTING STANDARDS

See Note 2 of Condensed Notes to Financial Statements for a discussion of recently issued accounting standards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000

The Company relies heavily on information technology ("IT") systems and other systems and facilities such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. The Company also has business relationships with health care providers, financial institutions, financial intermediaries, public utilities and other critical vendors as well as regulators and customers who are themselves reliant on IT and embedded systems to conduct their businesses.

State of Readiness

In 1997, the Company organized a multi-disciplinary Year 2000 Project Team that includes outside consultants. The Year 2000 Project Team and the Company's businesses have developed and are currently executing a comprehensive plan designed to make the Company's mission critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed the Company's overall process, plan and progress to date. The Company's plan for IT systems consists of four phases: (1) inventory-identifying all IT systems and risk rating each according to its potential business impact; (2) assessment - identifying IT systems that use date functions and assessing them for Year 2000 functionality;
(3) remediation -reprogramming, or replacing where necessary, inventoried items to ensure they are Year 2000 ready; and (4) testing and certification - testing the code modifications and new inventory with other associated systems, including extensive date testing and performing quality assurance testing to ensure successful operation in the post-1999 environment.

The Company completed the inventory and assessment phases for substantially all of its IT systems by year-end 1997. The Company's IT systems are currently in the remediation and testing and certification phases. The Company plans to complete the remediation of substantially all of its mission critical IT systems by year-end 1998, the remediation of its other IT systems by March 30, 1999 and the testing and certification of all of its IT systems by mid-1999.

The Company has inventoried and risk rated substantially all of its embedded systems. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. The Company's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. The Company is focusing its testing and remediation efforts on select embedded systems of its mission critical facilities such as data centers, service centers, communications centers and select office locations. The Company plans to complete the testing of these systems by mid-1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project generally is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. The Company is attempting to determine the overall Year 2000 readiness of its external relationships. In the case of mission critical suppliers such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, mutual fund companies, IT vendors, financial market data providers, national pharmacy chains, electronic claims clearinghouses, major physician groups and major hospitals, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 (CONTINUED)

Year 2000 Costs

Total Year 2000 project costs are currently estimated to be $110 million
(after tax) in 1998 and $85 million (after tax) in 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the Year 2000 or thereafter. The Company's current estimates primarily reflect increased remediation and testing efforts (additional lines of code) and increased use of outside resources as well as the cost of Year 2000 compliance for NYLCare. Year 2000 costs incurred were $37 million (after tax) for the third quarter of 1998 and $77 million (after tax) for the first nine months of 1998. Year 2000 costs were not material in 1997. The Company expenses these costs as incurred and funds these costs through operating cash flows.

Year 2000 compliance is critical to the Company. The Company has redeployed some resources from non-critical system enhancements to address Year 2000 issues. Due to the importance of IT systems to the Company's business, management has not deferred mission non-critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments and deferrals to have a material impact on the Company's financial condition or results of operations.

Risks and Contingency/Recovery Planning

If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefits claims, update customers' accounts, process financial transactions, bill customers, assess exposure to risks, determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others as well as business interruptions or shutdowns, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. The Company's international affiliates face additional Year 2000 risk due to the diverse environments in which they operate. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company has begun to develop contingency/recovery plans aimed at ensuring the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably likely failure scenarios for its critical IT systems and external relationships and the embedded systems in its critical facilities. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company expects contingency/recovery planning to be substantially complete by September 1999.

See "Forward-Looking Information/Risk Factors" for factors that could cause actual Year 2000 results to differ from the Company's expectations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT

A variety of legislative and regulatory proposals have been made and enacted at both the federal and state government levels to address various aspects of the health care system and health insurance.

Legislation to reform the federal Medicare program was passed by Congress on July 31, 1997 and was signed into law. Certain provisions of this legislation began to phase in, beginning on January 1, 1998, changes to the Medicare risk HMO premium determination methodology that will generally reduce the premiums payable to the Company as compared with the methodology previously used. The level and extent of such reductions will vary by geographic market and other factors. A "user fee" payable by the Company was also imposed. While the phase-in provisions have provided the Company with an opportunity to offset some of such premium reductions (including the user fee) by adjusting the supplemental premiums payable by members and the benefits included in the Company's products, competition, regulation and other factors may result in such adjustments not fully offsetting such premium reductions. Due to such reductions and other factors, the Company has decided to non-renew its Medicare risk contracts in certain areas effective January 1, 1999. New regulations to govern the Medicare risk program as part of the Medicare and Choice program were issued in draft form in mid-1998 and are expected to be issued in final form with an effective date of January 1, 1999.

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

Congress and many states, including states in which the Company has substantial managed care membership, have enacted or are considering legislation or regulation related to the operation of health plans. Such legislation or regulation varies, but includes, among other things, one or more of the following: (i) mandatory maternity and other lengths of stay, (ii) regulation of utilization review, (iii) mandated expanded consumer disclosures, (iv) mandatory direct access to OB/GYNs, chiropractors and other particular specialists, (v) mandatory direct access to specialists for patients with chronic conditions,
(vi) mandatory point-of-service benefits, (vii) mandatory or expanded coverage of experimental procedures and drugs, (viii) third party review of denials of benefits, (ix) liability for negligent denials of benefits, (x) assessments, surcharges or taxes on premiums or provider payments to fund uncompensated care, graduate medical education or government programs, (xi) extension of malpractice and other liability for medical and other decisions from providers to health plans, (xii) required payment for emergency services, (xiii) mandated internal and external grievance and appeal procedures, (xiv) hearings or other limitations on termination of physicians from networks, (xv) prohibition of so-called "gag" clauses, and (xvi) eliminating or reducing the scope of ERISA preemption of state laws, (xvii) required payment levels for out of network care, (xviii) prohibition or limitation of arrangements designed to manage medical costs and improve quality of care, such as capitated arrangements with providers or provider financial incentives, (xviv) limitations on utilization management methods, (xx) regulation of the composition of the Company's provider networks, such as any willing provider or pharmacy laws, and (xxi) changes to licensure or certification requirements.

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

Certain information contained in this management's discussion and analysis is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules including, but not limited to, the information that appears under the headings "Year 2000" and "Regulatory Environment". Words such as expects, projects, anticipates, intends, plans, believes, seeks or estimates, or variations of such words and similar expressions are also intended to identify forward-looking statements. These forward-looking statements are subject to significant uncertainties and contingencies, many of which are beyond the control of the Company.

Set forth below are certain important factors that, in addition to general economic conditions and other factors, some of which are discussed under the headings "Forward Looking Information/Risk Factors", "Year 2000", "Regulatory Environment" and the "Outlook" section of each business segment in the Company's 1997 Annual Report, may affect the forward-looking statements and the Company's businesses generally.

Other Factors Affecting All of the Company's Businesses - Year 2000

Any critical unresolved Year 2000 issues at the Company or its external relationships could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above under "Year 2000". Factors that could influence the amount of future costs and the completion dates and effectiveness of remediation, testing and certification and contingency planning efforts include the Company's success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's external relationships in addressing their own Year 2000 issues. See "Year 2000".

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

                                                                                Year Ended December 31,
                                          Nine Months Ended      ------------------------------------------------
Aetna Inc.                                September 30, 1998     1997        1996        1995        1994    1993
-----------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges               5.11            5.55        2.45        4.97        4.74     (a)

Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends           4.05            4.28        2.10        4.97        4.74     (a)


(a) The Company reported a pretax loss from continuing operations in 1993 which was inadequate to cover fixed charges by $1.0 billion.

                                                               Year Ended December 31,
                                        Nine Months Ended      -----------------------
Aetna Services, Inc.                    September 30, 1998             1997       1996
--------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges             4.48                    5.75       2.44
Ratio of Earnings to Combined Fixed
 Charges and Preferred Stock Dividends         4.48                    5.75       2.44

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

(b) Ratings

The ratings of certain of Aetna Inc.'s subsidiaries follow:

                                                                           Rating Agencies
                                                            ---------------------------------------------
                                                                                      Moody's
                                                                           Duff &     Investors  Standard
                                                            A.M. Best      Phelps     Service    & Poor's
                                                            ---------      ------     -------    --------
Aetna Services, Inc.(senior debt)**
   August 4, 1998(1)                                            *            A          A3          A
   November 3, 1998                                             *            A          A3          A
Aetna Services, Inc.(commercial paper)**
   August 4, 1998(1)                                            *            D-1        P-2         A-1
   November 3, 1998                                             *            D-1        P-2         A-1
Aetna Life Insurance Company(claims paying)
   August 4, 1998(1)                                            A            AA-        A1          A+
   November 3, 1998                                             A            AA-        A1          A+
Aetna Life Insurance and Annuity Company(claims paying)
   August 4, 1998(1)                                            A+           AA+        Aa3         AA-
   November 3, 1998                                             A            AA         Aa3         AA-

*  Nonrated by the agency.
** Fully and unconditionally guaranteed by Aetna Inc.

(1) As of August 4, 1998 A.M. Best ratings were on review and Standard & Poor's and Moody's Investors Service ratings were on credit watch or review for possible downgrade.


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

    (12)    Statement Re:  Computation of Ratios.

            Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1998 and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 for the Company and for the nine months ended September 30, 1998 and for the years ended December 31, 1997 and 1996 for Aetna Services, Inc.

    (15)    Letter Re: Unaudited Interim Financial Information.

            Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated November 3, 1998.

    (27)    Financial Data Schedule.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Aetna Inc.
                                   -------------------------
                                         (Registrant)




Date November 4, 1998              By /s/ Alan M. Bennett
                                      ---------------------------------------
                                      Alan M. Bennett
                                      Vice President and Corporate Controller
                                      (Chief Accounting Officer)

                                   AETNA INC.


                                  EXHIBIT INDEX




 EXHIBIT
 NUMBER     DESCRIPTION
 ------     -----------

   12       Statement Re Computation of Ratios

            Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1998 and for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 for the Company and for the nine months ended September 30, 1998 and for the years ended December 31, 1997 and 1996 for Aetna Services, Inc.

   15       Letters Re Unaudited Interim Financial Information

            Letter from KPMG Peat Marwick LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated November 3, 1998.

   27       Financial Data Schedule