Form 10-K
period 1998-12-31
AETNA INC
filed 1999-02-26
CIK 1013761

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

   Annual report pursuant to Section 13 or 15(d)of the Securities Exchange Act
               of 1934 for the fiscal year ended December 31, 1998

                         Commission File Number 1-11913

                                   Aetna Inc.
             (Exact name of registrant as specified in its charter)

                Connecticut                                02-0488491
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

151 Farmington Avenue, Hartford, Connecticut   06156          (860) 273-0123
 (Address of principal executive offices)    (ZIP Code)  (Registrant's telephone
                                                         number, including area
                                                         code)

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
Common Stock $.01 par value            New York Stock Exchange

6.25% Class C Voting Mandatorily Convertible             New York Stock Exchange
  Preferred Stock $.01 par value

9 1/2% Cumulative Monthly Income Preferred               New York Stock Exchange
  Securities, Series A (issued by a subsidiary)

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

            Yes |X|                                              No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 1999 was $13,571,092,504.

As of January 31, 1999, 141,437,390 shares of the registrant's Common Stock $.01 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1998 Annual Report to Shareholders (the "Annual Report"). (Parts I, II and IV)

Portions of the registrant's proxy statement to be filed on or about March 15, 1999 (the "Proxy Statement"). (Parts III and IV)

================================================================================

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

Item 1.   Business.
          A.   Organization of Business.                                       3
          B.   Financial Information about Industry Segments.                  3
          C.   Description of Industry Segments.
               1.  Aetna U.S. Healthcare.                                      4
               2.  Aetna Retirement Services.                                 13
               3.  Aetna International.                                       17
               4.  Large Case Pensions.                                       18
               5.  General Account Investments.                               19
               6.  Other Matters.
                   a.  Regulation.                                            20
                   b.  NAIC IRIS Ratios.                                      23
                   c.  Ratios of Earnings to Fixed Charges and
                       Earnings to Combined Fixed Charges and
                       Preferred Stock Dividends.                             23
                   d.  Trademarks.                                            23
                   e.  Ratings.                                               24
                   f.  Miscellaneous.                                         24
Item  2.  Properties.                                                         25
Item  3.  Legal Proceedings.                                                  25
Item  4.  Submission of Matters to a Vote of Security Holders.                25
Executive Officers of Aetna Inc.                                              26

PART II

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.                                                28
Item  6.  Selected Financial Data.                                            28
Item  7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                                28
Item 7A.  Quantitative and Qualitative Disclosure About
          Market Risk.                                                        28
Item  8.  Financial Statements and Supplementary Data.                        28
Item  9.  Changes in and disagreements with Accountants
          on Accounting and Financial Disclosure.                             28

PART III

Item 10.  Directors and Executive Officers of the Registrant.                 29
Item 11.  Executive Compensation.                                             29
Item 12.  Security Ownership of Certain Beneficial Owners and Management.     29
Item 13.  Certain Relationships and Related Transactions.                     29

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.    29
Index to Financial Statement Schedules.                                       37
Signatures.                                                                   51

PART I

Item 1. Business.

A. Organization of Business

Aetna Inc. and its subsidiaries (collectively, the "Company") constitute one of the nation's largest health benefits companies, based on membership, and one of the nation's largest insurance and financial services organizations centered around three core businesses: health care, retirement services and international.

Aetna Inc., a Connecticut corporation, became the parent corporation of Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. (formerly U.S. Healthcare, Inc.) as a result of a merger transaction on July 19, 1996. The merger was accounted for as a purchase of U.S. Healthcare. (See Note 3 of Notes to Consolidated Financial Statements in the Annual Report.) Aetna sold its property-casualty operations on April 2, 1996. (See Note 4 of Notes to Consolidated Financial Statements in the Annual Report for a discussion of certain indemnifications and other information related to the property-casualty sale.) Aetna acquired New York Life Insurance Company's NYLCare health business ("NYLCare") on July 15, 1998 and Aetna sold its domestic individual life insurance business on October 1, 1998.

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

Aetna Retirement Services:

      Financial services (including annuity contracts, investment advisory services, financial planning and pension plan administrative services)

Aetna International:

      Primarily life and health insurance and financial retirement services

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

B. Financial Information about Industry Segments

Required financial information by industry segment is set forth in Notes 18, 19 and 20 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report. Revenue and income from continuing operations attributable to each industry segment are incorporated herein by reference to the Selected Financial Data in the Annual Report.

Certain reclassifications have been made to the 1997 and 1996 financial information to conform to the 1998 presentation.

C. Description of Industry Segments

1. Aetna U.S. Healthcare

Products and Services

Aetna U.S. Healthcare provides a full spectrum of health products (managed care and indemnity) and group insurance products (life, disability and long-term care) on both an insured and an employer-funded basis. Under insured plans, the Company assumes all or a majority of health care cost, utilization, mortality, morbidity or other risk depending on the product. Under employer-funded plans, the plan sponsor, and not the Company, assumes all or a majority of these risks.

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

The following table summarizes premiums and fees and other income for the Health Risk and Group Insurance and Other Health businesses:

(Millions)                                            1998(1)         1997          1996
-------------------------------------------------------------------------------------------
Health Risk                                         $ 11,815.8     $  9,735.0    $  6,749.5
Group Insurance and Other Health                       2,666.5        2,573.5       2,511.6
-------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare                         $ 14,482.3     $ 12,308.5    $  9,261.1*
===========================================================================================
U.S. Healthcare Pre Merger (historical amounts)         N/A***         N/A***    $  2,384.7**
===========================================================================================

(1) Includes results for NYLCare since July 15, 1998.

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

The principal Commercial health products offered by Aetna U.S. Healthcare are:

Health Maintenance Organization ("HMO") plans offer comprehensive managed care benefits generally through participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company's HMOs, he or she selects a primary care physician ("PCP") from among the physicians participating in the Aetna U.S. Healthcare network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. Preventive care and quality improvement are emphasized in these plans. The Company offers HMO plans with varying levels of copayments which result in different levels of premium rates. HMO plans are principally offered on an insured basis. Commercial HMO membership totaled 4.4 million as of December 31, 1998, 3.3 million as of December 31, 1997 and 3.0 million as of December 31, 1996.

Point-of-Service ("POS") plans blend the characteristics of HMO and indemnity plans. Members can have comprehensive HMO-style benefits through network providers with minimum out-of-pocket expense (copayments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. POS plans are offered on both an insured and employer-funded basis. Commercial POS membership totaled 4.1 million as of December 31, 1998, 3.7 million as of December 31, 1997 and 3.5 million as of December 31, 1996.

Preferred Provider Organization ("PPO") plans offer the member the ability to select any health care provider, with benefits paid at a higher level when care is received from a network provider. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. PPO plans are offered on both an insured and employer-funded basis. PPO membership totaled 4.0 million as of December 31, 1998, 3.6 million as of December 31, 1997 and 3.7 million as of December 31, 1996.

Indemnity plans offer the member the ability to select any health care provider for covered services. Some managed care and medical cost containment features may be included in these plans, such as inpatient precertification, limiting payments to reasonable and customary charges and benefits for preventive services. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. Indemnity plans are offered on both an insured and employer-funded basis. Indemnity membership totaled 2.5 million as of December 31, 1998, 2.6 million as of December 31, 1997 and 3.1 million as of December 31, 1996.

In addition to Commercial health products, the Company also offers coverage for Medicare beneficiaries and individuals eligible for Medicaid benefits and subsidized children's health insurance programs. Such coverages include the following:

Through annual contracts with the Health Care Financing Administration ("HCFA"), Aetna U.S. Healthcare HMOs offer coverage for Medicare-eligible individuals in certain geographic areas. Generally, services must be obtained through network providers, with the exception of emergency and urgent care. Members generally receive enhanced benefits over standard Medicare fee-for-service coverage, including vision, hearing and pharmacy coverage. Such Medicare plans are offered on an insured basis. Medicare membership totaled .5 million as of December 31, 1998, .4 million as of December 31, 1997 and .3 million as of December 31, 1996.

The Company exited certain unprofitable Medicare markets effective January 1, 1999. The Company will continue to review the profitability of its Medicare business in certain markets.

The Company also served as an administrator of Medicare benefits in certain states, providing claim services for physicians, hospitals, skilled nursing facilities and home health agencies in exchange for a fee. The contract with HCFA to provide these services expired on September 30, 1997.

The Company has contracts with certain state and local agencies to offer coverage for individuals eligible for Medicaid and subsidized children's health insurance programs. Benefits are determined by the contracting agencies. This coverage is offered on an insured basis. This coverage membership totaled .1 million as of December 31, 1998, 1997 and 1996.

Aetna U.S. Healthcare offers a variety of specialty health care coverages offered as either supplements to health products or as stand-alone products. Such coverages include indemnity and managed dental plans and prescription drug and vision programs.

These specialty health coverages and services are included in either Health Risk or Group Insurance and Other Health business, with the exception of behavioral health (including employee assistance programs) and network-based workers' compensation case management services, which are included in Group Insurance and Other Health.

During 1997, the Company sold certain subsidiaries primarily to more effectively focus its health business resources. On December 5, 1997, the Company sold Human Affairs International ("HAI"), a behavioral health management business. Aetna U.S. Healthcare continues to market HAI's behavioral health services, including employee assistance programs, through a long-term strategic arrangement with the acquiring company. During 1997, the Company also sold Healthcare Data Interchange Corporation ("HDIC"), a provider of health care electronic data interchange services, and Aetna Professional Management Corporation ("APMC"), a physician practice management business.

Aetna U.S. Healthcare group insurance products consist primarily of the following:

Group Life Insurance consists principally of renewable term coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term coverage and spouse and dependent coverages are available. Group universal life and accidental death benefit coverages are also available. Group life insurance is offered on an insured basis. Group life insurance membership totaled 9.8 million as of December 31, 1998 and 1997 and
9.6 million as of December 31, 1996.

Group Disability Insurance provides coverage for disabled employees' income replacement benefits for both short-term disability and long-term disability. The Company also offers a managed disability product with additional case management features. Group disability insurance coverages are offered on both an insured and employer-funded basis. Group disability membership totaled 2.6 million as of December 31, 1998 and 1997 and 2.4 million as of December 31, 1996.

Long-Term Care Insurance provides coverage for long-term care expenses in a nursing home, adult day care or home setting. Long-term care insurance is offered on an insured basis. Long-term care membership totaled .1 million as of December 31, 1998, 1997 and 1996.

Many group insurance members participate in more than one type of Aetna U.S. Healthcare coverage and are counted in each.

Provider Networks

General

Aetna U.S. Healthcare provides members of its managed care plans with access to health care services through networks of independent health care providers. The Company contracts with providers to participate in its provider networks in order to provide members with broad access to high quality, cost effective medical care. The providers in the Company's networks are independent contractors and are neither employees nor agents of the Company.

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

At December 31, 1998, Aetna U.S. Healthcare had approximately 385,000 providers in its networks nationwide.

Contracting

Primary Care Physicians

Compensation by the Company's HMOs to directly contracted PCPs is principally on a capitated basis, although fee-for-service contracts also exist. Under a capitation arrangement, physicians receive a monthly fixed fee for each HMO member, regardless of the medical services provided to the member. In some instances, the capitation rate is subject to adjustment based on the attainment of certain criteria including comprehensiveness of care, quality of care and utilization. This quality-based incentive program is administered via the Company's Quality Care Compensation System. In a fee-for-service arrangement, network physicians are paid for health care services provided to the member based upon a fee schedule.

Hospitals

The Company typically enters into contracts that provide for all-inclusive per diem and per case, with fixed rates for ambulatory surgery and emergency room services. Certain contracted hospitals' final compensation is based upon attainment of agreed-upon quality and other measures. The Company has some hospital contracts that pay a percentage of billed charges.

Aetna U.S. Healthcare HMOs generally require precertification of elective admissions and monitoring of the length of hospital stays. Participating physicians generally admit their HMO patients to participating hospitals using referral procedures that direct the hospital to contact the Company's patient management unit, which confirms the patient's membership status while obtaining pertinent data. This unit also coordinates related activities, including the subsequent transition to the home environment and home care, if necessary. Case management assistance for complex or "catastrophic" cases is provided by a special case unit.

Specialist and Ancillary Services

Specialist physicians participating in the Company's networks are generally reimbursed at contracted rates per visit or procedure.

Aetna U.S. Healthcare's HMOs have capitated payment arrangements for most mental health, substance abuse, laboratory, radiology, diagnostic imaging, podiatric and physical therapy services.

Integrated Delivery Systems

Aetna U.S. Healthcare has developed contractual relationships with Integrated Delivery Systems ("IDS") to provide comprehensive medical and hospital services. Under these arrangements, the Company's HMOs contract with an IDS for a fixed, per member fee or a percentage of premium. These arrangements cover most or all of the care required by the member which is generally delivered by the IDS and its affiliated PCPs, hospitals and specialists.

Quality Assessment

Quality assessment programs begin with the initial selection of providers. Physicians wanting to participate in the Company's HMO networks must satisfy an extensive set of criteria, including licensing, hospital admission privileges, demonstrated proficiency, written references, patient access, office standards, after-hours coverage and many other factors. Hospitals also have an extensive set of criteria, including HCFA and the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accreditation.

Participating physicians are recredentialed regularly. Recredentialing of PCPs covers many aspects of patient care including an analysis of member grievances filed with the Company, the transfer and termination rate of members from the practice, on-site interviews, analysis of utilization patterns, extensive member surveys and analysis of drug prescription patterns. Committees, each composed of a peer group of participating private physicians, review participating PCPs being considered for recredentialing.

The Company also offers quality and outcome measurement and improvement programs, and health care data analysis systems for providers and purchasers of health care.

The Company seeks accreditation for certain of its HMO plans from the National Committee for Quality Assurance ("NCQA"), a national organization established to review the quality and medical management systems of HMOs and other managed care plans. Accreditation by NCQA is a nationally recognized standard. As of December 31, 1998, 20 of the Company's HMOs have received full 3 year accreditation by NCQA.

Principal Markets and Sales

Total health membership is widely dispersed throughout the United States. The Company offers a robust array of benefit plans, many of which are available in all 50 states.

Products offered by the Group Insurance and Other Health business are available in all 50 states. Depending on the product, the Company markets to small groups up to National Accounts (i.e., those with at least 3,000 eligible lives).

The following table presents total health membership by region and funding arrangement, for the years indicated:

                                       1998 (1)                         1997                            1996
                            --------------------------       ---------------------------      ---------------------------
(Thousands)                 Risk     Nonrisk     Total       Risk    Nonrisk       Total      Risk     Nonrisk      Total
-------------------------------------------------------------------------------------------------------------------------
Mid-Atlantic               1,759       1,268     3,027      1,863      1,159       3,022     1,911       1,115      3,026
Northeast                  1,347         708     2,055      1,089        735       1,824     1,127         776      1,903
Southeast                  1,320       1,723     3,043        752      1,717       2,469       594       1,784      2,378
Mid-West                     715       1,916     2,631        503      1,915       2,418       459       1,966      2,425
West Central               1,184       1,648     2,832        405      1,862       2,267       484       1,823      2,307
West                         978       1,099     2,077        723      1,011       1,734       730         969      1,699
-------------------------------------------------------------------------------------------------------------------------
Total Health
  Membership (2)           7,303       8,362    15,665      5,335      8,399      13,734     5,305       8,433     13,738
=========================================================================================================================

(1) Health membership for NYLCare at the date of acquisition was 2,117 members.
(2) Includes the following products: Commercial, Medicare and Medicaid HMO, POS, PPO and Indemnity.

For membership composition of Aetna U.S. Healthcare's products by funding arrangement, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Aetna U.S. Healthcare - Membership in the Annual Report.

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

Within the Health Risk business, Medicare coverage is sold on an individual basis as well as through employer groups to their retirees. Medicaid and subsidized children's health insurance programs are marketed to individuals rather than employer groups.

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

Under retrospective rating, a preliminary premium rate is determined at the beginning of the policy period. Once the policy period has ended, the actual experience is reviewed. If the experience is positive (i.e., actual claim costs and other expenses are less than those expected) then a refund is credited to the policy. If the experience is negative, then the resulting deficit may, in certain instances, be recovered through contractual provisions; otherwise the deficit is considered in setting future premium levels. If a customer elects to terminate coverage, these deficits generally cannot be recovered. Retrospective rating is often used for non-HMO, employee funded plans which exceed 300 lives.

Aetna U.S. Healthcare has contracts with HCFA to provide HMO coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these annual contracts, HCFA pays the HMO at a capitated rate based on membership and adjusted for demographic factors and a user fee. Inflation, changes in utilization patterns and benefit plans, demographic factors such as age and sex, and both local county and national fee for service average per capita Medicare costs are considered in the rate calculation process. Amounts payable under Medicare risk arrangements are subject to annual unilateral revision by HCFA. In addition to premiums received from HCFA, some of the Medicare products offered by Aetna U.S. Healthcare require a modest premium to be paid by the member. Under Medicare risk arrangements, Aetna U.S. Healthcare assumes the risk of higher than expected medical expenses. Medicare contracts generate higher per member per month revenues, but also higher per member per month medical expenses, than Commercial plans.

Aetna U.S. Healthcare also has HMO contracts with a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit. Premium rates for these contracts are set prospectively but are subject to retrospective adjustments.

Premiums and fees from the federal government accounted for 21% of Aetna U.S. Healthcare's revenue in 1998. Contracts with HCFA accounted for 84% of these premiums and fees, with the balance from federal employee related benefit programs.

The Company has contracts with state and local agencies to provide fully-insured health benefits to persons eligible for Medicaid and subsidized children's health insurance program benefits. These contracts are generally for a period of one to three years. Aetna U.S. Healthcare receives a fixed monthly payment based on membership in return for the coverage of health care services. The rates are subject to periodic unilateral revision by the contracting agencies. Aetna U.S. Healthcare assumes the risk of higher than expected medical expenses.

Contracts with the customer to provide administrative services for employer-funded plans are generally for a period of one year. Aetna U.S. Healthcare has entered into certain guarantees with respect to certain functions such as customer service response time, claim processing accuracy and claim processing turnaround time, as well as certain guarantees that claim expenses to be incurred by the customer will fall within a certain range. With any of these guarantees, Aetna U.S. Healthcare is financially at risk if the conditions of the arrangements are not met, though the maximum at risk is typically 10% - 30% of fees for the customer involved.

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

Aetna U.S. Healthcare believes that the most significant factors which distinguish competing health plans are quality of service and managed care programs (including NCQA accreditation status), comprehensiveness of coverage, cost (including both premium and member out-of-pocket costs), product design, financial stability and the geographic scope of provider networks and the providers available in such networks. Aetna U.S. Healthcare believes that it is competitive in each of these areas. The ability to increase the number of persons covered by Aetna U.S. Healthcare benefits or to increase revenues is affected by competition in any particular area. In addition, the ability to increase the number of persons enrolled in Health Risk products is affected by the desire and ability of employers to self fund their health coverage. Competition may also affect the availability of services from health care providers, including primary care physicians, specialists and hospitals.

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

For the Group Insurance industry, Aetna U.S. Healthcare believes that the most significant factors which distinguish competing companies are price, quality of service, comprehensiveness of coverage, and product array and design. Specialty carriers have increased market penetration in the life and disability business. The deeply-penetrated group life market remains highly competitive.

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

For Group Insurance products, reserves are established as premiums become due to reflect the present value of expected future obligations net of the present value of expected future premiums. Policy reserves for group paid-up life insurance generally reflect long-term fixed obligations and are computed on the basis of assumed or guaranteed yield and benefit payments. Assumptions are based on the Company's historical claim experience. For long-term disability products, reserves are established for (i) lives currently in payment status (using both standard industry, as well as the Company's own morbidity and interest rate assumptions), (ii) lives who have not yet satisfied the waiting period, but are expected to do so and (iii) claims that have been incurred but not reported. Long-term care reserves are a long-term obligation calculated using industry data for morbidity and mortality assumptions. Reserves for unpaid claims for other group health products (including short duration contracts) are estimated periodically and any resulting adjustments are reflected in current earnings.

Group health and group insurance premiums are generally recorded as premium revenue over the term of the coverage. Some group contracts allow for premiums to be adjusted to reflect emerging experience. Such premiums are recognized as the related experience emerges.

Reinsurance

Aetna U.S. Healthcare uses reinsurance agreements with nonaffiliated insurers for Group Insurance businesses to control its exposure to large losses and certain other risks. The Company maintains catastrophic life reinsurance which provides protection against accidents involving five or more covered lives. For disability business, certain reinsurance arrangements have been established to reflect the circumstances of the specific disability risks. These include an excess individual amount arrangement for a particular market segment of the disability business, a quota share treaty for another market segment of the disability business, and facultative treaties on a case by case basis. In addition, the Company carries excess medical malpractice professional liability insurance.

Group Life Insurance In Force and Other Statistical Data

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)                                             1998           1997         1996
--------------------------------------------------------------------------------------------------
In force, end of year                                        $ 378,727      $ 316,478    $ 309,999
--------------------------------------------------------------------------------------------------
Terminations (lapses and all other)                          $  14,018      $  10,678    $  10,714
--------------------------------------------------------------------------------------------------
Number of policies and contracts in force, end of year:
   Group Life Contracts (1)                                     14,044         13,849       15,288
   Group Conversion Policies (2)                                31,024         32,660       33,538
--------------------------------------------------------------------------------------------------

(1) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.
(2) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Aetna U.S. Healthcare's business, see MD&A - Forward-Looking Information/Risk Factors, Aetna U.S. Healthcare - Outlook and financial results discussions in the Annual Report.

2. Aetna Retirement Services

Products and Services

Aetna Retirement Services ("ARS") offers financial services products primarily through Aetna Life Insurance and Annuity Company ("ALIAC") and Aetna Insurance Company of America ("AICA") indirect, wholly owned subsidiaries of the Company. Prior to October 1, 1998, ARS also offered individual life insurance products through ALIAC. Investment advisory services are offered through ALIAC and Aeltus Investment Management Inc. ("Aeltus"), registered investment advisers and indirect, wholly owned subsidiaries of the Company. Aeltus is also an adviser to Aetna mutual funds. Financial planning services are offered through Financial Network Investment Corporation ("FNIC"), a broker/dealer acquired in 1997, and Aetna Financial Services, Inc. ("AFSI"), indirect wholly owned subsidiaries of the Company.

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

Individual Life Insurance

Individual life insurance products include universal life and variable universal life, which have both life insurance and investment characteristics, traditional whole life and term insurance. ARS' domestic individual life insurance business was sold on October 1, 1998. The transaction was generally in the form of an indemnity reinsurance arrangement. See MD&A - Overview and Aetna Retirement Services in the Annual Report for more information.

Investment Options

ARS products provide annuity and certain life insurance customers with variable and/or fixed investment options. Variable ("nonguaranteed") options provide for full assumption by the customer of investment risks. Assets supporting variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. Aetna mutual funds include funds managed by Aeltus and, beginning in 1997, funds managed by outside investment advisors under subadvisory arrangements. Separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated results of operations. Fixed options can be either "fully guaranteed" or "experience rated". Fully guaranteed options provide guarantees on investment return, maturity values, and if applicable, benefit payments. Experience rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject, among other things, to certain minimum guarantees. The effect of investment performance (as long as minimum guarantees are not triggered) does not impact the Company's consolidated results.

Fees and Investment Margins

Insurance charges, investment management or other fees earned by ARS vary by product and depend, among other factors, on the funding option selected by the customer under the product. For variable annuities or life insurance products where assets are allocated to variable funding options, ARS charges the separate account an asset-based insurance fee and expense charge. In addition, where the customer selects an Aetna mutual fund as a variable funding option, ARS receives an asset-based investment management fee and, in the case of those funds subadvised by outside managers, ARS pays a subadvisory fee to the fund manager. For unaffiliated mutual funds, ARS receives distribution fees and/or expense reimbursements. For fixed funding options, ARS derives an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges, such as administrative fees, may be assessed depending on the nature of the product.

ARS also provides direct investment advisory services to unaffiliated customers through Aeltus and FNIC generally for fees based on assets under management. FNIC provides financial planning services generally for fees which may or may not be asset based.

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses on debt securities other than those held in separate accounts, were $51.9 billion at December 31, 1998, $45.0 billion at December 31, 1997 and $32.1 billion at December 31,1996. Approximately 95% of assets under management at December 31, 1998 and 94% at December 31, 1997, allowed for contractholder withdrawal. Approximately 84% at December 31, 1998 and 77% at December 31, 1997 are subject to market value adjustments and/or deferred surrender charges.

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

(Amounts in millions, except number of policies and average size of policies in force)

(Millions)                                             1998 (1)         1997         1996
-----------------------------------------------------------------------------------------
Sales and additions:
  Permanent:
   Nonparticipating                                    $  3,522     $  4,281    $   4,357
   Participating                                             13           13           12
Term:
   Nonparticipating                                         513        1,586        1,382
   Participating                                             18           53          133
-----------------------------------------------------------------------------------------
       Total                                           $  4,066     $  5,933    $   5,884
=========================================================================================
Terminations:
  Surrenders and conversions                           $  1,807     $  1,865    $   1,646
    Lapses                                                2,046        2,126        2,098
    Other                                                   323        1,130          330
-----------------------------------------------------------------------------------------
       Total                                           $  4,176     $  5,121    $   4,074
=========================================================================================
In force, end of year:
  Permanent                                            $ 39,275     $ 36,614    $  35,883
  Term                                                   10,410       13,181       13,100
-----------------------------------------------------------------------------------------
      Total                                            $ 49,685     $ 49,795    $  48,983
=========================================================================================
Number of policies in force, end of year:
   Nonparticipating                                     554,776      597,221      627,233
   Participating                                         90,904       97,533      105,098
-----------------------------------------------------------------------------------------
      Total                                             645,680      694,754      732,331
=========================================================================================
Average size of policies in force, end of year:
   Nonparticipating                                    $ 79,357     $ 72,654    $  66,385
   Participating                                         62,266       65,664       69,883
-----------------------------------------------------------------------------------------

(1) As a result of the sale of the individual life business on October 1, 1998, substantially all of the in force amounts are being ceded to an outside company.

See Note 13 of Notes to Consolidated Financial Statements in the Annual Report for a discussion of participating life insurance contracts.

The following table summarizes premiums and deposits for ARS:

(Millions)                                             1998 (1)         1997         1996
-----------------------------------------------------------------------------------------
Premiums                                               $  131.9     $  158.5    $   180.7
Deposits                                                5,142.5      4,969.0      4,564.8
-----------------------------------------------------------------------------------------
                                                       $5,274.4     $5,127.5    $ 4,745.5
=========================================================================================

(1) 1998 amounts reflect the operations of the individual life business through the sale date of October 1, 1998.

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

Prior to the sale of the individual life business on October 1, 1998, reserves for universal life products were equal to cumulative deposits less withdrawals and charges plus credited interest thereon, plus/less net realized capital gains/losses (which were reflected through credited rates on an amortized basis). These reserves also included unrealized capital gains/losses related to FAS No. 115. As a result of the sale and transfer of assets supporting the business, reserves for universal life products will no longer include net realized capital gains/losses and unrealized gains/losses related to FAS No. 115 for the years ended December 31, 1998 and beyond. Reserves for all other fixed individual life contracts are computed on a basis consistent with that described above for limited payment contracts.

Because the sale was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance receivable approximating the total ARS individual life reserves at the sale date.

Reserves, as described above, are computed amounts that, with additions from premiums and deposits to be received and with interest on such reserves compounded annually at assumed rates, are expected to be sufficient to meet the Company's policy obligations at their maturities or to pay expected death or retirement benefits or other withdrawal requests.

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect ARS' business, see MD&A - Forward-Looking Information/Risk Factors, Aetna Retirement Services - Outlook and financial results discussions in the Annual Report.

3.  Aetna International

Aetna International, through subsidiaries and joint venture affiliates, sells primarily life and health insurance and financial retirement services products in markets outside of the United States.

The Company continues to increase its investments in emerging international and financial services markets, where it believes demographic and other characteristics afford the opportunity for long-term business growth. The Company seeks to enter new emerging markets in their early stages of development, seeking to be among the first foreign entrants, and then to build sufficient scale of operations to compete with local and other foreign companies. The Company also explores opportunities for additional investments, or divestitures where appropriate, in markets where it has established operations.

The Company may invest in a new market or increase its position in a market through a combination of acquisitions, joint ventures and de novo initiatives. Over the past 5 years, the Company has invested $1.1 billion in its international operations, of which $245 million was invested in 1998, a majority of which related to the acquisition of a 74.5% ownership interest in Cruz Blanca, a private health insurance company in Chile.

Aetna International conducts its business in several major geographic locations:

      o Asia Pacific - Operations are conducted through majority-owned subsidiaries in Indonesia, Malaysia, New Zealand, the Philippines, Taiwan and Thailand as well as through equity affiliates in China and Hong Kong. The products and services sold by these businesses include individual and group life and health insurance, deposit administration and related financial products and services.

      o Americas - Operations are conducted through wholly owned and majority-owned subsidiaries in Argentina, Canada, Chile and equity affiliates in Brazil, Mexico, Peru, and Venezuela. The products and services sold by these businesses include individual and group life and health insurance, annuities, personal and commercial property-casualty insurance, and pension fund administration services.

      o     Other - Includes general and other miscellaneous expenses.

Each of the affiliates through which Aetna International conducts business operates within guidelines established by the Company. Methods of distributing products vary by country and product depending on local laws, customs and the needs of the particular customer segment. Distribution channels include career agents, independent agents and brokers, financial institutions and direct sales. Competition varies by country and includes well established local companies, as well as foreign based companies with a strong international presence.

The following table sets forth Aetna International's revenue and operating earnings or losses by major geographic location (including its share of net income in minority owned affiliates and excluding Year 2000 costs in 1998 and net realized capital gains or losses in all three years) and premiums, before deductions for reinsurance ceded to other companies:

                                       Revenue                          Operating Earnings
                         -----------------------------------     -------------------------------
(Millions)                    1998         1997         1996        1998        1997        1996
------------------------------------------------------------------------------------------------
Asia Pacific (1)         $ 1,191.6    $ 1,092.6    $   869.9     $  65.2     $  55.7     $  53.8
Americas (2)                 982.5        863.1        742.7       112.9        83.0        59.1
Other (3)                      2.4          3.1         11.9       (12.4)      (10.0)       (7.4)
------------------------------------------------------------------------------------------------
                         $ 2,176.5    $ 1,958.8    $ 1,624.5     $ 165.7     $ 128.7     $ 105.5
================================================================================================

(1) Includes China, Hong Kong, Indonesia, Malaysia, New Zealand, Philippines, Taiwan and Thailand.
(2)   Includes Argentina, Brazil, Canada, Chile, Mexico, Peru and Venezuela.
(3)   Includes general and other miscellaneous expenses.

--------------------------------------------------------------------------------
Premiums (included in
  revenue above)                   $ 1,578.5      $ 1,434.1      $ 1,166.1
--------------------------------------------------------------------------------

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Aetna International's business, see MD&A - Forward-Looking Information/Risk Factors, Aetna International - Outlook and financial results discussions in the Annual Report.

4. Large Case Pensions

Principal Products

Large Case Pensions manages a variety of retirement products (including pension and annuity products) offered to IRC Section 401 qualified defined benefit and defined contribution plans. Contracts provide nonguaranteed, partially guaranteed (experience rated) and fully guaranteed investment options through general and Separate Account products. The majority of Large Case Pensions' products that use Separate Accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risk as well as the benefit of favorable performance. Large Case Pensions earns a management fee on these Separate Accounts.

In 1993, the Company discontinued its fully guaranteed large case pension products. (For additional information, see MD&A - Large Case Pensions in the Annual Report.)

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Large Case Pension's business, see MD&A - Forward-Looking Information/Risk Factors, Large Case Pensions - Outlook and financial results discussions in the Annual Report.

5. General Account Investments

Consistent with the nature of the contract obligations involved in the Company's health, life, annuity and pension operations, the majority of general account assets have been invested in intermediate and long-term, fixed-income obligations such as treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of investments, see Notes 1, 5, and 8 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth the distribution of invested assets, cash and cash equivalents and accrued investment income of the Company's general account portfolio (excluding Discontinued Operations) as of the end of the years indicated: (1) (2)

Millions                                                                 1998        1997        1996
-----------------------------------------------------------------------------------------------------
Debt securities:
  Bonds:
    U.S. government and government agencies and authorities         $ 1,998.6   $ 3,928.6   $ 3,773.1
    States, municipalities and political subdivisions                   550.1       206.6       355.3
  U.S. corporate securities:
    Utilities                                                         2,578.0     2,505.5     2,420.3
    Financial                                                         4,945.9     5,216.8     4,546.5
    Transportation/capital goods                                      2,501.9     2,589.4     2,492.8
    Health care/consumer products                                     2,656.3     1,735.3     1,803.7
    Natural resources                                                 1,550.7     1,559.9     1,317.9
    Other corporate securities                                        1,355.8     1,506.2     1,519.8
-----------------------------------------------------------------------------------------------------
      Total U.S. corporate securities                                15,588.6    15,113.1    14,101.0
-----------------------------------------------------------------------------------------------------
  Foreign:
    Government, including political subdivisions                      2,883.8     2,629.8     2,505.4
    Utilities                                                           676.6       689.1       790.2
    Other                                                             2,868.0     3,830.4     3,513.1
-----------------------------------------------------------------------------------------------------
      Total foreign securities                                        6,428.4     7,149.3     6,808.7
-----------------------------------------------------------------------------------------------------
  Residential mortgage-backed securities:
    Pass-throughs                                                     2,322.7     1,812.5     1,848.4
    Collateralized mortgage obligations                               2,041.2     2,710.4     2,764.7
-----------------------------------------------------------------------------------------------------
      Total residential mortgage-backed securities                    4,363.9     4,522.9     4,613.1
-----------------------------------------------------------------------------------------------------
  Commercial/Multifamily mortgage-backed securities                   2,123.2     1,622.0     1,144.3
  Other asset-backed securities                                         971.0     1,635.1     1,464.6
-----------------------------------------------------------------------------------------------------
      Total bonds                                                    32,023.8    34,177.6    32,260.1
  Redeemable preferred stocks                                           157.0        67.4        76.2
-----------------------------------------------------------------------------------------------------
      Total debt securities                                          32,180.8    34,245.0    32,336.3
-----------------------------------------------------------------------------------------------------
Equity securities:
  Common stocks                                                         566.9       866.4     1,185.3
  Nonredeemable preferred stocks                                        233.6       175.0       147.5
-----------------------------------------------------------------------------------------------------
      Total equity securities                                           800.5     1,041.4     1,332.8
-----------------------------------------------------------------------------------------------------
Short-term investments                                                  942.2     1,003.9       723.2
Mortgage loans                                                        3,553.0     4,207.8     6,700.9
Real estate                                                             270.3       369.5       850.2
Policy loans                                                            458.7       746.9       707.3
Other                                                                 1,264.5       947.4       835.5
-----------------------------------------------------------------------------------------------------
      Total investments                                             $39,470.0   $42,561.9   $43,486.2
=====================================================================================================
Cash and cash equivalents                                           $ 1,951.5   $ 1,805.8   $ 1,462.6
=====================================================================================================
Accrued investment income                                           $   537.1   $   545.8   $   598.6
=====================================================================================================

(1)   Excludes Separate Accounts.
(2) Includes $7.1 billion in 1998, $7.9 billion in 1997 and $8.7 billion in 1996 of investments supporting discontinued products.

The following table summarizes the Company's investment results:  (1)

(Dollar amounts in millions)
------------------------------------------------------------------------------------------
                     Net           Earned Net         Net Realized    Change in Net
                     Investment    Investment         Capital         Unrealized Capital
                     Income (2)    Income Rate (3)    Gains (4)       Gains and Losses (5)
------------------------------------------------------------------------------------------
For the year:
1998                $ 3,190.9          7.6%           $ 211.8          $ (198.8)
1997                  3,377.5          7.7              334.2             (50.7)
1996                  3,565.2          8.0              134.4              10.8
------------------------------------------------------------------------------------------

(1) Excludes Separate Accounts, investments in affiliates and Discontinued Operations.
(2) Net investment income excludes net realized capital gains and losses, as well as income taxes and includes investment expenses.
(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average amount of cash, invested assets, excluding unrealized gains and losses, and accrued investment income for the year.
(4) Net realized capital gains exclude income taxes and gains and losses allocable to experience-rated pension contractholders.
(5) Net unrealized capital gains (losses) exclude federal income taxes and changes in unrealized capital gains (losses) related to experience-rated contractholders and discontinued products.

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

Many legislative and regulatory changes related to health products have recently been enacted or are being seriously considered by the federal and state governments. For a discussion of these matters see MD&A - Regulatory Environment in the Annual Report. For information regarding regulation of pricing by the Company's HMOs, see "Aetna U.S. Healthcare Health Pricing", on page 9.

Investment and Retirement Products and Services

Operations conducted by ARS and Large Case Pensions are subject to regulation by various government agencies where the Company conducts business, in particular the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

The Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD") and, to a lesser extent, the states regulate the sales and investment management activities and operations of broker-dealer and investment advisory subsidiaries of the Company. Regulations of the SEC, DOL and Internal Revenue Service also impact certain of the Company's pension, annuity, life insurance and other investment and retirement products. These products involve Separate Accounts of ALIAC and AICA and mutual funds registered under the Investment Company Act of 1940.

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

The Small Business Job Protection Act (the "Act") was signed into law in 1996. The Act created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit contracts based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were proposed by the DOL on December 22, 1997, will address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit contracts. The conference report relating to the Act states that contracts issued after December 31, 1998 that are not guaranteed benefit contracts will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.

HMO and Insurance Holding Company Laws

A number of states, including Connecticut, regulate affiliated groups of HMOs and insurers such as the Company under holding company statutes. These laws may require these companies to maintain certain levels of equity. For information regarding restrictions on certain payments of dividends or other distributions by HMO and insurance company subsidiaries of the Company, see MD&A - Liquidity and Capital Resources in the Annual Report. Some of these laws also regulate changes in control (as do Connecticut corporate laws), and other matters such as transactions with affiliates. See also Note 17 of Notes to Consolidated Financial Statements in the Annual Report.

Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. The after-tax charges to earnings for guaranty fund obligations were $3 million as of December 31, 1998, $5 million as of December 31, 1997 and $4 million as of December 31, 1996. While the Company has historically recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments. For information regarding certain other potential regulatory changes relating to the Company's businesses, see MD&A - Regulatory Environment and Forward-Looking Information/Risk Factors. (See Note 1 of Notes to Consolidated Financial Statements for future accounting standards related to guaranty fund assessments.)

b. NAIC IRIS Ratios

The NAIC IRIS ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 1998, none of Aetna Inc.'s significant insurance subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges.

Management does not expect that any of the Company's significant subsidiaries will have more than two IRIS ratios outside of the NAIC usual ranges for 1999.

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

c. Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the years indicated:

(Millions)
Aetna Inc.                                           1998     1997     1996      1995     1994
----------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                   4.96     5.74     2.45      4.97     4.74
Ratio of Earnings to Combined Fixed Charges
  and Preferred Stock Dividends                      3.94     4.46     2.10      4.97     4.74

(Millions)
Aetna Services, Inc.                                 1998     1997     1996
---------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                   4.31     5.78     2.44
Ratio of Earnings to Combined Fixed Charges
  and Preferred Stock Dividends                      4.31     5.78     2.44

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (See Note 15 of Notes to Consolidated Financial Statements in the Annual Report.) During 1994 and 1995, there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

d. Trademarks

The trademarks Aetna (Registered Trademark), Aetna U.S. Healthcare (Registered Trademark), U.S. Healthcare (Registered Trademark), and Aetna Retirement Services (Registered Trademark), together with the corresponding design logos are owned by the Company. The Company considers these trademarks and its other trademarks and trade names important in the operation of its business. However, the business of the Company is not dependent on any individual trademark or trade name.

e. Ratings

The ratings of certain of Aetna Inc.'s subsidiaries follow:

                                                                              Rating Agencies
                                                           ---------------------------------------------------
                                                                                      Moody's
                                                                        Duff &        Investors       Standard
                                                           A.M. Best    Phelps        Service         & Poor's
                                                           ---------------------------------------------------
Aetna Services, Inc. (senior debt)**
   November 3, 1998                                           *           A             A3                A
   February 1, 1999 (1)                                       *           A             A3                A

Aetna Services, Inc. (commercial paper)**
   November 3, 1998                                           *           D-1           P-2               A-1
   February 1, 1999 (1)                                       *           D-1           P-2               A-1

Aetna Life Insurance Company (claims paying)
   November 3, 1998                                           A           AA-           A1                A+
   February 1, 1999 (1)                                       A           AA-           A1                A+

Aetna Life Insurance and Annuity Company (claims paying)
   November 3, 1998                                           A           AA            Aa3               AA-
   February 1, 1999 (1)                                       A           AA            Aa3               AA-

*     Nonrated by the agency.
**    Fully and unconditionally guaranteed by Aetna Inc.

(1) These ratings are currently under review by certain rating agencies pending completion of their analysis of the pending Prudential health care acquisition. Duff and Phelps Credit Rating Company has the debt ratings of Aetna on credit watch negative. Standard and Poor's has the debt and claims paying ratings on credit watch negative. Moody's Investors Service has the debt and claims paying ratings on outlook negative.

f. Miscellaneous

The Company had approximately 33,500 domestic employees at December 31, 1998. In addition, the Company had approximately 7,600 international employees at December 31, 1998 in its majority and wholly owned non-U.S. subsidiaries.

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

The federal government is a significant customer of the Aetna U.S. Healthcare segment and the Company, accounting for approximately 15% of the Company's consolidated revenue in 1998. No other customer accounted for 10% or more of the Company's consolidated revenues in 1998. No other segment of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of the segment. See Notes 18, 19 and 20 of Notes to Consolidated Financial Statements in the Annual Report regarding segment information.

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

Item 3. Legal Proceedings.

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The litigation is still in the preliminary stages, and the Company is defending the actions vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice and other litigation in its health business. Aetna U.S. Healthcare of California, Inc., an indirect subsidiary of the Company, is currently a party to such an action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the state of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon alleged denial of claims for services provided to David Goodrich by out of network providers without prior authorization. On January 20, 1999 a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. Aetna U.S. Healthcare of California, Inc. intends to appeal the verdict and will continue to vigorously defend this matter. While the ultimate outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

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

                                                                         Business Experience
Name of Officer              Principal Position                Age *     During Past Five Years *
---------------              ------------------                ---       ----------------------
Richard L. Huber             Chairman, Chief Executive         62            (1)
                             Officer and President

Michael J. Cardillo          Executive Vice President,
                             Aetna U.S. Healthcare             55            (2)

Frederick C. Copeland, Jr.   Executive Vice President,
                             International                     57            (3)

Timothy A. Holt              Senior Vice President,
                             Aetna Investment Management       45            (4)
                             Group

Thomas J. McInerney          Executive Vice President,
                             Aetna Retirement Services         42            (5)

Alan J. Weber                Vice Chairman for Strategy
                             and Finance                       49            (6)

* As of February 26, 1999.

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

(3) Mr. Copeland assumed his current position on July 19, 1996. He also serves as President and Chief Executive Officer of Aetna International, Inc., a position he assumed in April 1996, after having served as President of Aetna International since July 1995. From January 1993 to July 1995, he served as Chairman, President and Chief Executive Officer of Fleet Bank, N.A., Connecticut. From September 1987 to January 1993, he served as President and Chief Executive Officer of Citibank Canada.

(4) Mr. Holt assumed his current position on January 29, 1999, having served as Vice President, Aetna Investment Management Group since September 1997. From 1996 to September 1997, he served as Vice President and Chief Financial Officer of Aetna Retirement Services. He served as Vice President, Portfolio Management Group, from 1992 to 1996.

(5) Mr. McInerney assumed his current position on August 18, 1997, having served as Vice President, Strategic Planning, since March 1997. He also currently serves as President, Aetna Retirement Services, Inc. From 1996 to 1997, he served as Vice President, National Accounts, for Aetna Health Plans and then as Vice President, National Accounts and Sales and Marketing, for the successor business, Aetna U.S. Healthcare. During 1995 and 1996, he also served as Vice President, Corporate Strategy. From 1992 to 1996, Mr. McInerney served as Vice President, Large Case Pensions.

(6) Mr. Weber assumed his current position on August 1, 1998. From July 1994 to July 1998 Mr. Weber served as Chairman of Citibank International and from October 1988 to July 1994, he served as Executive Vice President, Financial Institutions and Transaction Services, of Citibank, N.A.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Aetna Inc.'s common stock is listed on the New York Stock Exchange. Its symbol is AET. As of January 31, 1999, there were 19,221 record holders of the common stock.

The dividends declared and the high and low sales prices with respect to the Company's common stock for each quarterly period for the past two years are incorporated herein by reference from "Quarterly Data" in the Annual Report.

Information regarding restrictions on the Company's present and future ability to pay dividends is incorporated herein by reference from Note 17 of Notes to Consolidated Financial Statements and MD&A - Liquidity and Capital Resources in the Annual Report.

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

Item 8.  Consolidated Financial Statements and Supplementary Data.

The 1998 Consolidated Financial Statements and the report of the registrant's independent auditors and the unaudited information set forth under the caption "Quarterly Data" are incorporated herein by reference to the Annual Report.

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

Item 11. Executive Compensation.

The information under the captions "Director Compensation in 1998" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

2. Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item
14. See Index to Financial Statement Schedules on page 37.

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

Form of Subordinated Indenture, dated as of July 1, 1996, among the Company, Aetna Services, Inc., and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (including the forms of Subordinated Debt Securities and Subordinated Debt Guarantees), incorporated herein by reference to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02;
333-52321-03; 333-52321-04; 333-52321-05) filed on June 19, 1998.

Form of Junior Subordinated Indenture among the Company, Aetna Services, Inc., and The First National Bank of Chicago, as Trustee, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05) filed on June 19, 1998.

Form of Supplemental Indenture to be used in connection with the issuance of Junior Subordinated Debt Securities and Preferred Securities (including the forms of the Junior Subordinated Debt Securities and Junior Subordinated Debt Guarantees), incorporated herein by reference to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04;
333-52321-05) filed on June 19, 1998.

Declaration of Trust of Aetna Capital Trust I, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04;
333-52321-05) filed on May 11, 1998.

Declaration of Trust of Aetna Capital Trust II, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04;
333-52321-05) filed on May 11, 1998.

Declaration of Trust of Aetna Capital Trust III, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03;
333-52321-04; 333-52321-05) filed on May 11, 1998.

Declaration of Trust of Aetna Capital Trust IV, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04;
333-52321-05) filed on May 11, 1998.

Certificate of Trust of Aetna Capital Trust I, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04;
333-52321-05) filed on May 11, 1998.

Certificate of Trust of Aetna Capital Trust II, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04;
333-52321-05) filed on May 11, 1998.

Certificate of Trust of Aetna Capital Trust III, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03;
333-52321-04; 333-52321-05) filed on May 11, 1998.

Certificate of Trust of Aetna Capital Trust IV, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04;
333-52321-05) filed on May 11, 1998.

Form of Amended and Restated Declaration of Trust for each of Aetna Capital Trust I, II, III, and IV (including the form of Preferred Securities), incorporated herein by reference to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05) filed on
June 19, 1998.

Form of Guarantee Agreement among the Company, Aetna Services, Inc., and The First National Bank of Chicago, as Trustee, with respect to each of Aetna Capital Trust I, II, III and IV's Preferred Securities, incorporated herein by reference to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05) filed on June 19, 1998.

Designations, Rights and Preferences of Class B Voting Preferred Stock; Class B Voting Preferred Stock, Series A; and 6.25% Class C Voting Preferred Stock; incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 26, 1996.

Aetna Inc. Rights Agreement, incorporated herein by reference to the Company's Form 8-K filed on July 26, 1996.

Indenture, dated as of October 15, 1986, between Aetna Services, Inc. (formerly Aetna Life and Casualty Company) and The First National Bank of Boston, Trustee.

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

Aetna Services, Inc. Credit Facility, incorporated herein by reference to Aetna Services, Inc.'s Form 8-K filed on July 16, 1996.

Notification from Aetna Services, Inc. dated October 22, 1996 electing to reduce Credit Facility to $1.5 billion, incorporated herein by reference to the Company's Form 10-K filed on February 28, 1997.

Amendment, dated as of September 4, 1997, to the Amended and Restated Agreement, dated as of May 30, 1996, between the Company and Leonard Abramson, incorporated herein by reference to the Company's Form 10-Q filed on November 4, 1997.

Amendment, dated as of September 8, 1997, to Employment Agreement, as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to the Company's Form 10-Q filed on November 4, 1997.**

Amendment No. 1, dated as of December 31, 1996, to the Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to the Company's Form 10-Q filed on May 6, 1997.**

Amendment No. 2, dated as of February 28, 1997, to the Supplemental Pension Benefit Plan for Certain Employees of Aetna Services, Inc., incorporated herein by reference to the Company's Form 10-Q filed on May 6, 1997.**

Employment Agreement, dated as of March 6, 1997, by and between the Company and Joseph Sebastianelli, incorporated herein by reference to the Company's Form 10-Q filed on May 6, 1997.**

Amendment dated as of April 9, 1997, to the Amended and Restated Agreement, dated as of May 10, 996, between the Company and Leonard Abramson, incorporated herein by reference to the Company's Form 10-Q filed on May 6, 1997.

Amendment dated as of July 22, 1996, to Letter Agreement, dated as of January 19, 1995, between the Company and Richard L. Huber incorporated herein by reference to the Company's Form 10-Q filed on May 6, 1997.**

Amendment dated as of July 22, 1996, to Employment Agreement, dated as of January 19, 1995, between the Company and Ronald E. Compton, incorporated herein by reference to the Company's Form 10-Q filed on May 6, 1997.**

Amendment dated as of July 22, 1996, to Employment Agreement, dated as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to the Company's Form 10-Q filed on May 6, 1997.**

Employment Agreement, dated as of December 21, 1995, by and between Aetna Services, Inc. and Frederick C. Copeland, Jr., as amended, incorporated herein by reference to the Company's Form 10-K filed on March 3, 1998.**

Employment Agreement, dated as of December 21, 1995, by and between Aetna Services, Inc. and Thomas McInerney, as amended, incorporated herein by reference to the Company's Form 10-K filed on March 3, 1998.**

Description of certain arrangements not embodied in formal documents, as described under the headings "Director Compensation" and "Executive Compensation", are incorporated herein by reference to the Company's 1999 Proxy Statement.

Assignment dated June 29, 1998 of Credit Agreement dated as of June 28, 1996, incorporated herein by reference to the Company's Form 10-Q filed on August 8, 1998.

The Aetna Inc. 1998 Stock Incentive Plan, incorporated herein by reference to the Company's Registration Statement on Form S-8 (Registration No. 333-68881) filed on December 14, 1998.

(11) Statement re: computation of per share earnings.

Incorporated herein by reference to Note 2 of Notes to Consolidated Financial Statements in the Annual Report.

(12) Statement re: computation of ratios.

Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and Aetna Services for the years ended December 31, 1998, 1997 and 1996.

Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and Aetna Services for the years ended December 31, 1998, 1997 and 1996.

(13) Annual Report to security holders.

Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and the report of the Company's independent auditors, and unaudited Quarterly Data are incorporated herein by reference to the Annual Report.

(21) Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Inc.

(23) Consents of experts and counsel.

Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24) Powers of attorney.

(27) Financial data schedule.

(b) Reports on Form 8-K

The Company filed a report on Form 8-K on November 18, 1998 relating to the Underwriting Agreement and Pricing Agreement for the Puttable Reset Securities
(PURS) issued by the Company. The Company also filed a report on Form 8-K on December 9, 1998 related to the Prudential health care acquisition.

* Exhibits other than those listed are omitted because they are not required or are not applicable. Copies of exhibits are available without charge by writing to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**    Management contract or compensatory plan or arrangement.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                   AETNA INC.

                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 38

I     Summary of Investments - Other than Investments in Affiliates as of
      December 31, 1998                                                      39

II    Condensed Financial Information of the Registrant:
        Balance sheet of Aetna Inc. as of December 31, 1998 and
        1997 and the related  statements of income, shareholders'
        equity and cash flows for the years ended December 31, 1998,
        1997 and 1996.                                                       40

III   Supplementary Insurance Information as of and for the years ended
        December 31, 1998, 1997 and 1996.                                    46

IV    Reinsurance                                                            49

V     Valuation and Qualifying Accounts and Reserves for the years ended
        December 31, 1998, 1997 and 1996                                     50

Certain of the required information is shown in the Consolidated Financial Statements or Notes thereto in the Annual Report. Certain information has been omitted from the schedules filed because the information is not applicable.

Certain reclassifications have been made to the 1997 and 1996 financial information to conform to the 1998 presentation.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Aetna Inc.:

Under date of February 3, 1999, we reported on the consolidated balance sheets of Aetna Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                  /s/ KPMG LLP

Hartford, Connecticut
February 3, 1999

                           AETNA INC. AND SUBSIDIARIES
                                   SCHEDULE I
          Summary of Investments - Other than Investments in Affiliates
                             As of December 31, 1998

                                                                                                 Amount
                                                                                               at which
                                                                                           shown in the
  (Millions)                                                       Cost         Value*    balance sheet
-------------------------------------------------------------------------------------------------------
Debt securities:
  Bonds:
    U.S. government and government agencies and authorities   $ 1,863.8      $ 1,998.6        $ 1,998.6
    States, municipalities and political subdivisions             531.8          550.1            550.1
  U.S. corporate securities:
    Utilities                                                   2,454.8        2,578.0          2,578.0
    Financial                                                   4,739.1        4,945.9          4,945.9
    Transportation/capital goods                                2,313.7        2,501.9          2,501.9
    Health care/consumer products                               2,495.2        2,656.3          2,656.3
    Natural resources                                           1,494.3        1,550.7          1,550.7
    Other corporate securities                                  1,314.5        1,355.8          1,355.8
-------------------------------------------------------------------------------------------------------
      Total U.S. corporate securities                          14,811.6       15,588.6         15,588.6
-------------------------------------------------------------------------------------------------------
  Foreign:
    Government, including political subdivisions                2,722.6        2,883.8          2,883.8
    Utilities                                                     589.8          676.6            676.6
    Other                                                       2,802.2        2,868.0          2,868.0
-------------------------------------------------------------------------------------------------------
      Total foreign securities                                  6,114.6        6,428.4          6,428.4
-------------------------------------------------------------------------------------------------------
  Residential mortgage-backed securities:
    Pass-throughs                                               2,248.8        2,322.7          2,322.7
    Collateralized mortgage obligations                         1,929.2        2,041.2          2,041.2
-------------------------------------------------------------------------------------------------------
      Total residential mortgage-backed securities              4,178.0        4,363.9          4,363.9
-------------------------------------------------------------------------------------------------------
  Commercial/Multifamily mortgage-backed securities             2,121.8        2,123.2          2,123.2
  Other asset-backed securities                                   954.9          971.0            971.0
-------------------------------------------------------------------------------------------------------
      Total bonds                                              30,576.5       32,023.8         32,023.8
  Redeemable preferred stocks                                     153.6          157.0            157.0
-------------------------------------------------------------------------------------------------------
      Total debt securities                                   $30,730.1      $32,180.8        $32,180.8
=======================================================================================================
Equity securities:
  Common stocks:
  Public utilities                                            $    16.3      $    20.4        $    20.4
  Banks, trust and insurance companies                             16.5           19.5             19.5
  Industrial, miscellaneous and all other                         500.3          527.0            527.0
-------------------------------------------------------------------------------------------------------
      Total common stocks                                         533.1          566.9            566.9
  Nonredeemable preferred stocks                                  229.5          233.6            233.6
-------------------------------------------------------------------------------------------------------
      Total equity securities                                 $   762.6      $   800.5        $   800.5
=======================================================================================================
Short-term investments                                        $   942.2                       $   942.2
Mortgage loans                                                  3,553.0                         3,553.0
Real estate                                                       270.3                           270.3
Policy loans                                                      458.7                           458.7
Other                                                             771.4(1)                      1,264.5(2)
-------------------------------------------------------------------------------------------------------
      Total investments                                       $37,488.3                       $39,470.0
=======================================================================================================

* See Notes 1 and 5 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report.

(1)   Excludes investments in affiliates of $493.1 million.
(2)   Includes investments in affiliates of $493.1 million.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                              Statements of Income

                                                                     For the year ended December 31,
(Millions)                                                                1998       1997       1996
----------------------------------------------------------------------------------------------------
Net investment income                                                $     2.0  $      .5  $     1.2
----------------------------------------------------------------------------------------------------
     Total revenue                                                         2.0         .5        1.2
Operating expenses                                                          --         --         .2
----------------------------------------------------------------------------------------------------
     Total expenses                                                         --         --         .2
----------------------------------------------------------------------------------------------------
Income before income taxes and equity in earnings of affiliates            2.0         .5        1.0
Income taxes                                                                .6         .1         .5
Equity in earnings of affiliates                                         846.7      900.7      204.6
----------------------------------------------------------------------------------------------------
Income from continuing operations                                        848.1      901.1      205.1
Discontinued Operations, net of tax:
  Income from operations                                                    --         --      182.2
  Gain on sale                                                              --         --      263.7
----------------------------------------------------------------------------------------------------
Net income                                                           $   848.1  $   901.1  $   651.0
====================================================================================================

See Notes to Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                                 Balance Sheets

                                                                         As of December 31,
 (Millions, except share data)                                              1998        1997
--------------------------------------------------------------------------------------------
Assets:
Investments:
  Short-term investments                                               $     3.1   $     3.2
  Investments in affiliates                                             11,400.7    11,049.2
--------------------------------------------------------------------------------------------
Total investments                                                       11,403.8    11,052.4
  Cash and cash equivalents                                                 15.8        22.1
  Due from affiliates                                                        2.2         5.4
  Affiliate dividends receivable                                            50.0       200.0
  Deferred income taxes                                                      1.5         1.1
--------------------------------------------------------------------------------------------
Total assets                                                           $11,473.3   $11,281.0
============================================================================================

Liabilities:
  Dividends payable to shareholders                                    $    35.2   $    36.1
  Other liabilities                                                         29.0        29.3
  Current income taxes                                                      20.2        20.2
--------------------------------------------------------------------------------------------
Total liabilities                                                           84.4        85.6
--------------------------------------------------------------------------------------------
Shareholders' Equity:
 Class C Voting Mandatorily Convertible Preferred Stock
   ($.01 par value; 15,000,000 shares authorized;
   11,614,816 in 1998 and 11,655,206 in 1997 issued and outstanding)       862.1       865.4
 Common stock ($.01 par value; 500,000,000 shares authorized,
   141,272,628 in 1998 and 145,794,844 in 1997 issued and
   outstanding)                                                          3,292.4     3,644.4
 Accumulated other comprehensive income                                    177.8       307.1
 Retained earnings                                                       7,056.6     6,378.5
--------------------------------------------------------------------------------------------
Total shareholders' equity                                              11,388.9    11,195.4
--------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                             $11,473.3   $11,281.0
============================================================================================

See Notes to Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                                   SCHEDULE II
                         Condensed Financial Information
                                   AETNA INC.
                       Statements of Shareholders' Equity

                                                                      For the three years ended December 31, 1998
                                                       -----------------------------------------------------------------------------
                                                                                        Accumulated Other        Class C
                                                                                     Comprehensive Income         Voting
                                                                                     --------------------    Mandatorily
                                                                                 Unrealized        Foreign   Convertible
                                                                    Retained  Gains(Losses)       Currency     Preferred     Common
(Millions, except share data)                              Total    Earnings  on Securities  Gains(Losses)         Stock      Stock
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                          $ 7,272.8   $ 5,195.6      $   797.0     $  (155.9)   $        --  $ 1,436.1
====================================================================================================================================
Comprehensive income:
   Net income                                              651.0       651.0
   Other comprehensive loss, net of tax:
     Unrealized losses on securities (($527.6)
       pretax)                                            (342.8)                    (342.8)
     Foreign currency ($64.2 pretax)                        41.7                                     41.7
                                                       ---------
   Other comprehensive loss                               (301.1)
                                                       ---------
        Total comprehensive income                         349.9
                                                       =========
Issued for U.S. Healthcare merger:
   Class C voting mandatorily convertible preferred
     stock (11,655,546 shares)                             865.4                                                 865.4
   Common shares (34,988,615 shares)                     2,580.1                                                            2,580.1
   Stock options                                            24.8                                                               24.8
   Common stock issued for benefit plans
    (1,563,491 shares)                                      75.1                                                               75.1
Repurchase of common shares (1,194,400 shares)             (83.3)                                                             (83.3)
Common stock dividends                                    (170.0)     (170.0)
Preferred stock dividends                                  (25.1)      (25.1)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                          $10,889.7   $ 5,651.5      $   454.2     $  (114.2)   $   865.4    $ 4,032.8
===================================================================================================================================
Comprehensive income:
   Net income                                              901.1       901.1
   Other comprehensive loss, net of tax:
     Unrealized gains on securities ($81.8 pretax)          49.9                      49.9
     Foreign currency (($127.3) pretax)                    (82.8)                                   (82.8)
                                                       ---------
   Other comprehensive loss                                (32.9)
                                                       ---------
        Total comprehensive income                         868.2
                                                       =========
Common stock issued for benefit
  plans (1,883,945 shares)                                 134.7                                                              134.7
Repurchase of common shares (6,173,900 shares)            (523.1)                                                            (523.1)
Common stock dividends                                    (118.6)     (118.6)
Preferred stock dividends                                  (55.5)      (55.5)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                          $11,195.4   $ 6,378.5      $   504.1     $  (197.0)   $   865.4    $ 3,644.4
===================================================================================================================================
Comprehensive income:
   Net income                                              848.1       848.1
   Other comprehensive loss, net of tax:
     Unrealized losses on securities (($179.8) pretax)    (116.9)                    (116.9)
     Foreign currency (($19.1) pretax)                     (12.4)                                   (12.4)
                                                       ---------
   Other comprehensive loss                               (129.3)
                                                       ---------
        Total comprehensive income                         718.8
                                                       =========
Common stock issued for benefit
   plans (576,387 shares)                                   39.6                                                               39.6
Repurchase of common shares (5,131,700 shares)            (394.9)                                                            (394.9)
Conversion of preferred securities (40,390 preferred          --                                                  (3.3)         3.3
  shares converted to 33,097 shares)
Common stock dividends                                    (114.7)     (114.7)
Preferred stock dividends                                  (55.3)      (55.3)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                          $11,388.9   $ 7,056.6      $   387.2     $  (209.4)   $   862.1    $ 3,292.4
===================================================================================================================================

See Notes to the Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                            Statements of Cash Flows

                                                                            For the year ended December 31,
                                                                           --------------------------------
 (Millions)                                                                    1998        1997        1996
-----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                               $  848.1    $  901.1    $  651.0
  Adjustments to reconcile net income to net cash (used for) provided by operating activities:
      Equity in earnings of affiliates                                       (846.7)     (900.7)     (204.6)
      Income from Discontinued Operations                                        --          --      (182.2)
      Gain on sale of Discontinued Operations                                    --          --      (263.7)
      Other, net                                                                2.4        (8.4)       27.7
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                            3.8        (8.0)       28.2
-----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Proceeds from sales of short-term investments                             431.6       619.4       184.4
    Cost of investments in short-term investments                            (431.5)     (613.8)     (193.2)
    Cost of investment in U.S. Healthcare                                        --          --    (5,243.9)
    Capital contributions to affiliates                                          --      (160.0)     (500.0)
    Dividends received from affiliates                                        520.0       746.2     5,938.0
    Other, net                                                                 (4.0)      (25.3)       35.2
-----------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                     516.1       566.5       220.5
-----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Common stock issued under benefit plans                                    39.6       134.7        75.1
    Common shares repurchased                                                (394.9)     (523.1)      (83.3)
    Dividends paid to shareholders                                           (170.9)     (174.9)     (237.3)
-----------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                       (526.2)     (563.3)     (245.5)
-----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                           (6.3)       (4.8)        3.2
Cash and cash equivalents, beginning of year                                   22.1        26.9        23.7
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                     $   15.8    $   22.1    $   26.9
===========================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid                                                          $     --    $     --    $     --
    Income taxes received, net                                             $    1.0    $    1.0    $     .5
===========================================================================================================

See Notes to Condensed Financial Statements.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

                     Notes to Condensed Financial Statements

1. Background of Organization

Aetna Inc. was incorporated under the Stock Corporation Act of the state of Connecticut on March 25, 1996 for the purpose of effecting the combination of Aetna Services, Inc. ("Aetna Services") (formerly Aetna Life and Casualty Company) and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare") (formerly U.S. Healthcare, Inc. ("U.S. Healthcare")) in accordance with the terms of the Agreement and Plan of Merger dated as of March 30, 1996. The merger was consummated on July 19, 1996. As a result, Aetna Services and Aetna U.S. Healthcare are each direct wholly owned subsidiaries of Aetna Inc.

The accompanying condensed financial statements include for 1996, the results of operations of Aetna Services from January 1, 1996 and of Aetna U.S. Healthcare from July 19, 1996 which are reflected as Equity in Earnings of Affiliates on the Statement of Income. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Annual Report.

2. Guarantee of Debt Securities

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348 million 9.5% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C. ("ACLLC"), a wholly owned subsidiary of Aetna Services. ACLLC has issued $275 million of redeemable preferred stock and the Subordinated Debentures represent substantially all of the assets of ACLLC. See Note 15 of Notes to Consolidated Financial Statements in the Annual Report for a description of outstanding debt.

3. Dividends

Cash dividends paid to Aetna Inc. by Aetna Services were $.5 billion, $.4 billion and $5.3 billion in 1998, 1997 and 1996. Cash dividends paid to Aetna Inc. by Aetna U.S. Healthcare were $.3 billion and $.6 billion in 1997 and 1996, respectively. No dividends were paid by Aetna U.S. Healthcare in 1998. Also, in 1997 Aetna U.S. Healthcare made a non-cash dividend of $.3 billion to Aetna Inc. The 1996 dividends included the dividend by Aetna Services of the net proceeds from the sale of the property-casualty operations. The 1996 dividends from Aetna Services were used to finance the cash portion of the U.S. Healthcare merger consideration. See Note 17 of Notes to Consolidated Financial Statements in the Annual Report for a description of dividend restrictions.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE II

                         Condensed Financial Information

                                   AETNA INC.

               Notes to Condensed Financial Statements (Continued)

4. New Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements in the Annual Report for a description of new accounting standards.

5. Discontinued Products

See Note 10 of Notes to Consolidated Financial Statements in the Annual Report for a description of discontinued products.

6. Other Acquisitions and Dispositions

See Note 4 of Notes to Consolidated Financial Statements in the Annual Report for a description of other acquisitions and dispositions.

7. Severance and Facilities Charges

See Note 9 of Notes to Consolidated Financial Statements in the Annual Report for a description of the severance and facilities charges.

8. Income Taxes

See Note 11 of Notes to Consolidated Financial Statements in the Annual Report for a description of income taxes.

                           AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information

                 As of and for the year ended December 31, 1998

                                     Deferred                           Unpaid                   Policyholders'
                                       policy            Future         claims                       funds left
                                  acquisition            policy     and claims        Unearned         with the         Premium
Segment                                 costs          benefits       expenses        premiums          Company         revenue
-------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare               $     3.6        $  1,165.8     $  3,807.1        $  306.3        $   608.5      $ 13,006.2
Aetna Retirement Services               893.1           4,178.0           14.4              --         11,473.9           131.9
Aetna International                     871.9           4,429.3          131.0           122.6            343.7         1,578.5
Large Case Pensions                        --           8,768.0            1.4              --          5,206.4           122.7
-------------------------------------------------------------------------------------------------------------------------------
   Total                            $ 1,768.6        $ 18,541.1     $  3,953.9        $  428.9        $17,632.5      $ 14,839.3
===============================================================================================================================

                                                                                  Amortization
                                                   Other income                    of deferred
                                            (including realized        Current          policy            Other
                               Net investment     capital gains     and future     acquisition        operating        Premiums
Segment                            income (1)       and losses)       benefits           costs     expenses (3)     written (4)
-------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare               $   537.2        $  1,551.0     $ 11,161.5        $     .6        $ 3,133.3      $ 12,058.7
Aetna Retirement Services             1,024.5             731.0          918.2           128.3            408.6              --
Aetna International                     459.8             109.3        1,336.6            86.4            532.7           594.7
Large Case Pensions                   1,152.5              76.0        1,054.4(2)           --             24.4              --
Corporate                                16.9             106.6             --              --            410.8              --
-------------------------------------------------------------------------------------------------------------------------------
   Total                            $ 3,190.9        $  2,573.9     $ 14,470.7        $  215.3        $ 4,509.8      $ 12,653.4
===============================================================================================================================

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

                           AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information

                 As of and for the year ended December 31, 1997

                                     Deferred                           Unpaid                   Policyholders'
                                       policy            Future         claims                       funds left
                                  acquisition            policy     and claims        Unearned         with the         Premium
Segment                                 costs          benefits       expenses        premiums          Company         revenue
-------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare               $    19.5        $  1,166.5     $  3,163.5        $  254.2        $   556.9      $ 10,844.6
Aetna Retirement Services             1,645.3           4,111.9           40.4              --         11,339.5           158.5
Aetna International                     702.5           3,430.7           89.0           105.0            384.1         1,434.1
Large Case Pensions                        --           9,128.0            1.5              --          6,480.7           155.0
-------------------------------------------------------------------------------------------------------------------------------
   Total                            $ 2,367.3        $ 17,837.1     $  3,294.4        $  359.2        $18,761.2      $ 12,592.2
===============================================================================================================================

                                                                                  Amortization
                                                   Other income                    of deferred
                                            (including realized        Current          policy            Other
                               Net investment     capital gains     and future     acquisition        operating        Premiums
Segment                            income (1)       and losses)       benefits           costs     expenses (3)     written (4)
-------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare               $  451.2         $ 1,605.6      $   9,239.2       $    20.3       $ 2,797.1      $ 10,001.9
Aetna Retirement Services            1,114.7             629.3          1,034.1           110.6           385.6              --
Aetna International                    384.4             157.0          1,206.3            86.6           486.1           465.0
Large Case Pensions                  1,408.7              58.8          1,199.9(2)           --            34.8              --
Corporate                               18.5             119.8               --              --           428.4              --
-------------------------------------------------------------------------------------------------------------------------------
   Total                            $3,377.5         $ 2,570.5      $  12,679.5       $   217.5       $ 4,132.0      $ 10,466.9
===============================================================================================================================

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

                           AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                       Supplementary Insurance Information

                 As of and for the year ended December 31, 1996

                                     Deferred                           Unpaid                   Policyholders'
                                       policy            Future         claims                       funds left
                                  acquisition            policy     and claims        Unearned         with the         Premium
Segment                                 costs          benefits       expenses        premiums          Company         revenue
-------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare               $    39.2        $  1,309.2     $  2,924.2        $  252.8        $   579.9      $  7,765.2
Aetna Retirement Services             1,488.1           3,935.8           30.1              --         10,868.1           180.7
Aetna International                     699.6           3,370.1           73.5            80.8            434.0         1,166.1
Large Case Pensions                        --           9,168.3            1.4              --          8,019.7           214.1
-------------------------------------------------------------------------------------------------------------------------------
   Total                            $ 2,226.9        $ 17,783.4     $  3,029.2        $  333.6        $19,901.7      $  9,326.1
===============================================================================================================================

                                                                                  Amortization
                                                   Other income                    of deferred
                                            (including realized        Current          policy            Other
                               Net investment     capital gains     and future     acquisition        operating        Premiums
Segment                            income (1)       and losses)       benefits           costs     expenses (3)     written (4)
-------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare               $   414.6        $  1,553.9     $  6,622.4        $   11.9        $ 2,973.9      $  6,982.8
Aetna Retirement Services             1,086.7             494.8        1,035.9            74.3            386.5              --
Aetna International                     334.2             130.7          996.8            73.9            388.4           292.0
Large Case Pensions                   1,649.2             112.3        1,521.3(2)           --             58.6              --
Corporate                                80.5              17.5             --              --            717.9              --
-------------------------------------------------------------------------------------------------------------------------------
   Total                            $  3,565.2       $  2,309.2     $ 10,176.4        $  160.1        $ 4,525.3      $  7,274.8
===============================================================================================================================

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

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE IV

                                  Reinsurance*

For the years ended December 31,
(Millions)
--------------------------------------------------------------------------------------------------------
                                                                                              Percentage
                                                            Ceded to     Assumed               of amount
                                                   Gross       other  from other         Net     assumed
                                                  amount   companies   companies      amount      to net
--------------------------------------------------------------------------------------------------------
1998 **
Premiums:
Life insurance                                 $ 2,486.7   $   299.6   $    68.6   $ 2,255.7         3.0%
Accident and health insurance                   12,344.3        78.0       279.0    12,545.3         2.2
Property-casualty insurance                         75.3        38.9         1.9        38.3         5.0
--------------------------------------------------------------------------------------------------------
    Total premiums                             $14,906.3   $   416.5   $   349.5   $14,839.3         2.4%
========================================================================================================
1997**
Premiums:
Life insurance                                 $ 2,209.5   $    88.2   $    29.5   $ 2,150.8         1.4%
Accident and health insurance                   10,441.5        62.6         5.5    10,384.4          .1
Property-casualty insurance                         82.5        30.9         5.4        57.0         9.5
--------------------------------------------------------------------------------------------------------
     Total premiums                            $12,733.5   $   181.7   $    40.4   $12,592.2          .3%
========================================================================================================

1996**
Premiums:
Life insurance                                 $ 2,285.5   $    85.6   $    42.8   $ 2,242.7         1.9%
Accident and health insurance                    7,073.2        62.1        23.5     7,034.6          .3
Property-casualty insurance                         95.1        50.1         3.8        48.8         7.8
--------------------------------------------------------------------------------------------------------
     Total premiums                            $ 9,453.8   $   197.8   $    70.1   $ 9,326.1          .8%
========================================================================================================

*     Excludes intercompany transactions.

** Net life insurance in force was $445.2 billion at December 31, 1998, $387.8 billion at December 31, 1997 and $381.4 billion at December 31, 1996.

                           AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE V

                 Valuation and Qualifying Accounts and Reserves

For the years ended December 31,
(Millions)

                                                                                   Additions
                                                                     -----------------------------------
                                                                                                 Charged
                   Balance at                           Balance at               Charged   (credited) to                    Balance
                    beginning                         beginning of   (credited) to costs  other accounts-   Deductions-   at end of
                    of period    Adjustments    period as adjusted      and expenses (1)     describe (2)   describe (3)     period
-----------------------------------------------------------------------------------------------------------------------------------
1998
Asset valuation
reserves:
  Mortgage loans      $ 114.5        $    --               $ 114.5              $  (8.0)          $ (34.3)       $  (5.3)   $  66.9
  Real Estate           101.3             --                 101.3                  5.5               2.8          (18.5)      91.1
  Other                   2.8             --                   2.8                   --                --             --        2.8
-----------------------------------------------------------------------------------------------------------------------------------
                      $ 218.6        $    --               $ 218.6              $  (2.5)          $ (31.1)       $ (24.4)   $ 160.6
===================================================================================================================================

1997
Asset valuation
reserves:
  Mortgage loans      $ 247.0        $    --               $ 247.0              $ (10.6)          $ (45.0)       $ (76.9)   $ 114.5
  Real Estate           142.1             --                 142.1                  6.1              14.8          (61.7)     101.3
  Other                   2.8             --                   2.8                   --                --             --        2.8
-----------------------------------------------------------------------------------------------------------------------------------
                      $ 391.9        $    --               $ 391.9              $  (4.5)          $ (30.2)       $(138.6)   $ 218.6
===================================================================================================================================

1996
Asset valuation
reserves:
  Mortgage loans      $ 604.9        $    --               $ 604.9              $ (33.0)          $ (67.6)       $(257.3)   $ 247.0
  Real Estate           130.6           52.9(4)              183.5                 27.1               1.9          (70.4)     142.1
  Other                   2.8             --                   2.8                   --                --             --        2.8
-----------------------------------------------------------------------------------------------------------------------------------
                      $ 738.3        $  52.9               $ 791.2              $  (5.9)          $ (65.7)       $(327.7)   $ 391.9
===================================================================================================================================

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

Date: February 26, 1999                AETNA INC.


                                       By /s/ Alan M. Bennett
                                          ------------------------------
                                          Alan M. Bennett
                                          Vice President and
                                          Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 1999.


*                                        *
------------------------------------     ---------------------------------------
Richard L. Huber,                        Gerald Greenwald, Director
Chairman, Chief Executive Officer,
President and Director                   *
(Principal Executive Officer)            ---------------------------------------
                                         Ellen M. Hancock, Director

*                                        *
------------------------------------     ---------------------------------------
Leonard Abramson, Director               Michael H. Jordan, Director

*                                        *
------------------------------------     ---------------------------------------
Betsy Z. Cohen, Director                 Jack D. Kuehler, Director

*                                        *
------------------------------------     ---------------------------------------
William H. Donaldson, Director           Frank R. O'Keefe, Jr., Director

*                                        *
------------------------------------     ---------------------------------------
Barbara Hackman Franklin, Director       Judith Rodin, Director

*                                        *
------------------------------------     ---------------------------------------
Jerome S. Goodman, Director              Alan J. Weber
                                         Vice Chairman for Strategy and Finance
*                                        (Principal Financial Officer)
------------------------------------
Earl G. Graves, Director



/s/ Alan M. Bennett
------------------------------------
Alan M. Bennett, Vice President
  and Corporate Controller


*By /s/ Alan M. Bennett
    --------------------------------
    Alan M. Bennett
    (Attorney-in-Fact)

                               INDEX TO EXHIBITS

Exhibit                                                               Filing
Number    Description of Exhibit                                      Method
------    ----------------------                                      ------

    4     Instruments defining the rights of security holders,
          including indentures.                                       Electronic

          Indenture, dated as of October 15, 1986, between Aetna
          Services, Inc. (formerly Aetna Life and Casualty
          Company) and The First National Bank of Boston,
          Trustee.

   12     Statement re: computation of ratios.                        Electronic

          Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and Aetna Services
          for the year ended December 31, 1998, 1997 and 1996.

          Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1998, 1997, 1996, 1995, and 1994 and Aetna Services for the year ended December 31, 1998, 1997 and 1996.

   13     Annual Report to security holders.                          Electronic

          Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements and the report of the Company's independent auditors, and unaudited Quarterly Data from the Annual Report.

   21     Subsidiaries of the registrant.                             Electronic

          A listing of subsidiaries of Aetna Inc.

   23     Consents of experts and counsel.                            Electronic

          Consent of Independent Auditors to Incorporation by
          Reference in the Registration Statements on Form S-3 and Form S-8.

   24     Powers of attorney.                                         Electronic

   27     Financial data schedule for December 31, 1998.              Electronic