Form 10-Q
period 1999-03-31
AETNA INC
filed 1999-04-28
CIK 1013761

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended MARCH 31, 1999. or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



                         Commission File Number 1-11913


                                   Aetna Inc.
             (Exact name of registrant as specified in its charter)


              Connecticut                                                 02-0488491
    (State or other jurisdiction of                                    (I.R.S. Employer
     incorporation or organization)                                   Identification No.)

         151 Farmington Avenue                                               06156
         Hartford, Connecticut                                            (ZIP Code)
(Address of principal executive offices)


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

                  Yes [X]                               No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)                               140,983,921
-------------------------------------              --------------------------------------------------
            (Class)                                      Shares Outstanding at March 31, 1999

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I             FINANCIAL INFORMATION
Item 1             Financial Statements.
                   Consolidated Statements of Income                                       3
                   Consolidated Balance Sheets                                             4
                   Consolidated Statements of Shareholders' Equity                         5
                   Consolidated Statements of Cash Flows                                   6
                   Condensed Notes to Consolidated Financial Statements                    7
                   Independent Auditors' Review Report                                    17

Item 2             Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                          18

Item 3             Quantitative and Qualitative Disclosures
                   About Market Risk                                                      33

PART II            OTHER INFORMATION

Item 1             Legal Proceedings.                                                     33

Item 5             Other Information.                                                     34

Item 6             Exhibits and Reports on Form 8-K.                                      37

Signatures                                                                                37

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                  --------------------------------
(Millions, except per common share data)                                               1999                   1998
----------------------------------------                                          ---------              ---------
Revenue:
  Premiums                                                                         $4,381.4               $3,238.6
  Net investment income                                                               740.7                  812.7
  Fees and other income                                                               556.9                  550.5
  Net realized capital gains                                                           17.1                   31.7
                                                                                  ---------              ---------
Total revenue                                                                       5,696.1                4,633.5
                                                                                  ---------              ---------
Benefits and expenses:
  Current and future benefits                                                       4,135.0                3,270.6
  Operating expenses                                                                1,038.8                  878.2
  Interest expense                                                                     64.6                   56.9
  Amortization of goodwill and other acquired intangible assets                       107.7                   96.2
  Amortization of deferred policy acquisition costs                                    50.0                   52.4
                                                                                  ---------              ---------
Total benefits and expenses                                                         5,396.1                4,354.3
                                                                                  ---------              ---------
Income before income taxes                                                            300.0                  279.2
Income taxes (benefits):
  Current                                                                             110.5                  131.5
  Deferred                                                                             10.1                  (19.8)
                                                                                  ---------              ---------
Total income taxes                                                                    120.6                  111.7
                                                                                  ---------              ---------
Net income                                                                         $  179.4               $  167.5
                                                                                  =========              ==========
Net income applicable to common ownership                                          $  165.6               $  153.6
                                                                                  =========              ==========
Results per common share:
  Basic                                                                            $   1.17               $   1.05
  Diluted                                                                              1.16                   1.05
Dividends declared                                                                 $    .20               $    .20
                                                                                  ---------              ---------

See Condensed Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                     March 31,          December 31,
(Millions)                                                                                               1999                  1998
----------                                                                                        -----------           -----------
Assets:
Investments:
  Debt securities available for sale, at fair value (amortized cost $30,258.6                      $ 31,117.9            $ 32,180.8
   and $30,730.1)
  Equity securities, at fair value (cost $778.8 and $762.6)                                             813.7                 800.5
  Short-term investments                                                                                790.6                 942.2
  Mortgage loans                                                                                      3,517.3               3,553.0
  Real estate                                                                                           317.2                 270.3
  Policy loans                                                                                          471.7                 458.7
  Other                                                                                               1,315.9               1,264.5
                                                                                                  -----------           -----------
Total investments                                                                                    38,344.3              39,470.0
                                                                                                  -----------           -----------
  Cash and cash equivalents                                                                           2,008.1               1,951.5
  Short-term investments under securities loan agreement                                                696.1                 753.6
  Accrued investment income                                                                             612.9                 537.1
  Premiums due and other receivables                                                                  1,638.1               1,478.1
  Reinsurance recoverables                                                                            3,935.5               3,897.2
  Deferred income taxes                                                                                 253.6                  53.0
  Deferred policy acquisition costs                                                                   1,836.5               1,768.6
  Goodwill and other acquired intangible assets                                                       9,189.1               9,155.3
  Other assets                                                                                          927.5               1,111.9
  Separate Accounts assets                                                                           46,744.8              44,971.8
                                                                                                  -----------           -----------
Total assets                                                                                       $106,186.5            $105,148.1
                                                                                                  ===========           ===========
Liabilities:
  Future policy benefits                                                                           $ 18,571.9            $ 18,541.1
  Unpaid claims                                                                                       4,008.4               3,953.9
  Unearned premiums                                                                                     227.8                 428.9
Policyholders' funds left with the Company                                                           17,239.9              17,632.5
                                                                                                  -----------           -----------
Total insurance liabilities                                                                          40,048.0              40,556.4
                                                                                                  -----------           -----------
  Dividends payable to shareholders                                                                      35.1                  35.2
  Short-term debt                                                                                       874.8               1,063.4
  Long-term debt                                                                                      2,526.1               2,521.2
  Payables under securities loan agreement                                                              696.1                 753.6
  Current income taxes                                                                                  388.4                 444.8
  Other liabilities                                                                                   3,162.5               3,025.2
  Minority and participating policyholders' interests                                                   160.3                 148.4
  Separate Accounts liabilities                                                                      46,717.0              44,936.0
                                                                                                  -----------           -----------
Total liabilities                                                                                    94,608.3              93,484.2
                                                                                                  -----------           -----------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary
 limited liability company holding primarily debentures guaranteed by Aetna                             275.0                 275.0
                                                                                                  -----------           -----------
Commitments and Contingent Liabilities (Notes 3 and 10)
Shareholders' Equity:
  Class C voting mandatorily convertible preferred stock ($.01 par value;
  15,000,000 shares authorized; 11,613,084 in 1999 and 11,614,816 in 1998
  issued and outstanding)                                                                               862.0                 862.1
  Common stock ($.01 par value; 500,000,000 shares authorized; 140,983,921 in
  1999 and 141,272,628 in 1998 issued and outstanding)                                                3,267.9               3,292.4
 Accumulated other comprehensive income (loss)                                                          (20.7)                177.8
 Retained earnings                                                                                    7,194.0               7,056.6
                                                                                                  -----------           -----------
Total shareholders' equity                                                                           11,303.2              11,388.9
                                                                                                  -----------           -----------
Total liabilities, redeemable preferred securities and shareholders' equity                        $106,186.5            $105,148.1
                                                                                                  ===========           ===========
Shareholders' equity per common share                                                              $    74.06            $    74.51
                                                                                                  ===========           ===========

See Condensed Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Accumulated Other
                                                                                          Comprehensive Income (Loss)
                                                                                          ----------------------------
                                                          Class C Voting
                                                             Mandatorily                      Unrealized
(Millions, except share data)                                Convertible        Common    Gains (Losses)      Foreign     Retained
Three Months Ended March 31, 1999              Total     Preferred Stock         Stock     on Securities     Currency     Earnings
---------------------------------          ---------     ---------------     ---------    --------------     --------    ---------
Balances at December 31, 1998              $11,388.9              $862.1      $3,292.4     $   387.2          $(209.4)     $7,056.6
Comprehensive loss:
  Net income                                   179.4                                                                          179.4
  Other comprehensive loss, net of tax:
    Unrealized losses on securities
      ($(185.1) pretax) (1)                   (120.3)                                         (120.3)
    Foreign currency ($(120.3) pretax)         (78.2)                                                           (78.2)
                                           ---------
  Other comprehensive loss                    (198.5)
                                           ---------
Total comprehensive loss                       (19.1)
                                           =========
Common stock issued for benefit
  plans (204,875 shares)                        15.4                              15.4
Repurchase of common shares
  (495,000 shares)                             (40.0)                            (40.0)
Conversion of preferred securities
  (1,732 preferred shares converted
  to 1,418 common shares)                         --                 (.1)           .1

Common stock dividends                         (28.2)                                                                         (28.2)
Preferred stock dividends                      (13.8)                                                                         (13.8)
                                           ---------           ---------     ---------     ---------        ---------     ---------
Balances at March 31, 1999                 $11,303.2              $862.0      $3,267.9        $266.9          $(287.6)     $7,194.0
--------------------------                 =========           =========     =========     =========        =========     =========
Three Months Ended March 31, 1998
Balances at December 31, 1997              $11,195.4              $865.4      $3,644.4        $504.1          $(197.0)     $6,378.5
Comprehensive income:
  Net income                                   167.5                                                                          167.5
  Other comprehensive income, net of tax:
    Unrealized gains on securities
     ($100.5 pretax) (1)                        65.2                                            65.2
    Foreign currency ($5.3 pretax)               3.4                                                              3.4
                                           ---------
 Other comprehensive income                     68.6
                                           ---------
Total comprehensive income                     236.1
                                           =========
Common stock issued for benefit
  plans (141,530 shares)                         6.3                               6.3
Repurchase of common shares
  (461,700 shares)                             (36.9)                            (36.9)
Common stock dividends                         (28.9)                                                                         (28.9)
Preferred stock dividends                      (13.9)                                                                         (13.9)
                                           ---------           ---------     ---------     ---------        ---------     ---------
Balances at March 31, 1998                 $11,358.1              $865.4      $3,613.8        $569.3         $(193.6)      $6,503.2
                                           =========           =========     =========     =========        =========     =========

----------
(1)  Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.
                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Three Months Ended March 31,
                                                                                                        ----------------------------
(Millions)                                                                                                  1999              1998
---------                                                                                               ---------          ---------
Cash Flows from Operating Activities:
  Net income                                                                                            $   179.4          $  167.5
  Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation and amortization (including investment discounts and premiums)                             108.6              87.2
                                                                                                        ---------          --------
      Cash flows provided by operating activities before net realized capital gains
        and changes in assets and liabilities                                                               288.0             254.7
    Net realized capital gains                                                                              (17.1)            (31.7)
                                                                                                        ---------          --------
      Cash flows provided by operating activities before changes in assets and liabilities                  270.9             223.0
    Changes in assets and liabilities:
      Increase in accrued investment income                                                                 (65.2)            (21.3)
      Increase in premiums due and other receivables                                                        (30.8)           (166.5)
      Increase in deferred policy acquisition costs                                                         (83.0)            (70.2)
      Decrease in income taxes                                                                             (142.3)            (58.6)
      Net decrease in other assets and other liabilities                                                    166.6              11.0
      Increase (Decrease) in insurance liabilities                                                          101.3             (84.2)
      Other, net                                                                                              4.6             (11.8)
                                                                                                        ---------          --------
Net cash provided by (used for) operating activities                                                        222.1            (178.6)
                                                                                                        ---------          --------
Cash Flows from Investing Activities:
  Proceeds from sales of:
    Debt securities available for sale                                                                    4,230.5           5,332.4
    Equity securities                                                                                        87.5             174.3
    Mortgage loans                                                                                           20.0              11.2
    Real estate                                                                                              29.4              80.0
    Other investments                                                                                       304.4              18.3
    Short-term investments                                                                                4,905.2           5,961.1
  Investment maturities and repayments of:
    Debt securities available for sale                                                                      688.8             965.0
    Mortgage loans                                                                                           51.6             285.8
  Cost of investments in:
    Debt securities available for sale                                                                   (4,598.7)         (6,286.1)
    Equity securities                                                                                      (100.6)           (177.6)
    Mortgage loans                                                                                          (52.8)            (60.1)
    Real estate                                                                                             (63.6)            (18.3)
    Other investments                                                                                      (466.2)            (82.9)
    Short-term investments                                                                               (4,730.3)         (6,051.0)
  (Increase) Decrease in property and equipment                                                             (14.8)              7.7
  Net decrease in Separate Accounts                                                                          16.8               1.8
  Other, net                                                                                                (53.0)             28.7
                                                                                                        ---------          --------
Net cash provided by investing activities                                                                   254.2             190.3
                                                                                                        ---------          --------
Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts                                                   751.6             450.8
  Withdrawals of investment contracts                                                                      (903.2)           (837.2)
  Repayment of long-term debt                                                                                 (.1)           (141.2)
  Net increase in short-term debt                                                                          (189.1)            229.9
  Common stock issued under benefit plans                                                                    15.4               6.3
  Common stock acquired                                                                                     (40.0)            (36.9)
  Dividends paid to shareholders                                                                            (42.1)            (43.0)
  Other, net                                                                                                (11.0)               --
                                                                                                        ---------          --------
Net cash used for financing activities                                                                     (418.5)           (371.3)
                                                                                                        ---------          --------
Effect of exchange rate changes on cash and cash equivalents                                                 (1.2)             (1.0)
                                                                                                        ---------          --------
Net increase (decrease) in cash and cash equivalents                                                         56.6            (360.6)
Cash and cash equivalents, beginning of period                                                            1,951.5           1,805.8
                                                                                                        ---------          --------
Cash and cash equivalents, end of period                                                                $ 2,008.1          $1,445.2
                                                                                                        =========          ========
Supplemental Cash Flow Information:
  Interest paid                                                                                         $    95.5          $   89.7
  Income taxes paid                                                                                         174.0             141.9
                                                                                                        ---------          --------

See Condensed Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare"). Less than majority-owned entities, in which the Company has at least a 20% interest, are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to the 1998 financial information to conform to the 1999 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna Inc.'s 1998 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

New Accounting Standard

On January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. The adoption of this standard did not have a material effect on the Company's financial position or results of operations as the Company had previously accounted for guaranty-fund and other insurance-related assessments in a manner consistent with this statement.

Future Accounting Standards

In October 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. This statement is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

In June 1998, the Financial Accounting Standards Board issued Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

 ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(2)  EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three months ended March 31 was as follows:

                                                                                  Income             Shares        Per Common
(Millions, except per common share data)                                      (Numerator)      (Denominator)     Share Amount
----------------------------------------                                      ----------       -------------     ------------
1999
Net income                                                                      $  179.4
Less:  preferred stock dividends                                                    13.8
                                                                                --------
Basic EPS
   Income applicable to common ownership                                        $  165.6              141.4          $   1.17
                                                                                ========                             ========
Effect of dilutive securities:
   Stock options and other (1)                                                                          1.2
                                                                                                   --------
Diluted EPS (2)
 Income applicable to common ownership and assumed conversions                  $  165.6              142.6          $   1.16
                                                                                ========           ========          ========
1998
Net income                                                                      $  167.5
Less:  preferred stock dividends                                                    13.9
                                                                                --------
Basic EPS
   Income applicable to common ownership                                        $  153.6              145.6          $   1.05
                                                                                ========                             ========
Effect of dilutive securities:
   Stock options and other (1)                                                                          1.2
                                                                                                   --------
Diluted EPS (2)
   Income applicable to common ownership and assumed conversions                $  153.6              146.8          $   1.05
                                                                                ========           ========          ========

----------
(1) Options to purchase shares of common stock in 1999 and 1998 of 5.1 million and 1.6 million, respectively (with exercise prices ranging from $80.25 - $112.63), were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

(2) The issuable common stock related to Class C voting manditorily convertible preferred stock (10.9 million and 11.3 million weighted average shares in 1999 and 1998, respectively) was not included in the computation of diluted earnings per common share because to do so would be antidilutive.

(3) ACQUISITIONS AND DISPOSITIONS

Aetna U.S. Healthcare

On December 9, 1998, the Company entered into definitive agreements with The Prudential Insurance Company of America to acquire the Prudential health care business ("PHC") for $1 billion. The acquisition is subject to approval by federal antitrust and state regulators, and other customary closing conditions. The Company received a second request for information from the Department of Justice ("DOJ") in connection with the DOJ's federal antitrust review of the transaction. The Company has complied with the second request, and continues to hold discussions with the DOJ regarding issues they have raised in connection with their review. The Company currently expects to complete the acquisition in the second quarter of 1999.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3) ACQUISITIONS AND DISPOSITIONS (CONTINUED)

On July 15, 1998, the Company acquired New York Life Insurance Company's ("NYL") NYLCare health business for a purchase price of $1.05 billion in cash, subject to adjustment as provided in the transaction agreements. The acquisition was accounted for as a purchase. Originally, in addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) were potentially payable to the extent that predetermined earnings and membership targets in future periods were achieved (the "Earnout"). On January 29, 1999, the Company and NYL agreed to resolve all purchase price adjustments and obligations under the Earnout. Under this agreement, the Company paid NYL an additional $50 million to resolve such matters. As a result, the total purchase price is approximately $1.1 billion. The excess of the purchase price over the fair value of the net assets acquired resulted in approximately $1.15 billion, net of related deferred taxes, being allocated to goodwill and other acquired intangible assets, which is being amortized over a 40-year period for goodwill and over a range of three to 20 years for other acquired intangible assets. The Company's consolidated results of operations include the NYLCare health business from July 15, 1998.

Aetna Retirement Services

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash, subject to adjustment as provided by the related agreements. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance receivable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $152 million, of which $88 million was deferred and is being recognized over approximately 15 years. Premiums ceded and reinsurance recoveries made duiring 1999 totaled $135 million and $90 million, respectively.

Aetna International

On April 18, 1999, Aetna International, Inc. entered into a definitive agreement to sell its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $300 million in cash. The sale is not expected to result in any material capital gain or loss. The revenue and earnings of its Canadian operations are not material to the Company. Completion of the sale, which is anticipated to occur in the fall of 1999, is subject to Canadian federal and other regulatory approvals and other customary conditions. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth, acquisitions and share repurchases.

On February 16, 1999, the Company entered into a joint venture with Poland's sixth-largest bank for a 40% ownership interest in a company that will sell pension products throughout Poland following the reform and privatization of Poland's pension sector, effective March 1, 1999.

On January 13, 1999, the Company acquired Asistencia Medica Social Argentina, Argentina's largest health maintenance organization ("HMO"), for approximately $100 million.

(4)  INVESTMENTS

Net investment income includes amounts allocable to experience-rated contractholders of $256 million and $315 million for the three months ended March 31, 1999 and 1998, respectively. Interest credited to contractholders is included in current and future benefits.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4)  INVESTMENTS (CONTINUED)

Net realized capital gains allocable to experience-rated contractholders of $6 million and $8 million for the three months ended March 31, 1999 and 1998, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves are presented in the table below.

                                                        March 31, 1999                        December 31, 1998
                                               -------------------------------        --------------------------------
                                                   Total                                    Total
                                                Recorded             Specific            Recorded             Specific
(Millions)                                    Investment             Reserves          Investment             Reserves
---------                                     ----------            ---------        ------------             --------
Supporting discontinued products                  $158.6               $ 22.2              $161.9               $ 22.9
Supporting experience-rated products                92.6                 19.3                95.7                 21.7
Supporting remaining products                       43.9                  2.2                43.6                  3.2
                                                  ------               ------              ------               ------
Total impaired loans                              $295.1(1)            $ 43.7              $301.2(1)            $ 47.8
                                                  ======               ======              ======               ======

----------
(1) Includes impaired loans of $99.8 million and $96.0 million, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the three months ended March 31, 1999 and 1998 is summarized below:

                                                                                  Supporting
                                                               Supporting        Experience-            Supporting
                                                             Discontinued              Rated             Remaining
(Millions)                                                       Products           Products              Products            Total
----------                                                   ------------        -----------           -----------           ------
Balance at December 31, 1998                                       $ 29.5             $ 29.6               $  7.8            $ 66.9
Credited to net realized capital loss                                  --                 --                   --                --
Charged (credited) to other accounts                                   --                 --                   .6                .6
Principal write-offs                                                  (.6)              (2.4)                (1.4)             (4.4)
                                                                   ------             ------               ------            ------
Balance at March 31, 1999                                          $ 28.9             $ 27.2               $  7.0            $ 63.1
                                                                   ======             ======               ======            ======

Balance at December 31, 1997                                       $ 68.7             $ 31.6               $ 14.2            $114.5
Credited to net realized capital loss                                  --                 --                 (2.0)             (2.0)
Charged (credited) to other accounts                                (30.0)(1)           (2.0)(1)              4.8             (27.2)
Principal write-offs                                                  (.4)                --                 (1.1)             (1.5)
                                                                   ------             ------               ------            ------
Balance at March 31, 1998                                          $ 38.3             $ 29.6               $ 15.9            $ 83.8
                                                                   ======             ======               ======            ======

----------
(1) Reflects adjustments to reserves related to assets supporting discontinued products and experience-rated products, which do not affect the Company's results of operations.

(2) Total reserves at March 31, 1999 and 1998 include $43.7 million and $49.7 million of specific reserves, respectively, and $19.4 million and $34.1 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                                          Three Months Ended                        Three Months Ended
                                                             March 31, 1999                            March 31, 1998
                                                 -------------------------------------     -------------------------------------
                                                  Average                                   Average
                                                 Impaired         Income          Cash     Impaired         Income          Cash
(Millions)                                          Loans         Earned      Received        Loans         Earned      Received
----------                                       --------         ------      --------     --------        -------     ---------
Supporting discontinued products                   $160.1         $  2.7        $  2.7       $186.7         $  3.3        $  3.5
Supporting experience-rated products                 95.7            1.9           1.8        108.9            3.0           2.9
Supporting remaining products                        36.1             .8            .6         59.8            2.5           2.4
                                                   ------         ------        ------       ------         ------        ------
Total                                              $291.9         $  5.4        $  5.1       $355.4         $  8.8        $  8.8
                                                   ------         ------        ------       ------         ------        ------

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(5)  SUPPLEMENTAL CASH FLOW INFORMATION

Significant noncash investing and financing activities included acquisition of real estate through foreclosures of mortgage loans amounting to $8 million and $4 million for the three months ended March 31, 1999 and 1998, respectively.

(6)  ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:


                                                                                                       Three Months Ended March 31,
                                                                                                       ----------------------------
(Millions)                                                                                               1999                 1998
----------                                                                                             ------                -----
Unrealized holding gains (losses) arising during the period (1)                                       $ (95.5)              $127.4
Less:  reclassification adjustment for gains and other items included in net income (2)                  24.8                 62.2
                                                                                                       ------               ------
Net unrealized gains (losses) on securities                                                           $(120.3)              $ 65.2
                                                                                                      =======               ======

----------
(1) Pretax unrealized holding gains (losses) arising during the period were $(146.9) million and $196.0 million for 1999 and 1998, respectively.

(2) Pretax reclassification adjustments for gains and other items included in net income were $38.2 million and $95.5 million for 1999 and 1998, respectively.

 (7) DISCONTINUED PRODUCTS

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. The current reserve reflects management's best estimate of anticipated future losses. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. (Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 1999, the receivable from continuing products, net of related deferred taxes payable of $58 million on the accrued interest income, was $498 million. The receivable is eliminated in consolidation.

TEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(7) DISCONTINUED PRODUCTS (CONTINUED)

Results of discontinued products were as follows (pretax, in millions):

                                                                                                     Charged (Credited)
                                                                                                       to Reserve for
Three months ended March 31, 1999                                                      Results          Future Losses        Net (1)
---------------------------------                                                      -------          -------------        -------
Net investment income                                                                   $122.1             $   --             $122.1
Net realized capital gains                                                                10.2              (10.2)                --
Interest earned on receivable from continuing products                                     8.4                 --                8.4
Other income                                                                              10.4                 --               10.4
                                                                                        ------             ------             ------
 Total revenue                                                                           151.1              (10.2)             140.9
                                                                                        ------             ------             ------
Current and future benefits                                                              130.2                7.3              137.5
Operating expenses                                                                         3.4                 --                3.4
                                                                                        ------             ------             ------
Total benefits and expenses                                                              133.6                7.3              140.9
                                                                                        ------             ------             ------
Results of discontinued products                                                        $ 17.5             $(17.5)            $   --
                                                                                        ======             ======             ======
Three months ended March 31, 1998
---------------------------------
Net investment income                                                                   $137.7             $   --             $137.7
Net realized capital gains                                                                65.1              (65.1)                --
Interest earned on receivable from continuing products                                     8.6                 --                8.6
Other income                                                                               5.9                 --                5.9
                                                                                        ------             ------             ------
 Total revenue                                                                           217.3              (65.1)             152.2
                                                                                        ------             ------             ------
Current and future benefits                                                              147.5                1.6              149.1
Operating expenses                                                                         3.1                 --                3.1
                                                                                        ------             ------             ------
 Total benefits and expenses                                                             150.6                1.6              152.2
                                                                                        ------             ------             ------
Results of discontinued products                                                        $ 66.7             $(66.7)            $   --
                                                                                        ======             ======             ======

----------
(1) Amounts are reflected in the March 31, 1999 and 1998 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.

Assets and liabilities of discontinued products at March 31, 1999 were as follows (1):


(Millions)
----------
Debt securities available for sale                                      $5,550.8
Mortgage loans                                                             763.2
Real estate                                                                103.4
Short-term and other investments                                           331.3
                                                                        --------
Total investments                                                        6,748.7
Current and deferred income taxes                                          190.4
Receivable from continuing products (2)                                    556.4
                                                                        --------
Total assets                                                            $7,495.5
                                                                        ========

Future policy benefits                                                  $4,636.3
Policyholders' funds left with the Company                               1,389.5
Reserve for anticipated future losses on
 discontinued products                                                   1,231.6

Other                                                                      238.1
                                                                        --------
Total liabilities                                                       $7,495.5
                                                                        ========

----------

(1) Assets supporting the discontinued products are distinguished from other continuing operations assets.

(2)      The receivable from continuing products is eliminated in consolidation.

Net unrealized capital gains on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(7) DISCONTINUED PRODUCTS (CONTINUED)

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 1999 was as follows (pretax):


(Millions)
----------
Reserve at December 31, 1998                                  $1,214.1
Results of discontinued products                                  17.5
                                                              --------
Reserve at March 31, 1999                                     $1,231.6
                                                              ========


(8) DEBT AND GUARANTEE OF DEBT SECURITIES

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348 million 9.5% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C. ("ACLLC"), a wholly owned subsidiary of Aetna Services (collectively the "Aetna Services Debt"). ACLLC has issued $275 million of redeemable preferred stock, and the Subordinated Debentures represent substantially all of the assets of ACLLC.

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks that terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .2% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at March 31, 1999 is at an annual rate of .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income), of at least $7.5 billion.

On April 1, 1999 Aetna Services entered into an additional revolving credit facility in an aggregate amount of $500 million with a worldwide group of banks that terminates on March 26, 2000. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from
 .065% to .25% per annum, depending upon its long-term senior unsecured debt rating. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income), of at least $7.5 billion.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)   DEBT AND GUARANTEE OF DEBT SECURITIES (CONTINUED)

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                                                    March 31,       December 31,
                                                                        1999               1998
                                                                   ---------        -----------
Total investments (excluding Separate Accounts)                    $36,603.6          $38,313.9
Total assets                                                        94,480.0           93,190.9
Total insurance liabilities                                         38,178.0           38,566.9
Total liabilities                                                   92,299.5           90,770.3
Total redeemable preferred stock                                       275.0              275.0
Total shareholder's equity                                           1,905.5            2,145.6
                                                                   ---------          ---------


Statements of Income Information:

                                                                       Three Months Ended
                                                                             March 31,
                                                                   ---------------------------
                                                                        1999               1998
                                                                    --------           --------
Total revenue                                                       $2,653.2           $2,467.7
Total benefits and expenses                                          2,465.2            2,230.3
Income before income taxes                                             187.9              237.3
Net income                                                             128.5              162.3
                                                                    --------           --------


The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at March 31, 1999 without prior approval by state regulatory authorities is limited to approximately $516 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(9)   SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three months ended March 31 was as follows:

                                                                 Aetna
                                            Aetna U.S.      Retirement         Aetna      Large Case      Corporate          Total
(Millions)                                  Healthcare        Services  International       Pensions      and Other (1)    Company
----------                                  ----------      ---------- --------------       --------     -------------     -------
1999
Revenues from external customers              $4,304.4        $  155.3       $  445.2       $   33.1       $     .3       $4,938.3
Net investment income                            140.7           215.4           94.5          256.6            3.0          710.2
Equity in subsidiaries                              --              --           30.5             --             --           30.5
                                              --------        --------       --------       --------       --------       --------
Total revenue excluding realized
capital gains (losses)                        $4,445.1        $  370.7       $  570.2       $  289.7       $    3.3       $5,679.0
                                              ========        ========       ========       ========       ========       ========

Operating earnings (2)                        $  133.5        $   53.0       $   45.6       $   22.5       $  (59.5)      $  195.1
Unusual item (3)                                 (17.5)           (5.7)          (2.6)           (.2)           (.9)         (26.9)
Realized capital gains (losses),
   net of tax                                      4.7             1.9           (1.4)           6.0             --           11.2
                                              --------        --------       --------       --------       --------       --------
Net income                                    $  120.7        $   49.2       $   41.6       $   28.3       $  (60.4)      $  179.4
                                              ========        ========       ========       ========       ========       ========

1998
Revenues from external customers              $3,190.0        $  203.0       $  351.2       $   44.6       $     .3       $3,789.1
Net investment income                            121.7           267.6           90.2          303.7            1.4          784.6
Equity in subsidiaries                              --              --           28.1             --             --           28.1
                                              --------        --------       --------       --------       --------       --------
Total revenue excluding realized
capital gains (losses)                        $3,311.7        $  470.6       $  469.5       $  348.3       $    1.7       $4,601.8
                                              ========        ========       ========       ========       ========       ========

Operating earnings (losses) (2)               $  100.5        $   63.8       $   37.5       $   22.6       $  (61.5)      $  162.9
Unusual item (3)                                  (8.8)           (4.1)          (1.7)           (.1)          (1.6)         (16.3)
Realized capital gains (losses),
   net of tax                                      7.1            (1.4)          (7.8)          24.7           (1.7)          20.9
                                              --------        --------       --------       --------       --------       --------
Net income (loss)                             $   98.8        $   58.3       $   28.0       $   47.2       $  (64.8)      $  167.5
                                              ========        ========       ========       ========       ========       ========

----------
(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.
(2) Operating earnings are comprised of net income (loss) excluding net realized capital gains and losses and unusual item.
(3)  Unusual item includes Year 2000 costs for all segments.

(10) COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In connection with the sale of its property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represented the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. At March 31, 1999 and December 31, 1998, the balance in this facilities reserve was $283 million and $288 million, respectively.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(10) COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the
Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March, 1999. Defendants are pursuing an interlocutory appeal of that denial. Trial currently is scheduled to begin in December, 1999. The Company is defending the actions vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice, marketing and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March, 1996 in Superior Court for the state of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out of network providers without prior authorization. On January 20, 1999 a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999 the trial court amended the judgement to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999 Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously. While the ultimate outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

ITEM 1.  FINANCIAL STATEMENTS.


                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 3, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                                           /s/ KPMG LLP
Hartford, Connecticut
April 27, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three months ended March 31, 1999 and 1998. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Aetna Inc.'s 1998 Annual Report on Form 10-K.

OVERVIEW

General

The Company's current operations include three core businesses - Aetna U.S. Healthcare, Aetna Retirement Services and Aetna International. Aetna U.S. Healthcare provides a full spectrum of managed care, indemnity, and group life and disability insurance products. Aetna Retirement Services offers a range of financial services products including annuity contracts, investment advisory services, financial planning and pension plan administration services. Aetna International, through subsidiaries and joint venture operations, sells primarily life insurance, health insurance and financial services products in markets outside the United States. The Company also has a Large Case Pensions business that manages a variety of retirement products for defined benefit and defined contribution plans.

Consolidated Results

The Company reported net income of $179 million for the three months ended March 31, 1999 compared to $168 million for the same period in 1998. Net income per diluted common share for the three months ended March 31, 1999 was $1.16, compared with $1.05 a year ago.

Net income reflects Year 2000 costs of $27 million for the first three months of 1999 and $16 million for the first three months of 1998. Results also included net realized capital gains of $11 million for the three months ended March 31, 1999 and $21 million for the three months ended March 31, 1998. Excluding these items, earnings were $195 million for the three months ended March 31, 1999 compared to $163 million for the same period in 1998.

Acquisitions and Dispositions

Aetna U.S. Healthcare

On December 9, 1998, the Company entered into definitive agreements with The Prudential Insurance Company of America to acquire the Prudential health care business ("PHC") for $1 billion. The acquisition is subject to approval by federal antitrust and state regulators, and other customary closing conditions. The Company received a second request for information from the Department of Justice ("DOJ") in connection with the DOJ's federal antitrust review of the transaction. The Company has complied with the second request, and continues to hold discussions with the DOJ and state regulators regarding issues they have raised in connection with their review. The Company currently expects to complete the acquisition in the second quarter of 1999.

The Company expects to finance the transaction by issuing $500 million of three-year senior notes to the seller and by using cash the Company expects to receive as a result of issuing additional debt securities prior to the closing. The Company currently expects ultimately to finance the acquisition by the issuance of medium- or long-term fixed income securities.

After the closing, the Company's results will be affected by, among other things, the operating results of PHC, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) expected to be created as a result of the transaction. Refer to "Aetna U.S. Healthcare" and "Liquidity and Capital Resources" for further discussion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW (CONTINUED)

In July 1998, the Company acquired New York Life Insurance Company's ("NYL") NYLCare health business ("NYLCare"). The total purchase price was approximately $1.1 billion. Since the closing, the Company's results have been affected by, among other things, the operating results of NYLCare, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created by the transaction. The operations of NYLCare are reflected in the Aetna U.S. Healthcare segment while the financing costs are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare" and "Corporate," as well as Note 3 of Condensed Notes to Consolidated Financial Statements, for further discussion.

Aetna Retirement Services

In October 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation for approximately $1 billion. The principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement. For more details about the transaction and the indemnity reinsurance arrangement, refer to "Aetna Retirement Services" and
Note 3 of Condensed Notes to Consolidated Financial Statements.

Aetna International

On April 18, 1999, Aetna International, Inc. entered into a definitive agreement to sell its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $300 million in cash. The sale is not expected to result in any material capital gain or loss. The revenue and earnings of Aetna International's Canadian operations are not material to the Company. Completion of the sale, which is anticipated to occur in the fall of 1999, is subject to Canadian federal and other regulatory approvals and other customary conditions. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth, acquisitions and share repurchases.

AETNA U.S. HEALTHCARE

Operating Summary

                                                                                     Three Months Ended March 31,
                                                                             --------------------------------------------
(Millions)                                                                       1999 (1)            1998        % Change
----------                                                                   --------            --------        --------
Premiums                                                                     $3,912.6            $2,839.0            37.8%
Net investment income                                                           140.7               121.7            15.6
Fees and other income                                                           391.8               351.0            11.6
Net realized capital gains                                                        7.4                11.0           (32.7)
                                                                             --------            --------            ----
Total revenue                                                                 4,452.5             3,322.7            34.0
                                                                             --------            --------            ----
Current and future benefits                                                   3,358.3             2,436.6            37.8
Operating expenses                                                              770.9               610.7            26.2
Amortization of goodwill and other acquired intangible assets                   101.9                90.7            12.3
                                                                             --------            --------            ----
Total benefits and expenses                                                   4,231.1             3,138.0            34.8
                                                                             --------            --------            ----
Income before income taxes                                                      221.4               184.7            19.9
Income taxes                                                                    100.7                85.9            17.2
                                                                             --------            --------            ----
Net income                                                                   $  120.7            $   98.8            22.2%
                                                                             ========            ========            ====
Net realized capital gains, net of tax (included above)                      $    4.7            $    7.1           (33.8)%
                                                                             ========            ========            ====

----------
(1) Results include the acquired NYLCare health business.

Aetna U.S. Healthcare's net income for the three months ended March 31, 1999 increased $22 million compared to the same period for 1998. Net income includes Year 2000 costs of $18 million for the three months ended March 31, 1999 and $9 million for the three months ended March 31, 1998. Excluding Year 2000 costs and net realized capital gains, results for the three months ended March 31, 1999 increased $33 million, or 33%, compared to the same period in 1998. The 1999 results reflect the inclusion of NYLCare.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA U.S. HEALTHCARE (CONTINUED)

Business Results

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare, the operating earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets (including the goodwill associated with the U.S. Healthcare and NYLCare acquisitions), Year 2000 costs and net realized capital gains in both periods.

                                                                                                  Three Months Ended March 31,
                                                                                               ------------------------------------
(Millions)                                                                                        1999(1)                      1998
----------                                                                                     -------                      -------
Operating earnings:
   Health Risk                                                                                 $ 135.9                      $  93.7
   Group Insurance and Other Health                                                               80.1                         81.6
                                                                                               -------                      -------
Total Aetna U.S. Healthcare                                                                    $ 216.0                      $ 175.3
                                                                                               =======                      =======

Commercial HMO Premium PMPM                                                                    $138.70                      $135.07
                                                                                               -------                      -------
Commercial HMO Medical Cost PMPM                                                               $113.73                      $111.66
                                                                                               -------                      -------
Commercial HMO Medical Loss Ratio                                                                 82.0%                        82.7%
                                                                                               -------                      -------

Medicare HMO Premium PMPM                                                                      $485.32                      $469.10
                                                                                               -------                      -------
Medicare HMO Medical Cost PMPM                                                                 $437.26                      $435.13
                                                                                               -------                      -------
Medicare HMO Medical Loss Ratio                                                                   90.1%                        92.8%
                                                                                               -------                      -------

----------

(1) Operating results include the acquired NYLCare health business.

Health Risk

Health Risk (which includes all health products for which Aetna U.S. Healthcare assumes all or a majority of health care cost and utilization risk) earnings increased $42 million for the three months ended March 31, 1999 compared to the corresponding period of 1998. This increase reflects favorable Commercial and Medicare HMO results due to membership growth, premium rate increases, the benefit of medical cost initiatives, the impact of exiting several Medicare markets as of January 1, 1999 and the acquisition of NYLCare. These increases were partially offset by increased operating expenses. Indemnity and preferred provider organization ("PPO") results for the three months ended March 31, 1999 declined slightly compared to the corresponding period of 1998.

For the Health Risk business, medical claims payable reflect estimates of the ultimate cost of claims that have been incurred but not yet reported or paid. Medical claims payable are based on a number of factors including those derived from historical claim experience. Medical claims payable are estimated periodically, and any resulting adjustments are reflected in current period results in current and future benefits.

Commercial HMO
--------------

Commercial HMO premium per member per month ("PMPM") increased 3% for the three months ended March 31, 1999 compared to the corresponding period of 1998. This increase was primarily due to premium rate increases, offset in part by customers selecting lower premium plans, a shift in the geographic mix of membership growth as well as the addition of NYLCare members. Commercial HMO medical cost PMPM increased by 2% for the three months ended March 31, 1999 compared to the corresponding period of 1998. The 1999 increase was primarily due to medical and pharmacy cost inflation as well as the addition of NYLCare members. These increases were partially offset by medical cost initiatives. The Commercial HMO medical loss ratio improved .7% for the three months ended March 31, 1999 compared to the corresponding period of 1998 reflecting the benefit of rate increases and medical cost initiatives, partially offset by the addition of NYLCare members.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA U.S. HEALTHCARE (CONTINUED)

Medicare HMO
------------

Medicare HMO premiums PMPM increased 3% for the three months ended March 31, 1999 compared to the corresponding period of 1998 due to Health Care Financing Administration rate increases and increases in supplemental premiums, partially offset by a shift in the geographic mix of membership growth. Medicare HMO medical costs PMPM increased by .5% for the three months ended March 31, 1999 compared to the corresponding period of 1998. The higher medical costs in 1999 were primarily due to medical cost inflation, partially offset by the favorable impact of exiting several markets as of January 1, 1999. The Medicare HMO medical loss ratio improved 2.7% for the three months ended March 31, 1999 compared to the corresponding period of 1998 primarily due to the favorable impact of exiting several markets.

Group Insurance and Other Health

Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. Group Insurance and Other Health results for the three months ended March 31, 1999 decreased $2 million compared to the corresponding period of 1998. This reflects less favorable developments in claim benefit reserve estimates for life and disability products offset by higher investment income and improved Group Life and Disability results.

Membership

Aetna U.S. Healthcare's membership was as follows:

                                                        March 31, 1999 (1)                                March 31, 1998
                                              --------------------------------------          -------------------------------------
(Thousands)                                     Risk         Nonrisk           Total            Risk         Nonrisk           Total
-----------                                   ------         -------          ------          ------         -------           -----
HMO
  Commercial (2)                               5,344             705           6,049           3,851             523           4,374
  Medicare                                       546              --             546             399              16             415
  Medicaid                                       140              25             165              94              --              94
                                              ------          ------          ------          ------          ------          ------
      Total HMO                                6,030             730           6,760           4,344             539           4,883
POS                                              225           2,455           2,680             274           2,527           2,801
PPO                                              945           2,942           3,887             598           2,867           3,465
Indemnity                                        167           2,071           2,238             269           2,237           2,506
                                              ------          ------          ------          ------          ------          ------
Total Health Membership                        7,367           8,198          15,565           5,485           8,170          13,655
                                              ======          ======          ======          ======          ======          ======
Group Insurance:
  Group Life                                                                   9,740                                           9,554
  Disability                                                                   2,630                                           2,699
  Long-Term Care                                                                  92                                              99
                                              ------          ------          ------          ------          ------          ------

----------
(1) Health membership for NYLCare at the date of acquisition (July 15, 1998) in thousands was 2,117 members, including 1,186 Commercial HMO risk, 111 Medicare HMO risk, 56 Medicaid HMO risk, 135 HMO nonrisk, 452 PPO risk and 177 PPO nonrisk. Group Insurance NYLCare membership at the date of acquisition was 791 thousand members.
(2) Includes 1,455 thousand POS members who access primary care physicians and referred care through an HMO network at March 31, 1999 and 976 thousand at March 31, 1998.

Total Health membership as of March 31, 1999 increased by 1.9 million members, or 14%, when compared to March 31, 1998 primarily due to the acquisition of NYLCare. Excluding the impact of the NYLCare members at the date of acquisition, HMO membership increases were more than offset by declines in point-of-service ("POS"), PPO and Indemnity enrollment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA U.S. HEALTHCARE (CONTINUED)

Total Revenue and Expense

Revenue for Aetna U.S. Healthcare, excluding net realized capital gains, increased by $1.1 billion, or 34%, for the three months ended March 31, 1999 when compared to the same period in 1998. This growth was primarily due to the acquisition of NYLCare as well as to premium rate increases and Commercial HMO membership growth.

Operating expenses for Aetna U.S. Healthcare, increased by $160 million, or 26%, for the three months ended March 31, 1999 when compared to the same period in 1998. The increase in 1999 reflects the acquisition of NYLCare as well as costs to support HMO membership increases. However, operating expenses as a percentage of revenue decreased to 17% for the three months ended March 31, 1999 from 18% for the corresponding period of 1998.

Acquisition of the NYLCare Health Business

On July 15, 1998, the Company acquired NYLCare for a purchase price of $1.05 billion in cash, subject to adjustment as provided in the transaction agreements. Originally, in addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) were potentially payable to the extent that predetermined earnings and membership targets in future periods were achieved (the "Earnout").

On January 29, 1999, the Company and NYL agreed to resolve all purchase price adjustments and obligations under the Earnout. Under this agreement, the Company paid NYL an additional $50 million to resolve such matters. As a result, the total purchase price is approximately $1.1 billion.

Agreement to Acquire Prudential Health Care Business

On December 9, 1998, the Company entered into an agreement to acquire PHC. Included in the acquisition are PHC's HMO, POS, PPO and Indemnity health lines, as well as its dental business. At December 31, 1998, PHC had approximately 6.2 million health members and 8 million dental members. Refer to "Overview" for a further discussion of the pending purchase.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA RETIREMENT SERVICES

Operating Summary

                                                                                      Three Months Ended March 31,
                                                                             ------------------------------------------------
(Millions)                                                                        1999               1998 (1)        % Change
----------                                                                   ---------          ---------           ---------
Premiums (2)                                                                 $    23.6          $    40.3               (41.4)%
Net investment income                                                            215.4              267.6               (19.5)
Fees and other income                                                            131.7              162.7               (19.1)
Net realized capital gains (losses)                                                2.9               (2.2)                 --
                                                                             ---------          ---------           ---------
       Total revenue                                                             373.6              468.4               (20.2)
                                                                             ---------          ---------           ---------
Current and future benefits (2)                                                  183.0              250.3               (26.9)
Operating expenses                                                                92.5              101.7                (9.0)
Amortization of deferred policy acquisition costs                                 24.9               34.0               (26.8)
                                                                             ---------          ---------           ---------
       Total benefits and expenses                                               300.4              386.0               (22.2)
                                                                             ---------          ---------           ---------
Income before income taxes                                                        73.2               82.4               (11.2)
Income taxes                                                                      24.0               24.1                 (.4)
                                                                             ---------          ---------           ---------
Net income                                                                   $    49.2          $    58.3               (15.6)%
                                                                             =========          =========           =========
Net realized capital gains (losses), net of tax (included above)             $     1.9          $    (1.4)                 --%
                                                                             =========          =========           =========
Deposits not included in premiums above:
    Annuities -- fixed options                                               $   545.2          $   333.1                63.7%
    Annuities -- variable options                                              1,484.1              907.1                63.6
    Individual life insurance                                                       --              131.1              (100.0)
                                                                             ---------          ---------           ---------
       Total                                                                 $ 2,029.3          $ 1,371.3                48.0%
                                                                             =========          =========           =========
Assets under management: (3)
    Annuities -- fixed options                                               $12,305.8          $12,069.9                 2.0%
    Annuities -- variable options (4)                                         27,238.7           22,852.1                19.2
    Other investment advisory                                                 15,615.9           10,784.8                44.8
                                                                             ---------          ---------           ---------
      Financial services                                                      55,160.4           45,706.8                20.7
      Individual life insurance                                                     --            2,769.3              (100.0)
                                                                             ---------          ---------           ---------
       Total assets under management                                          55,160.4           48,476.1                13.8
                                                                             ---------          ---------           ---------
Assets under administration (5)                                                4,000.9            3,405.6                17.5
                                                                             ---------          ---------           ---------
Total assets under management and administration                             $59,161.3          $51,881.7                14.0%
                                                                             =========          =========           =========

----------
(1) Operating results reflect the operations of the individual life business which was sold October 1, 1998.

(2) Includes $17.7 million for the three months ended March 31, 1999 and $14.3 million for the three months ended March 31, 1998 for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.

(3) Excludes net unrealized capital gains of approximately $305.7 million at March 31, 1999 and $565.3 million at March 31, 1998.

(4) Includes $8,404.7 million at March 31, 1999 and $6,029.3 million at March 31, 1998 of assets held and managed by unaffiliated mutual funds.

(5)      Represents assets for which ARS only provides administrative services.

Aetna Retirement Services' ("ARS") net income for the three months ended March 31, 1999 decreased $9 million compared to the same period in 1998. Net income includes Year 2000 costs of $6 million for the three months ended March 31, 1999 and $4 million for the three months ended March 31, 1998. The 1998 net income included $23 million related to the individual life insurance business. Excluding Year 2000 costs and net realized capital gains or losses, as well as the 1998 individual life earnings, earnings results for the three months ended March 31, 1999 increased $12 million, or 30%, compared to the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA RETIREMENT SERVICES (CONTINUED)

ARS' earnings, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                                                                                Three Months Ended March 31,
                                                                               ----------------------------
(Millions)                                                                         1999                1998
----------                                                                        -----               -----
Financial services                                                                $53.0               $40.8
Individual life insurance (1)                                                        --                23.0
                                                                                  -----               -----
    Total                                                                         $53.0               $63.8
                                                                                  =====               =====

(1) The individual life business was sold on October 1, 1998.

The increase in earnings for financial services products primarily reflect increased fee income from increased assets under management. Assets under management increased by 21% primarily due to appreciation in the stock market as well as additional net deposits (deposits less surrenders), including deposits from one large case. Partially offsetting the increases in fee income were increased operating expenses. However, operating expenses as a percentage of assets under management declined in both periods.

Of the $12.3 billion and $12.1 billion of fixed annuity assets under management at March 31, 1999 and 1998, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.4% and 7.5% and the average annualized earned rates on investments supporting experience-rated investment contracts were 7.6% and 8.0% for the three months ended March 31, 1999 and 1998, respectively. The average annualized credited rates on fully guaranteed investment contracts were 6.3% and 6.5% and the average annualized credited rates on experience-rated investment contracts were 5.6% and 5.9% for the three months ended March 31, 1999 and 1998, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.1% and 1.0% and on experience-rated investment contracts were 2.0% and 2.1% for the three months ended March 31, 1999 and 1998, respectively.

Sale of Individual Life Insurance Business

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash. The sale resulted in an after-tax gain of approximately $152 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $88 million of the gain and is recognizing it over approximately 15 years. Approximately $2 million of the gain was recognized during the first three months of 1999. Revenues from the business sold were $135 million for the three months ended March 31, 1998. For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Condensed Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA INTERNATIONAL

Operating Summary

                                                                                   Three Months Ended March 31,
                                                                           ---------------------------------------------
(Millions)                                                                    1999               1998            % Change
----------                                                                  ------             ------            --------
Premiums                                                                    $416.6             $319.3               30.5%
Net investment income                                                        125.0              118.3                5.7
Fees and other income                                                         28.6               31.9              (10.3)
Net realized capital losses                                                   (2.5)             (12.3)              79.7
                                                                            ------             ------             ------
       Total revenue                                                         567.7              457.2               24.2
                                                                            ------             ------             ------
Current and future benefits                                                  342.2              277.7               23.2
Operating expenses                                                           140.2              114.6               22.3
Interest expenses                                                              2.3                2.7              (14.8)
Amortization of goodwill and other acquired intangible assets                  5.1                5.1                 --
Amortization of deferred policy acquisition costs                             25.0               18.3               36.6
                                                                            ------             ------             ------
       Total benefits and expenses                                           514.8              418.4               23.0
                                                                            ------             ------             ------
Income before income taxes                                                    52.9               38.8               36.3
Income taxes                                                                  11.3               10.8                4.6
                                                                            ------             ------             ------
Net income                                                                  $ 41.6             $ 28.0               48.6%
                                                                            ======             ======             ======
Net realized capital losses, net of tax (included above)                    $ (1.4)            $ (7.8)              82.1%
                                                                            ======             ======             ======

Aetna International's net income for the three months ended March 31, 1999 increased by $14 million compared to the same period in 1998. Net income includes Year 2000 costs of $3 million for the three months ended March 31, 1999 and $2 million for the three months ended March 31, 1998. Excluding Year 2000 costs and net realized capital losses, results for the three months ended March 31, 1999 increased $8 million, or 22%, compared to the same period in 1998. The increase in 1999 results primarily reflects earnings growth, on a local currency basis, in the Company's Mexican insurance businesses and earnings growth in Brazil, Canada, Chile and Taiwan. The weakening of foreign currencies substantially offset the growth in local currency earnings in Brazil and partially offset local currency earnings in Mexico and Chile. Refer to "Overview" for a discussion related to the pending sale of the Canadian operations.

Further currency devaluations in Brazil, or in other countries where the Company has established operations, could adversely affect future operating earnings when translated into U.S. dollars. Refer to "Aetna International" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1998 Annual Report on Form 10-K for additional information.

Earnings by major geographic location, excluding Year 2000 costs and net realized capital losses, were as follows:

                                                                                Three Months Ended March 31,
                                                                            --------------------------------------
(Millions)                                                                   1999                             1998
----------                                                                  -----                            -----
Asia Pacific (1)                                                            $ 9.0                            $12.3
Americas (2)                                                                 44.1                             28.6
Other (3)                                                                    (7.5)                            (3.4)
                                                                            -----                            -----
    Total                                                                   $45.6                            $37.5
                                                                            =====                            =====

----------
(1) Includes China, Hong Kong, Indonesia, Malaysia, New Zealand, Philippines, Taiwan and Thailand.

(2)      Includes Argentina, Brazil, Canada, Chile, Mexico, Peru, Poland and
         Venezuela.

(3)      Includes general and other miscellaneous expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LARGE CASE PENSIONS

Operating Summary

                                                                                Three Months Ended March 31,
                                                                     ----------------------------------------------------
(Millions)                                                                1999                  1998              % Change
----------                                                           ---------             ---------             ---------
Premiums                                                             $    28.6             $    40.0                 (28.5)%
Net investment income                                                    256.6                 303.7                 (15.5)
Fees and other income                                                      4.5                   4.6                  (2.2)
Net realized capital gains                                                 9.2                  37.9                 (75.7)
                                                                     ---------             ---------             ---------
       Total revenue                                                     298.9                 386.2                 (22.6)
                                                                     ---------             ---------             ---------
Current and future benefits                                              251.5                 306.0                 (17.8)
Operating expenses                                                         3.1                   6.0                 (48.3)
                                                                     ---------             ---------             ---------
       Total benefits and expenses                                       254.6                 312.0                 (18.4)
                                                                     ---------             ---------             ---------
Income before income taxes                                                44.3                  74.2                 (40.3)
Income taxes                                                              16.0                  27.0                 (40.7)
                                                                     ---------             ---------             ---------
Net income                                                           $    28.3             $    47.2                 (40.0)%
                                                                     =========             =========             =========
Net realized capital gains, net of tax (included above)              $     6.0             $    24.7                 (75.7)%
                                                                     =========             =========             =========
Deposits not included in premiums above                              $   265.4             $   267.4                   (.7)%
                                                                     =========             =========             =========
Assets under management (1) (2)                                      $27,793.3             $30,008.9                  (7.4)%
                                                                     =========             =========             =========

----------

(1) Excludes net unrealized capital gains of approximately $331.0 million at March 31, 1999 and $590.7 million at March 31, 1998.

(2) Includes assets under management of $6,546.7 million at March 31, 1999 and $7,265.6 million at March 31, 1998 related to discontinued products.

Large Case Pensions' net income for the three months ended March 31, 1999 decreased by $19 million compared with the same period in 1998. The decrease in net income primarily relates to the decrease in net realized capital gains, which reflects the redeployment of capital supporting this business. This decrease also reflects the consolidation into the ARS segment of certain products and services, partially offset by lower expenses. Net income includes Year 2000 costs of $.2 million for the three months ended March 31, 1999 and $.1 million for the three months ended March 31, 1998. Excluding Year 2000 costs and net realized capital gains in both periods, results for the three months ended March 31, 1999 were consistent with the same period in 1998.

Assets under management at March 31, 1999 were 7% lower than a year earlier. This decrease primarily resulted from the continuing runoff of underlying liabilities and consolidation into the ARS segment of the Company's investment advisory services and certain other products which complement ARS' business strategy.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):



                                                                                Three Months Ended March 31,
                                                                               -------------------------------
(Millions)                                                                          1999                1998
---------                                                                      ------------         ----------
Scheduled contract maturities and benefit payments (1)                              $241.2              $237.1
Contractholder withdrawals other than scheduled contract
 maturities and benefit payments                                                      75.3                72.7
Participant directed withdrawals                                                      22.4                27.8
                                                                               ------------         ----------

----------
(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LARGE CASE PENSIONS (CONTINUED)

Discontinued Products

Results of operations of discontinued products, including net realized capital gains or losses, are credited or charged to the reserve for anticipated losses. The Company's results of operations would be adversely affected to the extent that aggregate future losses on the products are greater than anticipated and positively affected to the extent future losses are less than anticipated. Management reviews the adequacy of the discontinued products reserve quarterly. The current reserve reflects management's best estimate of anticipated future losses.

The results of discontinued products were as follows:

                                                                                                     Three Months Ended March 31,
                                                                                                    -------------------------------
(Millions)                                                                                           1999                     1998
----------                                                                                          -----                     -----
Interest margin (1)                                                                                 $(5.3)                    $(6.4)
Net realized capital gains (2)                                                                        6.6                      42.3
Interest earned on receivable from continuing products                                                5.5                       5.6
Other, net                                                                                            4.6                       (.3)
                                                                                                    -----                     -----
Results of discontinued products, after tax                                                         $11.4                     $41.2
                                                                                                    =====                     =====
Results of discontinued products, pretax                                                            $17.5                     $66.7
                                                                                                    =====                     =====
Net realized capital gains from sales of bonds, after tax (included above)                          $ 5.5                     $23.1
                                                                                                    =====                     =====

----------
(1) The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

(2) Realized capital gains for the three months ended March 31, 1998 include $21.2 million related to continued favorable developments in real estate markets.

Total assets supporting discontinued products and the reserve include a receivable from continuing products of $498 million (after tax) at March 31, 1999. Interest income accrues on this receivable at the discount rate used to calculate the reserve.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 1999 was as follows (pretax):

(Millions)
---------
Reserve at December 31, 1998                                            $1,214.1
Results of discontinued products                                            17.5
                                                                        --------
Reserve at March 31, 1999                                               $1,231.6
                                                                        ========

Distributions on discontinued products were as follows:

                                                                             Three Months Ended March 31,
                                                                            -------------------------------
(Millions)                                                                  1999                      1998
----------                                                                  ------                   ------
Scheduled contract maturities, settlements and benefit payments             $310.5                   $467.5
Participant directed withdrawals                                               4.3                      6.4
                                                                            ------                    -----

Refer to Note 7 of Condensed Notes to Consolidated Financial Statements for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

Operating Summary

                                                                                        Three Months Ended March 31,
                                                                             ------------------------------------------------------
(Millions, after tax)                                                         1999                    1998                % Change
---------------------                                                        -----                   -----                 -------
Interest expense                                                             $40.6                   $35.2                    15.3%
                                                                             =====                   =====                   =====
Other operating expenses, net                                                $19.8                   $27.9                   (29.0)%
Net realized capital losses                                                     --                     1.7                  (100.0)
                                                                             -----                   -----                   -----
Total other expense                                                          $19.8                   $29.6                   (33.1)%
                                                                             =====                   =====                   =====

The Corporate segment includes interest expense and other expenses that are not directly related to the Company's business segments. "Other Operating Expenses" include corporate expenses such as staff area expenses, advertising and contributions, which are partially offset by net investment income.

The 1999 increase in interest expense primarily results from additional debt incurred in connection with the NYLCare acquisition.

Other operating expenses include Year 2000 costs of $1 million for the three months ended March 31, 1999 and $2 million for the three months ended March 31, 1998. Other operating expenses, excluding Year 2000 costs, decreased $7 million primarily due to system implementation costs in 1998 not present in 1999 as well as continued cost reduction initiatives.

GENERAL ACCOUNT INVESTMENTS

Investments disclosed in this section relate to the Company's total general account portfolio (including assets supporting discontinued products and experience-rated products).

Total Investments

                                                                 March 31,         December 31,
(Millions)                                                           1999                 1998
----------                                                     ---------          ------------
Debt securities                                                $31,117.9             $32,180.8
Equity securities                                                  813.7                 800.5
Short-term investments                                             790.6                 942.2
Mortgage loans                                                   3,517.3               3,553.0
Real estate                                                        317.2                 270.3
Policy loans                                                       471.7                 458.7
Other                                                            1,315.9               1,264.5
                                                               ---------             ---------
Total investments                                              $38,344.3             $39,470.0
                                                               =========             =========

Debt Securities

Debt securities represented 81% of the Company's total general account invested assets at March 31, 1999 and 82% at December 31, 1998. Debt securities were as follows:

                                                                                  March 31,                   December 31,
(Millions)                                                                           1999                            1998
----------                                                                       --------                     -----------
Supporting discontinued products                                                $ 5,550.8                       $ 5,890.5
Supporting experience-rated products                                             12,759.3                        13,197.3
Supporting remaining products                                                    12,807.8                        13,093.0
                                                                                ---------                       ---------
  Total debt securities (1)                                                     $31,117.9                       $32,180.8
                                                                                =========                       =========

----------
(1) Total debt securities include "Below Investment Grade" securities of $2.0 billion at March 31, 1999 and December 31, 1998 of which 46.5% at March 31, 1999 and 50.8% at December 31, 1998 support discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a discussion of "Below Investment Grade" securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Debt securities reflected net unrealized capital gains of $.9 billion at March 31, 1999 compared to $1.5 billion at December 31, 1998. Of the net unrealized capital gains at March 31, 1999, $202 million related to assets supporting discontinued products and $330 million related to assets supporting experience-rated contracts.

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities are residential collateralized mortgage obligations ("CMOs") of $1.9 billion at March 31, 1999 and $2.0 billion at December 31, 1998. There are various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At March 31, 1999 and December 31, 1998, approximately 2% of the Company's CMO holdings were invested in CMOs that are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Mortgage Loans

At March 31, 1999 and December 31, 1998, the Company's mortgage loan investments, net of impairment reserves, were as follows:

                                                                             March 31,             December 31,
(Millions)                                                                       1999                   1998
----------                                                                   --------              -----------
Supporting discontinued products                                             $  763.2                 $  754.2
Supporting experience-rated products                                          1,150.1                  1,183.3
Supporting remaining products                                                 1,604.0                  1,615.5
                                                                             --------                 --------
  Total mortgage loan investments                                            $3,517.3                 $3,553.0
                                                                             ========                 ========

During the first three months of 1999, the Company began to manage its mortgage loan portfolio to maintain the balance in absolute terms, relative to invested assets, by selectively pursuing refinance opportunities. The mortgage loan portfolio balance at March 31, 1999 remained essentially the same as December 31, 1998 at $3.5 billion.

Problem, restructured, and potential problem loans included in mortgage loans were $295 million at March 31, 1999 and $301 million at December 31, 1998 of which 85% at March 31, 1999 and 86% at December 31, 1998 support discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $44 million at March 31, 1999 and $48 million at December 31, 1998. (Refer to Note 4 of Condensed Notes to Consolidated Financial Statements).

Risk Management and Market Sensitive Instruments

Interest rate risk is managed within a tight duration band, and credit risk is managed by maintaining high average quality ratings and diversified sector exposure within the debt securities portfolio. The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, futures contracts, warrants, foreign exchange forward contracts, currency swap agreements and written options to hedge certain market risks such as interest rate, equity price and foreign exchange risk.

The Company regularly evaluates market risk sensitive instruments by examining, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), duration, exchange rates, prepayment rates, equity markets or credit ratings/spreads.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Management also reviews, on a quarterly basis, hypothetical net losses in the Company's consolidated near-term financial position, results of operations and cash flows under certain assumed market rate changes.

Based on the Company's overall exposure to interest rate, equity price and foreign exchange risks, the Company believes that these hypothetical changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of March 31, 1999. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a more complete discussion of "Risk Management and Market Sensitive Instruments".

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Generally, the Company meets its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and using overall cash flows from premiums, deposits and income received on investments. Overall cash flows are used primarily for claim and benefit payments, contract withdrawals and operating expenses. In addition, the Company uses cash to invest in core businesses, make acquisitions, repurchase common stock and pay shareholder dividends.

During the first three months of 1999, net cash generated from investing, financing and operating activities was used to make approximately $165 million of investments in core businesses and acquisitions, pay approximately $40 million for common stock repurchases and pay approximately $42 million of dividends to shareholders.

During the corresponding period of 1998, net cash generated from investing, financing and operating activities was used to make approximately $8 million of investments in core businesses and acquisitions, pay approximately $37 million for common stock repurchases and pay approximately $43 million of dividends to shareholders. Refer to the "Consolidated Statements of Cash Flows" for additional information.

Dividends

On February 26, 1999, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock and $1.18945 per share of 6.25% Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on April 30, 1999, payable May 15, 1999.

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services, Inc. and are fully and unconditionally guaranteed by Aetna Inc. Refer to Note 8 of Condensed Notes to Consolidated Financial Statements for additional information.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $1.1 billion during the first three months of 1999 and $.7 billion during the first three months of 1998.

The Company funded the acquisition of NYLCare with cash made available from issuing additional commercial paper. The Company issued $300 million of debt in the fourth quarter of 1998 and expects to issue additional medium- or long-term fixed income securities in 1999, subject to market conditions, to replace some of the commercial paper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The acquisition of PHC, which is anticipated to be completed in the second quarter of 1999, is currently expected to be ultimately financed by the issuance of medium- or long-term fixed income securities.

Common Stock Transactions

In January 1999, the Board authorized the repurchase of 5.0 million shares of common stock. As of March 31, 1999, 495,000 shares of common stock had been repurchased under this authorization at a cost of $40 million.

NEW ACCOUNTING STANDARDS

Refer to Note 1 of Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

YEAR 2000

The Company relies heavily on information technology ("IT") systems and other systems and facilities, such as telephones, building access control systems and heating and ventilation equipment ("embedded systems") to conduct its business. The Company also has business relationships with health care providers, financial institutions, financial intermediaries, public utilities and other critical vendors, as well as regulators and customers who are themselves reliant on IT and embedded systems to conduct their businesses.

State of Readiness

In 1997, the Company organized a multidisciplinary Year 2000 Project Team that includes outside consultants. The Year 2000 Project Team and the Company's businesses have developed and are currently executing a comprehensive plan designed to make the Company's mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed the Company's overall process, plan and progress to date. The Company's plan for IT systems consists of several phases: (i) inventory -- identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment -- identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation -- reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification -- testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will successfully operate in the post-1999 environment.

The Company completed the inventory and assessment phases for substantially all of its IT systems by year-end 1997. The Company's IT systems are currently in the remediation and testing and certification phases. The Company has completed the remediation of substantially all of its IT systems and is scheduled to complete the testing and certification of substantially all of its IT systems by June 30, 1999.

The Company has inventoried and risk rated substantially all of its embedded systems. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. The Company's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. The Company is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. The Company plans to complete the testing of these systems by mid-1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project is on schedule.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR 2000 (CONTINUED)

External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical suppliers, such as banks, financial intermediaries, telecommunications providers and other utilities, mutual fund companies, IT vendors, financial market data providers, national pharmacy chains, electronic claims clearinghouses, major physician groups and major hospitals, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Year 2000 Costs

Total Year 2000 project costs are currently estimated to be at least $85 million (after tax) in 1999. A large majority of these costs are expected to be incremental expenses that will not recur in 2000 or thereafter. Year 2000 costs were $27 million (after tax) for the first three months of 1999 and $16 million (after tax) for the first three months of 1998. The Company expects that Year 2000 costs in 2000 will be immaterial. The Company expenses these costs as incurred and funds these costs through operating cash flows.

Year 2000 readiness is critical to the Company. The Company has redeployed some resources from noncritical system enhancements to address Year 2000 issues. Due to the importance of IT systems to the Company's business, management has not deferred mission-critical systems enhancements to become Year 2000 ready. The Company does not expect these redeployments to have a material impact on the Company's financial condition or results of operations.

Risks and Contingency/Recovery Planning

If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefits claims; update customers' accounts; process financial transactions; bill customers; assess exposure to risks; determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others; as well as business interruptions or shutdowns; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. The Company's international affiliates face additional Year 2000 risk due to the diverse environments in which they operate. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company has begun to develop contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to identify reasonably possible Year 2000 failure scenarios and is developing contingency plans for those failure scenarios it believes could have a significant impact on the Company's operations. The Company is developing these contingency plans in an effort to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those failure scenarios occur. The Company expects contingency/recovery planning to be substantially complete by September 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION/RISK FACTORS

Refer to "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1998 Annual Report on Form 10-K for factors that could cause actual Year 2000 results to differ from the Company's expectations. The "Forward-Looking Information/Risk Factors" and "Regulatory Environment" portions of that Annual Report also contain a general discussion of other important risks related to the Company's businesses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Refer to the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments".

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March, 1999. Defendants are pursuing an interlocutory appeal of that denial. Trial currently is scheduled to begin in December, 1999. The Company is defending the actions vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice, marketing and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March, 1996 in Superior Court for the state of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out of network providers without prior authorization. On January 20, 1999 a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999 the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999 Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously. While the ultimate outcome of these other lawsuits cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

ITEM 5. OTHER INFORMATION.

(a) NAIC IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") Insurance Regulatory Information Systems ("IRIS") ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. None of Aetna Inc.'s significant subsidiaries had more than two IRIS ratios that were outside of the NAIC usual ranges for 1998.

(b) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                            Three Months Ended
                                                 March 31,                              Years Ended December 31,
                                            ------------------           -----------------------------------------------------
Aetna Inc.                                       1999                    1998         1997        1996        1995        1994
----------                                       ----                    ----         ----        ----        ----        ----
Ratio of Earnings to Fixed Charges               4.21                    4.96         5.74        2.45        4.97        4.74
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends          3.39                    3.94         4.46        2.10        4.97        4.74
                                                 ----                    ----         ----        ----        ----        ----


                                                                Three Months Ended
                                                                    March 31,                Years Ended December 31,
                                                             -----------------------        ----------------------------
Aetna Services, Inc.                                                  1999                  1998         1997       1996
--------------------                                                  ----                  ----         ----       ----
Ratio of Earnings to Fixed Charges                                    3.04                  4.31         5.78       2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                               3.04                  4.31         5.78       2.44
                                                                      ----                  ----         ----       ----

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (Refer to Note 15 of Notes to Consolidated Financial Statements in Aetna Inc.'s 1998 Annual Report on Form 10-K.) During 1995 and 1994 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

(c) Ratings

The ratings of certain Aetna Inc.'s subsidiaries follow:

                                                                                           Rating Agencies
                                                                       ----------------------------------------------------
                                                                                                    Moody's
                                                                                       Duff &       Investors      Standard
                                                                       A.M. Best       Phelps       Service        & Poor's
                                                                       ---------       -------      ---------      --------
Aetna Services, Inc. (senior debt)**
    February 1, 1999 (1)                                                   *              A            A3             A
    April 27, 1999 (1)                                                     *              A            A3             A

Aetna Services, Inc. (commercial paper)**
    February 1, 1999 (1)                                                   *             D-1           P-2           A-1
    April 27, 1999 (1)                                                     *             D-1           P-2           A-1

Aetna Life Insurance Company (claims paying/financial strength)
    February 1, 1999 (1)                                                   A             AA-           A1             A+
    April 27, 1999 (1)                                                     A             AA-           A1             A+

Aetna Life Insurance and Annuity Company
        (claims paying/financial strength)
    February 1, 1999 (1)                                                   A             AA            Aa3           AA-
    April 27, 1999 (1)                                                     A             AA            Aa3           AA-
                                                                       --------        -------      ---------      --------


----------
*   Nonrated by the agency.

** Fully and unconditionally guaranteed by Aetna Inc.

(1) These ratings are currently under review by certain rating agencies pending completion of their analysis of the pending Prudential health care acquisition. Duff and Phelps Credit Rating Company has the debt ratings of Aetna Services on credit watch negative. Standard and Poor's has the debt and financial strength ratings on credit watch negative. Moody's Investors Service has the debt and financial strength ratings on outlook negative.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits


        (10)         Material Contracts.

        10.1         1999 Director Charitable Award Program.*

        10.2 Employment Agreement, dated as of June 11, 1998, by and between the Company and Alan J. Weber.*

        10.3 $500,000,000 Credit Agreement dated as of April 1, 1999 among Aetna Services, Inc. as Borrower, Aetna Inc. as
                     Guarantor, the banks listed on the signature pages thereof, Morgan Guaranty Trust Company of New York as
                     Administrative Agent, J.P. Morgan Securities Inc. as
                     Arranger, Deutsche Bank AG, New York Branch, as
                     Co-Administrative Agent, The Chase Manhattan Bank, as
                     Senior Managing Agent and Citibank, N.A. as Syndication
                     Agent.

        (12)         Statement Re:  Computation of Ratios.

                     Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March
                     31, 1999 and for the years ended December 31, 1998, 1997,
                     1996, 1995 and 1994 for Aetna Inc. and for the three months ended March 31, 1999 and for the years ended December 31, 1998, 1997 and 1996 for Aetna Services, Inc.

        (15)         Letter Re: Unaudited Interim Financial Information.

                     Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
                     April 27, 1999.

        (27)         Financial Data Schedule.


                   * Management contract or compensatory plan or arrangement.

----------
(b) Reports on Form 8-K.

    None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                          Aetna Inc.
                                              ---------------------------------
                                                          Registrant



Date  April 28, 1999                      By  /s/  Alan M. Bennett
                                              --------------------
                                              Alan M. Bennett
                                              Vice President
                                              and Corporate Controller
                                              (Chief Accounting Officer)

                                  AETNA INC.


                                EXHIBIT INDEX
                            ----------------------


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
(10)         Material Contracts.

10.1         1999 Director Charitable Award Program.*

10.2 Employment Agreement, dated as of June 11, 1998, by and between the Company and Alan J. Weber.*

10.3         $500,000,000 Credit Agreement dated as of April 1, 1999 among
             Aetna Services, Inc. as Borrower, Aetna Inc. as Guarantor, the banks listed on the signature pages thereof, Morgan Guaranty
             Trust Company of New York as Administrative Agent, J.P. Morgan
             Securities Inc. as Arranger, Deutsche Bank AG, New York Branch, as
             Co-Administrative Agent, The Chase Manhattan Bank, as Senior
             Managing Agent and Citibank, N.A. as Syndication Agent.

(12)         Statement Re:  Computation of Ratios.

             Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 1999 and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 for
             Aetna Inc. and for the three months ended March 31, 1999 and for the years ended December 31, 1998, 1997 and 1996 for Aetna
             Services, Inc.

(15)         Letter Re: Unaudited Interim Financial Information.

             Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
             April 27, 1999.

(27)         Financial Data Schedule.



           * Management contract or compensatory plan or arrangement.