Form 10-Q
period 1999-06-30
AETNA INC
filed 1999-07-29
CIK 1013761

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended June 30, 1999.
                                       or

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

                    Yes [X]                  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)                                            140,963,577
               (Class)                                                Shares Outstanding at June 30, 1999

                                TABLE OF CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements.
                   Consolidated Statements of Income                                                        3
                   Consolidated Balance Sheets                                                              4
                   Consolidated Statements of Shareholders' Equity                                          5
                   Consolidated Statements of Cash Flows                                                    6
                   Condensed Notes to Consolidated Financial Statements                                     7
                   Independent Auditors' Review Report                                                     19

Item 2.            Management's Discussion and Analysis of

                   Financial Condition and Results of Operations.                                          20

Item 3.            Quantitative and Qualitative Disclosures

                   About Market Risk.                                                                      40

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings.                                                                      40

Item 4.            Submission of Matters to a Vote of Security Holders.                                    41

Item 5.            Other Information.                                                                      42

Item 6.            Exhibits and Reports on Form 8-K.                                                       43

Signatures                                                                                                 44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30,                            June 30,
                                                                     ------------------                    ----------------

(Millions, except per common share data)                           1999              1998              1999                1998
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Premiums                                                      $4,580.5          $3,279.1          $ 8,961.9           $6,517.7
   Net investment income                                            725.0             822.8            1,465.7            1,635.5
   Fees and other income                                            634.1             553.6            1,191.0            1,104.1
   Net realized capital gains                                         9.8             172.6               26.9              204.3
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                     5,949.4           4,828.1           11,645.5            9,461.6
----------------------------------------------------------------------------------------------------------------------------------
Benefits and expenses:
   Current and future benefits                                    4,352.9           3,270.7            8,487.9            6,541.3
   Operating expenses                                             1,080.6             908.4            2,119.4            1,786.6
   Interest expense                                                  64.1              56.5              128.7              113.4
   Amortization of goodwill and other acquired
    intangible assets                                               105.7              96.9              213.4              193.1
   Amortization of deferred policy acquisition costs                 51.7              62.8              101.7              115.2
   Reduction of reserve for loss on discontinued products           (77.2)               --              (77.2)                --
----------------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                       5,577.8           4,395.3           10,973.9            8,749.6
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          371.6             432.8              671.6              712.0
Income taxes (benefits):
   Current                                                           52.6             174.5              163.1              306.0
   Deferred                                                          91.8              (7.4)             101.9              (27.2)
----------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                  144.4             167.1              265.0              278.8
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                       $  227.2          $  265.7          $   406.6           $  433.2
==================================================================================================================================
Net income applicable to common ownership                        $  213.4          $  251.8          $   379.0           $  405.4
==================================================================================================================================
Results per common share:
   Basic                                                         $   1.51          $   1.74          $    2.69           $   2.79
   Diluted                                                           1.50              1.69               2.66               2.75
Dividends declared                                               $    .20          $    .20          $     .40           $    .40
----------------------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June 30,           December 31,
(Millions)                                                                                        1999                   1998
-----------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
  Debt securities available for sale, at fair value (amortized cost $29,830.0 and
  $30,730.1)                                                                               $  29,826.8           $  32,180.8
  Equity securities, at fair value (cost $824.4 and $762.6)                                      879.6                 800.5
  Short-term investments                                                                         803.8                 942.2
  Mortgage loans                                                                               3,440.1               3,553.0
  Real estate                                                                                    311.1                 270.3
  Policy loans                                                                                   498.7                 458.7
  Other                                                                                        1,373.5               1,264.5
----------------------------------------------------------------------------------------------------------------------------
Total investments                                                                             37,133.6              39,470.0
----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                    2,086.1               1,951.5
  Short-term investments under securities loan agreement                                       1,139.4                 753.6
  Accrued investment income                                                                      476.9                 537.1
  Premiums due and other receivables                                                           1,724.3               1,478.1
  Reinsurance recoverables                                                                     4,006.2               3,897.2
  Deferred income taxes                                                                          337.4                  53.0
  Deferred policy acquisition costs                                                            1,975.5               1,768.6
  Goodwill and other acquired intangible assets                                                9,189.7               9,155.3
  Other assets                                                                                   946.0               1,111.9
  Separate Accounts assets                                                                    48,690.2              44,971.8
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                               $ 107,705.3           $ 105,148.1
============================================================================================================================
Liabilities:
  Future policy benefits                                                                   $  18,716.5           $  18,541.1
  Unpaid claims                                                                                3,888.5               3,953.9
  Unearned premiums                                                                              217.9                 428.9
  Policyholders' funds left with the Company                                                  16,609.6              17,632.5
----------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                                   39,432.5              40,556.4
----------------------------------------------------------------------------------------------------------------------------
  Dividends payable to shareholders                                                               35.1                  35.2
  Short-term debt                                                                                867.5               1,063.4
  Long-term debt                                                                               2,487.7               2,521.2
  Payables under securities loan agreement                                                     1,139.4                 753.6
  Current income taxes                                                                           234.0                 444.8
  Other liabilities                                                                            3,119.6               3,025.2
  Minority and participating policyholders' interests                                            162.9                 148.4
  Separate Accounts liabilities                                                               48,675.5              44,936.0
----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             96,154.2              93,484.2
----------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary
limited liability company holding primarily debentures guaranteed by Aetna                       275.0                 275.0
----------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 3 and 11)
Shareholders' Equity:
  Class C voting mandatorily convertible preferred stock ($.01 par value;
  15,000,000 shares authorized; 11,613,040 in 1999 and 11,614,816 in 1998
  issued and outstanding)                                                                        862.0                 862.1
  Common stock ($.01 par value; 500,000,000 shares authorized; 140,963,577 in
  1999 and 141,272,628 in 1998 issued and outstanding)                                         3,263.0               3,292.4
 Accumulated other comprehensive income (loss)                                                  (228.2)                177.8
 Retained earnings                                                                             7,379.3               7,056.6
----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                    11,276.1              11,388.9
============================================================================================================================
Total liabilities, redeemable preferred securities and shareholders' equity                $ 107,705.3           $ 105,148.1
============================================================================================================================
Shareholders' equity per common share                                                      $     73.88           $     74.51
============================================================================================================================

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                 Accumulated Other
                                                                                            Comprehensive Income (Loss)
                                                           Class C Voting                ------------------------------
                                                              Mandatorily                     Unrealized
(Millions, except share data)                                 Convertible       Common    Gains (Losses)     Foreign     Retained
Six Months Ended June 30, 1999                     Total  Preferred Stock        Stock     on Securities    Currency     Earnings
------------------------------------------------------------------------------------------------------------------------- -------
Balances at December 31, 1998                  $11,388.9         $862.1        $3,292.4           $387.2     $(209.4)    $7,056.6
Comprehensive income:
 Net income                                        406.6                                                                    406.6
 Other comprehensive loss, net of tax:
    Unrealized losses on securities
    ($(503.4) pretax) (1)                         (327.2)                                         (327.2)
    Foreign currency ($(121.0) pretax)             (78.8)                                                      (78.8)
                                               ----------
 Other comprehensive loss                         (406.0)
                                               ----------
Total comprehensive income                            .6
                                               ==========
Common stock issued for benefit
         plans (569,495 shares)                     42.5                           42.5
Repurchase of common shares
         (880,000 shares)                          (72.0)                         (72.0)
Conversion of preferred securities (1,776
         preferred shares converted to
         1,454 common shares)                          -            (.1)             .1

Common stock dividends                             (56.3)                                                                   (56.3)
Preferred stock dividends                          (27.6)                                                                   (27.6)
---------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                      $11,276.1         $862.0        $3,263.0           $ 60.0     $(288.2)    $7,379.3
=================================================================================================================================


Six Months Ended June 30, 1998
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                  $11,195.4         $865.4        $3,644.4           $504.1        $(197.0  $6,378.5
Comprehensive income:
 Net income                                        433.2                                                                    433.2
 Other comprehensive loss, net of tax:
    Unrealized losses on securities
     ($(52.6) pretax) (1)                          (34.2)                                          (34.2)
    Foreign currency ($(37.0) pretax)              (24.1)                                                      (24.1)
                                               ----------
 Other comprehensive loss                          (58.3)
                                               ----------
Total comprehensive income                         374.9
                                               ==========
Common stock issued for benefit
         plans (432,469 shares)                     26.2                           26.2
Repurchase of common shares
         (1,891,700 shares)                       (150.5)                        (150.5)
Conversion of preferred securities
(40,211 preferred shares converted to
32,952 common shares)                                 -            (3.3)            3.3
Common stock dividends                             (57.7)                                                                   (57.7)
Preferred stock dividends                          (27.8)                                                                   (27.8)
---------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998                      $11,360.5         $862.1        $3,523.4           $469.9     $(221.1)    $6,726.2
=================================================================================================================================

(1)  Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Six Months Ended June 30,
(Millions)                                                                                              1999               1998
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                         $   406.6          $   433.2
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
  Depreciation and amortization (including investment discounts and premiums)                          217.7              245.1
                                                                                                   ---------          ---------
    Cash flows provided by operating activities before net realized capital gains
     and changes in assets and liabilities                                                             624.3              678.3
  Net realized capital gains                                                                           (26.9)            (204.3)
                                                                                                   ---------          ---------
    Cash flows provided by operating activities before changes in assets and liabilities               597.4              474.0
  Changes in assets and liabilities:
    Decrease in accrued investment income                                                               61.1                9.9
    Increase in premiums due and other receivables                                                     (98.2)            (162.6)
    Increase in deferred policy acquisition costs                                                     (202.8)            (135.0)
    Decrease in income taxes                                                                          (274.1)            (162.7)
    Net decrease (increase) in other assets and other liabilities                                      119.7              (90.8)
    Increase (decrease) in insurance liabilities (including run-off liabilities funded by
     investing activities below)                                                                        73.6               (6.7)
    Other, net                                                                                          28.4              (17.4)
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                                   305.1              (91.3)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Proceeds from sales of:
  Debt securities available for sale                                                                 8,324.2           10,093.3
  Equity securities                                                                                    213.9              480.2
  Mortgage loans                                                                                        36.6               59.5
  Real estate                                                                                           40.9              125.0
  Other investments                                                                                    260.0              220.4
  Short-term investments                                                                             8,231.9           10,886.8
Investment maturities and repayments of:
  Debt securities available for sale                                                                 1,525.5            2,202.1
  Mortgage loans                                                                                       191.8              569.0
Cost of investments in:
  Debt securities available for sale                                                                (9,095.6)         (11,457.4)
  Equity securities                                                                                   (216.6)            (291.7)
  Mortgage loans                                                                                      (134.7)            (110.9)
  Real estate                                                                                          (41.7)             (20.2)
  Other investments                                                                                   (663.0)            (470.6)
  Short-term investments                                                                            (8,060.7)         (10,705.8)
Increase in property and equipment                                                                     (11.3)             (82.7)
Net decrease in Separate Accounts                                                                       17.8                2.8
Other, net                                                                                             (28.1)              84.0
-------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                              590.9            1,583.8
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Deposits and interest credited for investment contracts                                              1,386.9              869.6
Withdrawals of investment contracts                                                                 (1,744.8)          (1,758.2)
Repayment of long-term debt                                                                            (30.0)            (140.8)
Net decrease in short-term debt                                                                       (194.6)             (21.3)
Common stock issued under benefit plans                                                                 42.5               26.2
Common stock acquired                                                                                  (72.0)            (150.5)
Dividends paid to shareholders                                                                         (84.1)             (85.8)
Other, net                                                                                             (64.5)                --
-------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                                (760.6)          (1,260.8)
-------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                             (.8)              (6.1)
-------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                              134.6              225.6
Cash and cash equivalents, beginning of period                                                       1,951.5            1,805.8
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                           $ 2,086.1          $ 2,031.4
===============================================================================================================================
Supplemental cash flow information:
Interest paid                                                                                      $   117.7          $    99.6
Income taxes paid                                                                                      374.5              392.6
-------------------------------------------------------------------------------------------------------------------------------

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

New Accounting Standard

On January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. The adoption of this standard did not have a material effect on the Company's financial position or results of operations, as the Company had previously accounted for guaranty-fund and other insurance-related assessments in a manner consistent with this standard.

Future Accounting Standards

In October 1998, the AICPA issued SOP 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. This statement is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard and the potential effect on its financial position and results of operations.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(2)  EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three and six months ended June 30, was as follows:

Three Months Ended June 30,                                                 Income             Shares        Per Common
(Millions, except per common share data)                               (Numerator)      (Denominator)      Share Amount
-----------------------------------------------------------------------------------------------------------------------
1999
Net income                                                                $  227.2
Less:  preferred stock dividends                                              13.8
                                                                          --------
Basic EPS
   Income applicable to common ownership                                     213.4              140.9          $   1.51
                                                                                                               --------
Effect of dilutive securities:
   Stock options and other (1)                                                                    1.3
   Convertible preferred stock                                                13.8                9.5
                                                                          --------           --------
Diluted EPS
 Income applicable to common ownership and assumed conversions              $227.2              151.7          $   1.50
-----------------------------------------------------------------------------------------------------------------------
1998
Net income                                                                $  265.7
Less:  preferred stock dividends                                              13.9
                                                                          --------
Basic EPS
   Income applicable to common ownership                                     251.8              145.1          $   1.74
                                                                                                               --------
Effect of dilutive securities:
   Stock options and other (1)                                                                    1.2
   Convertible preferred stock                                                13.9               11.1
                                                                          --------           --------
Diluted EPS
 Income applicable to common ownership and assumed conversions            $  265.7              157.4          $   1.69
=======================================================================================================================


Six Months Ended June 30                                                   Income             Shares         Per Common
(Millions, except per common share data)                              (Numerator)      (Denominator)       Share Amount
-----------------------------------------------------------------------------------------------------------------------
1999 (2)
Net income                                                                $  406.6
Less:  preferred stock dividends                                              27.6
                                                                            ------
Basic EPS
   Income applicable to common ownership                                  $  379.0              141.1          $   2.69
                                                                          --------                             --------
Effect of dilutive securities:
   Stock options and other (3)                                                                    1.2
                                                                                                -----
Diluted EPS
 Income applicable to common ownership and assumed conversions            $  379.0              142.3          $   2.66
-----------------------------------------------------------------------------------------------------------------------
1998
Net income                                                                  $433.2
Less:  preferred stock dividends                                              27.8
                                                                            ------
Basic EPS
   Income applicable to common ownership                                     405.4              145.3          $   2.79
                                                                                                               --------
Effect of dilutive securities:
   Stock options and other (3)                                                                    1.2
   Convertible preferred stock                                                27.8               11.2
                                                                            ------              -----
Diluted EPS
 Income applicable to common ownership and assumed conversions            $  433.2              157.7          $   2.75
=======================================================================================================================

(1) Options to purchase shares of common stock for the three months ended June 30, 1999 and 1998 of 2.2 million and 3.6 million, respectively (with exercise prices ranging from $80.25 - $112.63), were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

(2) The issuable common stock related to Class C voting mandatorily convertible preferred stock (9.5 million weighted average shares) was not included in the computation of diluted earnings per common share for the six months ended June 30, 1999 because to do so would be antidilutive.

(3) Options to purchase shares of common stock for the six months ended June 30, 1999 and 1998 of 5.4 million and 2.6 million, respectively (with exercise prices ranging from $80.25 - $112.63), were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3) ACQUISITIONS AND DISPOSITIONS

Aetna U.S. Healthcare

On December 9, 1998, the Company entered into definitive agreements with The Prudential Insurance Company of America ("Prudential") to acquire the Prudential health care business ("PHC") for approximately $1 billion. The Company expects to secure remaining regulatory approval and close the transaction during the third quarter. The Company expects to finance the transaction by issuing $500 million of three-year senior notes to Prudential and by using funds made available from the issuance of commercial paper. The Company may ultimately replace this commercial paper with medium- or long-term fixed income securities. As part of the transaction, the Company has agreed to service Prudential's administrative services only contracts following the closing.

In connection with the transaction, the Company reached an agreement with the U.S. Department of Justice and the State of Texas that will result in the divestiture of certain Texas HMO/POS and other related business acquired by Aetna as part of the 1998 acquisition of New York Life Insurance Company's ("NYL") health care business ("NYLCare"). The agreement primarily affects approximately 260,000 NYLCare commercial HMO/POS members in the Houston market and approximately 167,000 NYLCare commercial HMO/POS members in the Dallas/Ft. Worth market, as well as related management, operating systems and other assets. The Company has begun this divestiture process. The financial impact of the divestiture will depend on the ultimate sales price relative to the book value of the businesses to be sold and will be assessed as the process is completed.

As part of the transaction, the Company and Prudential have entered into a reinsurance agreement for which the Company will pay a premium. Under the agreement, Prudential will indemnify the Company from insurance risk which may arise following the closing and reimburse the Company for a large portion of medical costs of PHC in excess of certain threshold medical loss ratio levels through the year 2000. Prudential will also pay the Company certain supplemental fees related to the administrative service contracts to be serviced by the Company following the closing. These fees are fixed in amount and decline over a period ending 18 months following the closing.

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

Aetna Retirement Services

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash, subject to adjustment as provided by the related agreements. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance receivable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $152 million, of which $88 million was deferred and is being recognized over approximately 15 years. Premiums ceded and reinsurance recoveries made during 1999 totaled $284.7 million and $216.0 million, respectively.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3)  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Aetna International

On April 18, 1999, Aetna International, Inc. entered into a definitive agreement to sell its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $300 million in cash. The sale will result in a capital loss which is not expected to be material. The revenue and earnings of its Canadian operations are not material to the Company. Completion of the sale, which is anticipated to occur in the fall of 1999, is subject to the Canadian federal and other regulatory approvals and other customary conditions.

On February 16, 1999, the Company entered into a joint venture with Poland's sixth-largest bank for a 40% ownership interest in a company that sells pension products throughout Poland following the reform and privatization of Poland's pension sector, effective March 1, 1999.

On January 13, 1999, the Company acquired Asistencia Medica Social Argentina, Argentina's largest HMO, for approximately $100 million.

(4)  REDEMPTION OF CONVERTIBLE PREFERRED STOCK

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock. Upon redemption, holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock that was redeemed. Approximately 9.5 million shares of Aetna common stock were issued as part of the redemption. Also, on May 25, 1999, the Company's Board of Directors declared a cash dividend of $.84583 per share of 6.25% Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on July 8, 1999, payable July 19, 1999.

(5)  INVESTMENTS

Net investment income includes amounts allocable to experience-rated contractholders of $257 million and $306 million for the three months ended June 30, 1999 and 1998, respectively, and $513 million and $621 million for the six months ended June 30, 1999 and 1998, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains allocable to experience-rated contractholders of $3 million and $64 million for the three months ended June 30, 1999 and 1998, respectively, and $9 million and $72 million for the six months ended June 30, 1999 and 1998, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves are presented in the table below.

                                                                  June 30, 1999                     December 31, 1998
                                                         ---------------------------         ----------------------------
                                                               Total                              Total
                                                            Recorded        Specific           Recorded          Specific
(Millions)                                                Investment        Reserves         Investment          Reserves
-------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                              $157.8           $22.3             $161.9             $22.9
Supporting experience-rated products                            93.4            19.1               95.7              21.7
Supporting remaining products                                   42.1             2.4               43.6               3.2
-------------------------------------------------------------------------------------------------------------------------
Total impaired loans                                          $293.3(1)        $43.8             $301.2(1)          $47.8
=========================================================================================================================

(1) Includes impaired loans of $100.0 million and $96.0 million at June 30, 1999 and December 31, 1998, respectively, for which no specific reserves are considered necessary.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(5)  INVESTMENTS (CONTINUED)

The activity in the specific and general reserves for the six months ended June 30, 1999 and 1998 is summarized below:

                                                                      Supporting
                                               Supporting            Experience-            Supporting
                                             Discontinued                  Rated             Remaining
(Millions)                                       Products               Products              Products              Total
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        $29.5                  $29.6                 $ 7.8             $ 66.9
Charged to other accounts                               -                      -                   1.4                1.4
Principal write-offs                                  (.6)                  (4.4)                  (.2)              (5.2)
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                            $28.9                  $25.2                 $ 9.0             $ 63.1(1)
=========================================================================================================================
Balance at December 31, 1997                        $68.7                  $31.6                 $14.2             $114.5
Credited to net realized capital losses                 -                      -                  (2.0)              (2.0)
Charged (credited) to other accounts                (30.0)                  (2.0)                  5.3              (26.7)
Principal write-offs                                  (.4)                  (2.0)                  (.6)              (3.0)
-------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                            $38.3                  $27.6                 $16.9             $ 82.8(1)
=========================================================================================================================


(1) Total reserves at June 30, 1999 and 1998 include $43.8 million and $47.5 million of specific reserves, respectively, and $19.3 million and $35.3 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                            Three Months Ended June 30, 1999         Six Months Ended June 30, 1999
                                           ---------------------------------       -----------------------------------
                                            Average                                 Average
                                           Impaired      Income         Cash       Impaired       Income          Cash
(Millions)                                    Loans      Earned     Received          Loans       Earned      Received
----------------------------------------------------------------------------------------------------------------------
Supporting discontinued products             $158.2        $3.3         $3.3         $159.4        $ 6.0        $  6.0
Supporting experience-rated products           95.5         2.4          2.4           93.9          4.3           4.2
Supporting remaining products                  28.6         2.4          2.3           34.8          3.1           2.8
----------------------------------------------------------------------------------------------------------------------
Total                                        $282.3        $8.1         $8.0         $288.1         $13.4        $13.0
======================================================================================================================



                                            Three Months Ended June 30, 1998          Six Months Ended June 30, 1998
                                           ---------------------------------       -----------------------------------
                                            Average                                 Average
                                           Impaired      Income         Cash       Impaired       Income          Cash
(Millions)                                    Loans      Earned     Received          Loans       Earned      Received
----------------------------------------------------------------------------------------------------------------------
Supporting discontinued products             $167.0        $3.3         $3.3         $180.2       $  6.5        $  6.8
Supporting experience-rated products          107.7         1.6          1.7          108.7          4.1           4.1
Supporting remaining products                  51.4          .8           .6           56.6          1.7           1.6
----------------------------------------------------------------------------------------------------------------------
Total                                        $326.1        $5.7         $5.6         $345.5       $ 12.3        $ 12.5
======================================================================================================================

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(6)  SUPPLEMENTAL CASH FLOW INFORMATION

Significant noncash investing and financing activities included acquisition of real estate through foreclosures of mortgage loans amounting to $8 million and $4 million for the six months ended June 30, 1999 and 1998, respectively.

(7)  ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

                                                                                      Six Months Ended June 30,
(Millions)                                                                               1999              1998
---------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                       $(270.1)           $167.4
Less:  reclassification adjustment for gains and other items included in net
  income (2)                                                                             57.1             201.6
---------------------------------------------------------------------------------------------------------------
Net unrealized losses on securities                                                   $(327.2)           $(34.2)
===============================================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $(415.6) million and $257.6 million for 1999 and 1998, respectively.

(2) Pretax reclassification adjustments for gains and other items included in net income were $87.8 million and $310.2 million for 1999 and 1998, respectively.

(8)  DISCONTINUED PRODUCTS

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. As a result of management's review in the second quarter of 1999, $77 million (pretax) of the reserve was released primarily due to favorable investment performance. The current reserve reflects management's best estimate of anticipated future losses. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. (Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 1999, the receivable from continuing products, net of related deferred taxes payable of $61 million on the accrued interest income, was $454 million. The receivable is eliminated in consolidation.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)  DISCONTINUED PRODUCTS (CONTINUED)

Results of discontinued products were as follows (pretax, in millions):

                                                                        Charged (Credited)
                                                                            to Reserve for
Three months ended June 30, 1999                                 Results     Future Losses           Net (1)
------------------------------------------------------------------------------------------------------------
Net investment income                                             $121.7            $   --            $121.7
Net realized capital gains                                           8.1              (8.1)               --
Interest earned on receivable from continuing products               8.5                --               8.5
Other income                                                         4.9                --               4.9
------------------------------------------------------------------------------------------------------------
   Total revenue                                                   143.2              (8.1)            135.1
------------------------------------------------------------------------------------------------------------
Current and future benefits                                        126.9               5.1             132.0
Operating expenses                                                   3.1                --               3.1
------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                     130.0               5.1             135.1
------------------------------------------------------------------------------------------------------------
Results of discontinued products                                  $ 13.2            $(13.2)           $   --
============================================================================================================

Three months ended June 30, 1998
------------------------------------------------------------------------------------------------------------
Net investment income                                             $134.9            $   --            $134.9
Net realized capital gains                                           9.9              (9.9)               --
Interest earned on receivable from continuing products               8.7                --               8.7
Other income                                                        10.5                --              10.5
------------------------------------------------------------------------------------------------------------
   Total revenue                                                   164.0              (9.9)            154.1
------------------------------------------------------------------------------------------------------------
Current and future benefits                                        143.0               6.9             149.9
Operating expenses                                                   4.2                --               4.2
------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                     147.2               6.9             154.1
------------------------------------------------------------------------------------------------------------
Results of discontinued products                                  $ 16.8            $(16.8)           $   --
============================================================================================================


                                                                        Charged (Credited)
                                                                            to Reserve for
Six months ended June 30, 1999                                   Results     Future Losses           Net (1)
------------------------------------------------------------------------------------------------------------
Net investment income                                             $243.8            $   --            $243.8
Net realized capital gains                                          18.3             (18.3)               --
Interest earned on receivable from continuing products              16.9                --              16.9
Other income                                                        15.3                --              15.3
------------------------------------------------------------------------------------------------------------
   Total revenue                                                   294.3             (18.3)            276.0
------------------------------------------------------------------------------------------------------------
Current and future benefits                                        257.1              12.4             269.5
Operating expenses                                                   6.5                --               6.5
------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                     263.6              12.4             276.0
------------------------------------------------------------------------------------------------------------
Results of discontinued products                                  $ 30.7            $(30.7)           $   --
============================================================================================================

Six  months ended June 30, 1998
------------------------------------------------------------------------------------------------------------
Net investment income                                             $272.6            $   --            $272.6
Net realized capital gains                                          75.0             (75.0)               --
Interest earned on receivable from continuing products              17.3                --              17.3
Other income                                                        16.4                --              16.4
------------------------------------------------------------------------------------------------------------
   Total revenue                                                   381.3             (75.0)            306.3
------------------------------------------------------------------------------------------------------------
Current and future benefits                                        290.5               8.5             299.0
Operating expenses                                                   7.3                --               7.3
------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                     297.8               8.5             306.3
------------------------------------------------------------------------------------------------------------
Results of discontinued products                                  $ 83.5            $(83.5)           $   --
============================================================================================================

(1) Amounts are reflected in the June 30, 1999 and 1998 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which is eliminated in consolidation.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)  DISCONTINUED PRODUCTS (CONTINUED)

Assets and liabilities of discontinued products at June 30, 1999 were as follows
(1):

(Millions)
---------------------------------------------------------------------------
Debt securities available for sale                                 $5,104.2
Mortgage loans                                                        756.7
Real estate                                                           103.6
Short-term and other investments                                      561.5
---------------------------------------------------------------------------
Total investments                                                   6,526.0
Current and deferred income taxes                                     167.0
Receivable from continuing products (2)                               514.7
---------------------------------------------------------------------------
Total assets                                                       $7,207.7
===========================================================================

Future policy benefits                                             $4,605.9
Policyholders' funds left with the Company                          1,186.7
Reserve for anticipated future losses on discontinued
products                                                            1,167.6
Other                                                                 247.5
---------------------------------------------------------------------------
Total liabilities                                                  $7,207.7
===========================================================================

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 1999 was as follows (pretax):

(Millions)
-----------------------------------------------------------------------
Reserve at December 31, 1998                                  $1,214.1
Results of discontinued products                                  30.7
Reserve reduction                                                (77.2)
-----------------------------------------------------------------------
Reserve at June 30, 1999                                      $1,167.6
=======================================================================

(9)  DEBT AND GUARANTEE OF DEBT SECURITIES

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

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks. This credit facility terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .2% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at June 30, 1999 is at an annual rate of .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income), of at least $7.5 billion.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(9)   DEBT AND GUARANTEE OF DEBT SECURITIES (CONTINUED)

On April 1, 1999 Aetna Services entered into an additional revolving credit facility in an aggregate amount of $500 million with a worldwide group of banks. This credit facility terminates on March 26, 2000. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .25% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at June 30, 1999 is at an annual rate of
 .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income), of at least $7.5 billion.

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                                                    June 30,            December 31,
                                                                        1999                    1998
----------------------------------------------------------------------------------------------------
Total investments (excluding Separate Accounts)                    $35,371.7               $38,313.9
Total assets                                                        95,445.9                93,190.9
Total insurance liabilities                                         37,670.1                38,566.9
Total liabilities                                                   93,176.5                90,770.3
Total redeemable preferred stock                                       275.0                   275.0
Total shareholder's equity                                           1,994.4                 2,145.6
----------------------------------------------------------------------------------------------------



Statements of Income Information:

                                                          Three Months Ended        Six Months Ended
                                                               June 30, 1999           June 30, 1999
----------------------------------------------------------------------------------------------------
Total revenue                                                       $2,797.1                $5,450.3
Total benefits and expenses                                          2,512.1                 4,977.3
Income before income taxes                                             285.1                   473.0
Net income                                                             187.7                   316.2
----------------------------------------------------------------------------------------------------

The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at June 30, 1999 without prior approval by state regulatory authorities is limited to approximately $332 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(10)  SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three and six months ended June 30, was as follows:

                                                            Aetna
Three months ended June 30,              Aetna U.S.    Retirement           Aetna     Large Case      Corporate           Total
(Millions)                               Healthcare      Services   International       Pensions      and Other(1)      Company
-------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from external customers           $4,344.0        $163.0          $674.2         $ 33.3       $     .1        $5,214.6
Net investment income                         138.5         213.8            97.1          258.3            1.3           709.0
Equity in subsidiaries                           --            --            16.0             --             --            16.0
-------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized
capital gains (losses)                     $4,482.5        $376.8          $787.3         $291.6       $    1.4        $5,939.6
===============================================================================================================================

Operating earnings (2)                     $  134.5        $ 56.3          $ 50.0         $ 21.7       $  (60.2)       $  202.3
Unusual items (3)                             (20.7)         (5.4)           (4.6)          50.1            (.9)           18.5
Realized capital gains (losses), net           (8.4)           .6             3.5           13.2           (2.5)            6.4
of tax
-------------------------------------------------------------------------------------------------------------------------------
Net income                                 $  105.4        $ 51.5          $ 48.9         $ 85.0       $  (63.6)       $  227.2
===============================================================================================================================

998
Revenues from external customers           $3,199.1        $204.8          $394.3         $ 34.1       $     .4        $3,832.7
Net investment income                         131.6         268.8            94.9          301.7            1.4           798.4
Equity in subsidiaries                           --            --            24.4             --             --            24.4
-------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized
capital gains (losses)                     $3,330.7        $473.6          $513.6         $335.8       $    1.8        $4,655.5
===============================================================================================================================

Operating earnings (losses) (2)            $  104.6        $ 72.0          $ 40.7         $ 22.2       $  (62.0)       $  177.5
Unusual item (3)                              (15.6)         (5.1)           (1.1)           (.3)          (2.4)          (24.5)
Realized capital gains, net of tax             21.5           6.5             5.4            9.1           70.2           112.7
-------------------------------------------------------------------------------------------------------------------------------
Net income                                 $  110.5        $ 73.4          $ 45.0         $ 31.0       $    5.8        $  265.7
===============================================================================================================================

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings are comprised of net income (loss) excluding net realized capital gains and losses and unusual items.

(3) Unusual items include Year 2000 costs for all segments in 1998 and 1999 and an after-tax benefit of $50.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 1999.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(10)  SEGMENT INFORMATION (CONTINUED)

                                                             Aetna
Six months ended June 30,               Aetna U.S.      Retirement            Aetna    Large Case      Corporate            Total
(Millions)                              Healthcare        Services    International      Pensions      and Other(1)       Company
---------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from external customers          $8,648.4          $318.3         $1,119.4        $ 66.4      $      .4        $10,152.9
Net investment income                        279.2           429.2            191.6         514.9            4.3          1,419.2
Equity in subsidiaries                          --              --             46.5            --             --             46.5
---------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized
capital gains (losses)                    $8,927.6          $747.5         $1,357.5        $  581.3    $     4.7        $11,618.6
=================================================================================================================================

Operating earnings (2)                    $  268.0          $109.3         $   95.6        $ 44.2      $  (119.7)       $   397.4
Unusual items (3)                            (38.2)          (11.1)            (7.2)         49.9           (1.8)            (8.4)
Realized capital gains (losses), net
of tax                                        (3.7)            2.5              2.1          19.2           (2.5)            17.6
---------------------------------------------------------------------------------------------------------------------------------
Net income                                $  226.1          $100.7         $   90.5        $113.3      $  (124.0)       $   406.6
=================================================================================================================================

1998
Revenues from external customers          $6,389.1          $407.8         $  745.5        $ 78.7      $      .7        $ 7,621.8
Net investment income                        253.3           536.4            182.7         605.4            2.8          1,580.6
Equity in subsidiaries                          --              --             54.9            --             --             54.9
---------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized
capital gains (losses)                    $6,642.4          $944.2         $  983.1        $684.1      $     3.5        $ 9,257.3
=================================================================================================================================

Operating earnings (losses) (2)           $  205.1          $135.8         $   78.2        $ 44.8      $  (123.5)       $   340.4
Unusual item (3)                             (24.4)           (9.2)            (2.8)          (.4)          (4.0)           (40.8)
Realized capital gains (losses), net
of tax                                        28.6             5.1             (2.4)         33.8           68.5            133.6
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                         $  209.3          $131.7         $   73.0        $ 78.2      $   (59.0)       $   433.2
=================================================================================================================================

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings are comprised of net income (loss) excluding net realized capital gains and losses and unusual items.

(3) Unusual items include Year 2000 costs for all segments in 1998 and 1999 and an after-tax benefit of $50.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 1999.

(11)  COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In connection with the sale of its property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represented the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. At June 30, 1999 and December 31, 1998, the balance in this facilities reserve was $279 million and $288 million, respectively.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(11)  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March, 1999. Discovery proceedings have commenced and trial currently is scheduled to begin in early 2000. The Company is defending the actions vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice, marketing and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March, 1996 in Superior Court for the state of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out of network providers without prior authorization. On January 20, 1999 a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999 the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999 Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously. While the ultimate outcome of the lawsuits referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the lawsuits referred to in this paragraph are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 1.  Financial Statements.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998, and the related condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
July 29, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three and six months ended June 30, 1999 and 1998. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Aetna Inc.'s 1998 Annual Report on Form 10-K.

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

Consolidated Results

The Company reported net income of $227 million for the three months ended June 30, 1999 compared to $266 million for the same period in 1998. Net income per diluted common share for the three months ended June 30, 1999 was $1.50, compared with $1.69 a year ago.

Net income reflects Year 2000 costs of $32 million for the three months ended June 30, 1999 and $25 million for the same period in 1998. Results for the three months ended June 30, 1999 include a reduction of the reserve for loss on discontinued products for Large Case Pensions of $50 million. Net realized capital gains were $6 million for the three months ended June 30, 1999 and $113 million for the same period in 1998. Excluding these items, earnings were $202 million for the three months ended June 30, 1999 compared to $178 million for the same period in 1998.

The Company reported net income of $407 million for the six months ended June 30, 1999 compared to $433 million for the same period in 1998. Net income per diluted common share for the six months ended June 30, 1999 was $2.66, compared with $2.75 a year ago.

Net income reflects Year 2000 costs of $59 million for the six months ended June 30, 1999 and $41 million for the same period in 1998. Results for the six months ended June 30, 1999 include a reduction of the reserve for loss on discontinued products for Large Case Pensions of $50 million. Net realized capital gains were $18 million for the six months ended June 30, 1999 and $134 million for the same period in 1998. Excluding these items, earnings were $397 million for the six months ended June 30, 1999 compared to $340 million for the same period in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Acquisitions and Dispositions

Aetna U.S. Healthcare

Prudential Health Care Business

On December 9, 1998, the Company entered into definitive agreements with The Prudential Insurance Company of America ("Prudential") to acquire the Prudential health care business ("PHC") for approximately $1 billion. The Company expects to secure remaining regulatory approval and close the transaction during the third quarter. The Company expects to finance the transaction by issuing $500 million of three-year senior notes to Prudential and by using funds made available from issuing commercial paper. The Company may ultimately replace this commercial paper with medium- or long-term fixed income securities. As part of the transaction, the Company also agreed to service Prudential's administrative services only contracts following the acquisition.

In connection with the transaction, the Company reached an agreement with the U.S. Department of Justice and the State of Texas that will result in the divestiture of certain Texas HMO/POS and other related businesses acquired by Aetna as part of the 1998 NYLCare acquisition ("NYLCare Texas"). The agreement primarily affects approximately 260,000 NYLCare commercial HMO/POS members in the Houston market and approximately 167,000 NYLCare commercial HMO/POS members in the Dallas/Ft. Worth market, as well as related management, operating systems and other assets. The Company has begun this divestiture process. The financial impact of the divestiture will depend on the ultimate sales price relative to the book value of the businesses to be sold and will be assessed as the process is completed.

Following the closing, the Company's results will be affected by, among other things, the operating results of PHC, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) to be created as a result of the transaction and by the loss of the operating results of the NYLCare Texas operations to be sold. Refer to "Aetna U.S. Healthcare", "Corporate" and "Liquidity and Capital Resources" as well as Note 3 of Condensed Notes to Consolidated Financial Statements, for further discussion.

NYLCare Health Business

In July 1998, the Company acquired NYLCare. The total purchase price was approximately $1.1 billion. Since the closing, the Company's results have been affected by, among other things, the operating results of NYLCare, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created by the transaction. The operations, and related amortization of intangible assets, of NYLCare are reflected in the Aetna U.S. Healthcare segment while the financing costs of the acquisition are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare", "Corporate" and "Liquidity and Capital Resources" as well as Note 3 of Condensed Notes to Consolidated Financial Statements, for further discussion.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Acquisitions and Dispositions (Continued)

Aetna International

On April 18, 1999, Aetna International, Inc. entered into a definitive agreement to sell its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $300 million in cash. The sale will result in a capital loss which is not expected to be material. The revenue and earnings of the Canadian operations are not material to the Company. Completion of the sale, which is anticipated to occur in the fall of 1999, is subject to Canadian federal and other regulatory approvals and other customary conditions. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth, acquisitions and share repurchases.

Other

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock. Upon redemption, holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock that was redeemed. Approximately 9.5 million shares of Aetna common stock were issued to effect the redemption. Refer to "Liquidity and Capital Resources" and Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE

Operating Summary

                                                Three Months Ended June 30,                  Six Months Ended June 30,
                                          --------------------------------------       --------------------------------------
(Millions)                                1999(1)          1998         % Change       1999(1)          1998         % Change
-----------------------------------------------------------------------------------------------------------------------------
Premiums                              $3,949.1         $2,847.0           38.7%    $7,861.7         $5,686.0            38.3%
Net investment income                    138.5            131.6            5.2        279.2            253.3            10.2
Fees and other income                    394.9            352.1           12.2        786.7            703.1            11.9
Net realized capital gains
  (losses)                               (12.9)            33.2              -         (5.5)            44.2               -
-----------------------------------------------------------------------------------------------------------------------------
         Total revenue                 4,469.6          3,363.9           32.9      8,922.1          6,686.6            33.4
-----------------------------------------------------------------------------------------------------------------------------
Current and future benefits            3,375.9          2,436.2           38.6      6,734.2          4,872.8            38.2
Operating expenses                       799.1            633.5           26.1      1,570.0          1,244.2            26.2
Amortization of goodwill and
 other acquired intangible assets        101.9             90.7           12.3        203.8            181.4            12.3
-----------------------------------------------------------------------------------------------------------------------------
         Total benefits and
          expenses                     4,276.9          3,160.4           35.3      8,508.0          6,298.4            35.1
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes               192.7            203.5           (5.3)       414.1            388.2             6.7
Income taxes                              87.3             93.0           (6.1)       188.0            178.9             5.1
-----------------------------------------------------------------------------------------------------------------------------
Net income                            $  105.4         $  110.5           (4.6)%   $  226.1         $  209.3             8.0%
=============================================================================================================================
Net realized capital gains
(losses), net of tax
  (included above)                    $   (8.4)        $   21.5              - %   $   (3.7)        $   28.6               -%
=============================================================================================================================

(1) Results include the acquired NYLCare health business, including the portion that the Company must divest.

Aetna U.S. Healthcare's net income for the three months ended June 30, 1999 decreased $5 million compared to the same period in 1998, driven by net realized capital losses. Net income includes Year 2000 costs of $21 million for the three months ended June 30, 1999 and $16 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended June 30, 1999 increased $30 million, or 29%, compared to the same period in 1998.

Net income for the six months ended June 30, 1999 increased by $17 million compared to the same period in 1998. Net income includes Year 2000 costs of $38 million for the six months ended June 30, 1999 and $24 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the six months ended June 30, 1999 increased $63 million, or 31%, compared to the same period in 1998.

Business Results

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare, the operating earnings discussion that follows excludes the amortization of goodwill and other acquired intangible assets (including the goodwill associated with the U.S. Healthcare and NYLCare acquisitions), Year 2000 costs and net realized capital gains or losses in both periods.

                                                Three Months Ended June 30,       Six Months Ended June 30,
                                                ---------------------------       -------------------------
 (Millions)                                         1999(1)         1998            1999(1)         1998
-----------------------------------------------------------------------------------------------------------
Operating earnings:
   Health Risk                                   $ 137.7         $  95.0         $ 273.6         $ 188.7
   Group Insurance and Other Health                 79.4            84.3           159.5           165.9
-----------------------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare                      $ 217.1         $ 179.3         $ 433.1         $ 354.6
===========================================================================================================

Commercial HMO Premium PMPM                      $139.68         $134.98         $139.19         $135.02
-----------------------------------------------------------------------------------------------------------
Commercial HMO Medical Cost PMPM                 $114.80         $109.60         $114.27         $110.58
-----------------------------------------------------------------------------------------------------------
Commercial HMO Medical Loss Ratio                   82.2%           81.2%           82.1%           81.9%
-----------------------------------------------------------------------------------------------------------

Medicare HMO Premium PMPM                        $488.93         $472.19         $487.16         $470.66
-----------------------------------------------------------------------------------------------------------
Medicare HMO Medical Cost PMPM                   $442.01         $450.95         $439.69         $443.36
-----------------------------------------------------------------------------------------------------------
Medicare HMO Medical Loss Ratio                     90.4%           95.5%           90.3%           94.2%
-----------------------------------------------------------------------------------------------------------

(1) Includes the acquired NYLCare health business, including the portion that the Company must divest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Health Risk

Health Risk (which includes all health products for which Aetna U.S. Healthcare assumes all or a majority of health care cost and utilization risk) earnings increased $43 million for the three months ended June 30, 1999 and $85 million for the six months ended June 30, 1999 compared to the corresponding periods of 1998. The increase in 1999 earnings reflects membership increases from enrollment growth and the acquisition of NYLCare as well as improved Medicare HMO results due to the exiting of several Medicare markets as of January 1, 1999.

For the Health Risk business, the liability for medical claims payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or paid. Medical claims payable are based on a number of factors, including those derived from historical claim experience. Medical claims payable are estimated periodically, and any resulting adjustments are reflected in current period operating results within current and future benefits.

Commercial HMO

Commercial HMO premium per member per month ("PMPM") increased 3% for the three and six months ended June 30, 1999 compared to the corresponding periods of 1998. This increase was primarily due to premium rate increases, partially offset by customers selecting lower premium plans, a shift in the geographic mix of membership and the addition of NYLCare members.

Commercial HMO medical cost PMPM increased by 5% for the three months ended June 30, 1999 and 3% for the six months ended June 30, 1999 compared to the corresponding periods of 1998. The 1999 increase reflects medical trend, particularly pharmacy benefits (both higher cost and utilization), as well as the addition of NYLCare members. These increases were partially offset by medical cost initiatives.

The Commercial HMO medical loss ratio increased 1.0 percentage points for the three months ended June 30, 1999 and .2 percentage points for the six months ended June 30, 1999 compared to the corresponding periods of 1998. The higher medical loss ratio reflects medical trend, particularly pharmacy benefits, as well as the addition of NYLCare members.

Medicare HMO

Medicare HMO premiums PMPM increased 4% for the three and six months ended June 30, 1999 compared to the corresponding periods of 1998. This increase was primarily due to Health Care Financing Administration rate increases and increases in supplemental premiums, partially offset by a shift in the geographic mix of membership.

Medicare HMO medical costs PMPM decreased by 2% for the three months ended June 30, 1999 and .8% for the six months ended June 30, 1999 compared to the corresponding periods of 1998. The lower medical costs in 1999 reflect the favorable impact of exiting several markets as of January 1, 1999, partially offset by medical trend, particularly pharmacy benefits.

The Medicare HMO medical loss ratio decreased 5.1 percentage points for the three months ended June 30, 1999 and 3.9 percentage points for the six months ended June 30, 1999 compared to the corresponding periods of 1998. This improvement primarily reflects the favorable impact of exiting several markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Group Insurance and Other Health

Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. Group Insurance and Other Health results decreased $5 million for the three months ended June 30, 1999 and $6 million for the six months ended June 30, 1999 compared to the corresponding periods of 1998. This decrease reflects less favorable developments in claim benefit reserve estimates, partially offset by higher investment income. Results for the Group Insurance and Other Health businesses are expected to be level or to decrease slightly in 1999.

Membership

Aetna U.S. Healthcare's membership was as follows:

                                                       June 30, 1999 (1)                          June 30, 1998
                                              --------------------------------             --------------------------------
(Thousands)                                     Risk      Nonrisk        Total              Risk      Nonrisk         Total
---------------------------------------------------------------------------------------------------------------------------
HMO
  Commercial (2)                               5,434          716        6,150             3,905          399         4,304
  Medicare                                       566            -          566               405            -           405
  Medicaid                                       141           39          180                69            -            69
---------------------------------------------------------------------------------------------------------------------------
      Total HMO                                6,141          755        6,896             4,379          399         4,778
POS                                              212        2,451        2,663               266        2,515         2,781
PPO                                              884        2,945        3,829               572        2,771         3,343
Indemnity                                        162        2,058        2,220               253        2,301         2,554
---------------------------------------------------------------------------------------------------------------------------
Total Health Membership                        7,399        8,209       15,608             5,470        7,986        13,456
===========================================================================================================================
Group Insurance:
  Group Life                                                             9,732                                        9,507
  Disability                                                             2,522                                        2,737
  Long-Term Care                                                           107                                           92
---------------------------------------------------------------------------------------------------------------------------

(1) Health membership for NYLCare at the date of acquisition (July 15, 1998) in thousands was 2,117 members, including 1,186 Commercial HMO risk, 111 Medicare HMO risk, 56 Medicaid HMO risk, 135 HMO nonrisk, 452 PPO risk and 177 PPO nonrisk. Group Insurance NYLCare membership at the date of acquisition was 791 thousand members.

(2) Includes 1,507 thousand POS members who access primary care physicians and referred care through an HMO network at June 30, 1999 and 1,007 thousand at June 30, 1998.

Total Health membership as of June 30, 1999 increased by 2 million members, or 16%, when compared to June 30, 1998 primarily due to the acquisition of NYLCare. Excluding the impact of the NYLCare members at the date of acquisition, HMO membership increases were substantially offset by declines in point-of-service ("POS"), preferred provider organization ("PPO") and Indemnity enrollment.

Total Revenue and Expense

Revenue for Aetna U.S. Healthcare, excluding net realized capital gains, increased by $1.2 billion, or 35%, for the three months ended June 30, 1999 and $2.3 billion, or 34%, for the six months ended June 30, 1999 when compared to the same periods in 1998. This growth was primarily due to the acquisition of NYLCare, as well as to premium rate increases and Commercial HMO membership growth.

Operating expenses for Aetna U.S. Healthcare increased by $166 million, or 26%, for the three months ended June 30, 1999 and $326 million, or 26%, for the six months ended June 30, 1999 when compared to the same periods in 1998. The increase in 1999 reflects the acquisition of NYLCare, as well as costs to support HMO membership increases. However, operating expenses as a percentage of revenue decreased to 18% for the three and six months ended June 30, 1999 from 19% for the corresponding periods of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Acquisition of the NYLCare Health Business

On July 15, 1998, the Company acquired NYLCare for a purchase price of approximately $1.1 billion. Refer to "Overview" and Note 3 of the Condensed Notes to Consolidated Financial Statements for a further discussion of the acquisition.

Agreement to Acquire Prudential Health Care Business

On December 9, 1998, the Company entered into definitive agreements to acquire PHC. As part of the transaction, the Company also agreed to service Prudential's administrative services only ("ASO") contracts following the acquisition. Included in the acquisition are PHC's HMO, POS, PPO and Indemnity health lines, as well as its dental business. At June 30, 1999, PHC had approximately 5.5 million health members and 8 million dental members. Following the acquisition, Aetna U.S. Healthcare's results will be affected by, among other things, the operating results of PHC and the amortization of intangible assets (primarily goodwill) created as a result of the transaction.

As part of the transaction, the Company and Prudential have entered into a reinsurance agreement for which the Company will pay a premium. Under the agreement, Prudential will indemnify the Company from insurance risk which may arise following the closing by reimbursing the Company for a large portion of medical costs of PHC in excess of certain threshold medical loss ratio levels through the year 2000. Prudential will also pay the Company certain supplemental fees related to the administrative service contracts to be serviced by the Company following the closing. These fees are fixed in amount and decline over a period ending 18 months following the closing. PHC and Prudential's ASO business have incurred significant operating losses in recent periods. Following the closing, the Company will seek to improve profitability of PHC by reducing administrative costs, improving underwriting and pricing discipline and otherwise improving its operations. Refer to "Overview" and Note 3 of the Condensed Notes to Consolidated Financial Statements for a further discussion of the acquisition and agreement to divest NYLCare Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES

Operating Summary

                                                      Three Months Ended June 30,                      Six Months Ended June 30,
                                                ---------------------------------          -------------------------------------
(Millions)                                       1999         1998(1)    % Change             1999           1998(1)    % Change
--------------------------------------------------------------------------------------------------------------------------------
Premiums (2)                                 $   18.8     $   34.9          (46.1)%       $   42.4      $    75.2          (43.6)%
Net investment income                           213.8        268.8          (20.5)           429.2          536.4          (20.0)
Fees and other income                           144.2        169.9          (15.1)           275.9          332.6          (17.0)
Net realized capital gains                        1.0         10.1          (90.1)             3.9            7.9          (50.6)
--------------------------------------------------------------------------------------------------------------------------------
       Total revenue                            377.8        483.7          (21.9)           751.4          952.1          (21.1)
--------------------------------------------------------------------------------------------------------------------------------
Current and future benefits (2)                 180.1        235.3          (23.5)           363.1          485.6          (25.2)
Operating expenses                               94.6        104.0           (9.0)           187.1          205.7           (9.0)
Amortization of deferred policy
   acquisition costs                             26.8         36.5          (26.6)            51.7           70.5          (26.7)
--------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses              301.5        375.8          (19.8)           601.9          761.8          (21.0)
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       76.3        107.9          (29.3)           149.5          190.3          (21.4)
Income taxes                                     24.8         34.5          (28.1)            48.8           58.6          (16.7)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                   $   51.5     $   73.4          (29.8)%       $  100.7      $   131.7          (23.5)%
================================================================================================================================
Net realized capital gains,
  net of tax (included above)                $     .6     $    6.5          (90.8)%       $    2.5      $     5.1          (51.0)%
================================================================================================================================
Deposits not included in premiums above:
    Annuities -- fixed options               $  449.1     $  275.6           63.0%        $  994.3      $   608.7           63.3%
    Annuities -- variable options             1,061.0        947.5           12.0          2,545.1        1,854.6           37.2
    Individual life insurance                       -        129.6         (100.0)               -          260.7         (100.0)
--------------------------------------------------------------------------------------------------------------------------------
       Total                                 $1,510.1     $1,352.7           11.6%        $3,539.4      $ 2,724.0           30.0%
================================================================================================================================

Assets under management: (3)
    Annuities -- fixed options                                                           $12,550.8      $11,947.1            5.1%
    Annuities -- variable options (4)                                                     29,499.5       23,932.5           23.3
    Other investment advisory                                                             16,737.6       11,780.2           42.1
--------------------------------------------------------------------------------------------------------------------------------
       Financial services                                                                 58,787.9       47,659.8           23.3
       Assets under administration (5)                                                     3,729.4        2,810.9           32.7
--------------------------------------------------------------------------------------------------------------------------------
Total financial services' assets under
 management and administration                                                            62,517.3       50,470.7           23.9
--------------------------------------------------------------------------------------------------------------------------------
Individual life insurance assets under
 management                                                                                     -         2,798.8         (100.0)
--------------------------------------------------------------------------------------------------------------------------------
Total assets under management and
   administration                                                                        $62,517.3      $53,269.5           17.4%
================================================================================================================================

(1) 1998 operating results reflect the operations of the individual life business which was sold on October 1, 1998.

(2) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $12.4 million for the three months ended June 30, 1999, $13.7 million for the three months ended June 30, 1998, $30.1 million for the six months ended June 30, 1999 and $28.0 million for the six months ended June 30, 1998.

(3) Excludes net unrealized capital gains of approximately $2.6 million at June 30, 1999 and $599.9 million at June 30, 1998.

(4) Includes $9,699.8 million at June 30, 1999 and $6,603.3 million at June 30, 1998 of assets held and managed by unaffiliated mutual funds.

(5)      Represents assets for which ARS provides administrative services only.

Aetna Retirement Services' ("ARS") net income for the three months ended June 30, 1999 decreased $22 million compared to the same period in 1998 due to the sale of the individual life business on October 1, 1998. Net income includes Year 2000 costs of $5 million for the three months ended June 30, 1999 and 1998. Net income for the three months ended June 30, 1998 also included $24 million related to the individual life insurance business. Excluding Year 2000 costs and net realized capital gains, as well as the 1998 individual life earnings, results for the three months ended June 30, 1999 increased $9 million, or 18%, compared to the second quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES (CONTINUED)

Net income for the six months ended June 30, 1999 decreased $31 million compared to the same period in 1998. Net income includes Year 2000 costs of $11 million for the six months ended June 30, 1999 and $9 million for the same period in 1998. Net income for the six months ended June 30, 1998 also included $47 million related to the individual life insurance business. Excluding Year 2000 costs and net realized capital gains, as well as the 1998 individual life earnings, results for the six months ended June 30, 1999 increased $21 million, or 23%, compared to the first six months of 1998.

ARS' earnings, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                    ---------------------------       -------------------------
(Millions)                                           1999                  1998          1999              1998
---------------------------------------------------------------------------------------------------------------
Financial services                                  $56.3                $ 47.8        $109.3            $ 88.6
Individual life insurance (1)                           -                  24.2             -              47.2
---------------------------------------------------------------------------------------------------------------
    Total                                           $56.3                $ 72.0        $109.3            $135.8
===============================================================================================================

(1)      The individual life business was sold on October 1, 1998.

The increase in earnings for financial services products primarily reflects increased fee income from increased assets under management. Assets under management and administration increased primarily due to appreciation in the stock market, as well as additional net deposits (deposits less surrenders). Partially offsetting the increases in fee income were increased operating expenses. However, operating expenses as a percentage of assets under management declined in both periods.

Of the $12.6 billion and $11.9 billion of fixed-annuity assets under management at June 30, 1999 and 1998, respectively, 26% were fully guaranteed and 74% were experience-rated in each period. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.4% and 7.5% and the average annualized earned rates on investments supporting experience-rated investment contracts were 7.6% and 7.9% for the six months ended June 30, 1999 and 1998, respectively. The average annualized credited rates on fully guaranteed investment contracts were 6.4% and 6.6% and the average annualized credited rates on experience-rated investment contracts were 5.6% and 5.8% for the six months ended June 30, 1999 and 1998, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.0% and .9% and on experience-rated investment contracts were 2.0% and 2.1% for the six months ended June 30, 1999 and 1998, respectively.

Sale of Individual Life Insurance Business

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The sale resulted in an after-tax gain of approximately $152 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $88 million of the gain and is recognizing it over approximately 15 years. Approximately $2 million of the gain was recognized during the three months ended June 30, 1999 and approximately $4 million was recognized during the first six months of 1999. Revenues from the business sold were $129 million for the three months ended June 30, 1998 and were $264 million for the first six months of 1998. For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary

                                                        Three Months Ended June 30,                Six Months Ended June 30,
                                                  ------------------------------------   ----------------------------------------
(Millions)                                          1999          1998      % Change          1999            1998       % Change
---------------------------------------------------------------------------------------------------------------------------------
Premiums                                        $  583.8      $  367.8          58.7%     $1,000.4        $  687.1           45.6%
Net investment income                              113.1         119.3          (5.2)        238.1           237.6             .2
Fees and other income                               90.4          26.5             -         119.0            58.4          103.8
Net realized capital gains (losses)                  5.4           7.2         (25.0)          2.9            (5.1)             -
---------------------------------------------------------------------------------------------------------------------------------
       Total revenue                               792.7         520.8          52.2       1,360.4           978.0           39.1
---------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                        542.9         304.8          78.1         885.1           582.5           51.9
Operating expenses                                 150.8         121.8          23.8         291.0           236.4           23.1
Interest expenses                                    2.2           3.1         (29.0)          4.5             5.8          (22.4)
Amortization of goodwill and other
   acquired intangible assets                        3.0           5.2         (42.3)          8.1            10.3          (21.4)
Amortization of deferred policy
   acquisition costs                                24.8          26.1          (5.0)         49.8            44.4           12.2
---------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                 723.7         461.0          57.0       1,238.5           879.4           40.8
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          69.0          59.8          15.4         121.9            98.6           23.6
Income taxes                                        20.1          14.8          35.8          31.4            25.6           22.7
---------------------------------------------------------------------------------------------------------------------------------
Net income                                      $   48.9      $   45.0           8.7%     $   90.5        $   73.0           24.0%
=================================================================================================================================
Net realized capital gains (losses), net
  of tax (included above)                       $    3.5      $    5.4         (35.2)%    $    2.1        $   (2.4)             -%
=================================================================================================================================

Aetna International's net income for the three months ended June 30, 1999 increased by $4 million compared to the same period in 1998. Net income includes Year 2000 costs of $5 million for the three months ended June 30, 1999 and $1 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended June 30, 1999 increased $9 million, or 23%, compared to the same period in 1998.

Net income for the six months ended June 30, 1999 increased by $18 million compared to the same period in 1998. Net income includes Year 2000 costs of $7 million for the six months ended June 30, 1999 and $3 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the six months ended June 30, 1999 increased $17 million, or 22%, compared to the same period in 1998.

The increase in 1999 in both periods primarily reflects earnings growth in Canada, Chile, Malaysia, Taiwan, and the Company's Mexican insurance businesses partially offset by lower earnings in Brazil. Fluctuations in foreign currencies did not significantly impact earnings for the second quarter of 1999. The weakening of foreign currencies, however, did significantly offset growth in local currency earnings in Brazil and partially offset local currency earnings in Mexico and Chile during the six months ended June 30, 1999. Refer to "Overview" for a discussion related to the pending sale of Aetna International's Canadian operations.

The Company continues to monitor Latin American economies, which are in recession, and the potential near-term impact on our businesses. Further currency devaluations in Latin America, or in other regions where the Company has established operations, could adversely affect future operating earnings when translated into U.S. dollars. Refer to "Aetna International" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1998 Annual Report on Form 10-K for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL (CONTINUED)

Earnings by major geographic location, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                                         Three Months Ended June 30,                 Six Months Ended June 30,
                                         ---------------------------                 -------------------------
(Millions)                                        1999          1998                    1999             1998
--------------------------------------------------------------------------------------------------------------
Asia Pacific (1)                                 $21.3         $15.6                   $30.2            $27.9
Americas (2)                                      32.4          28.6                    76.6             57.2
Other (3)                                         (3.7)         (3.5)                  (11.2)            (6.9)
--------------------------------------------------------------------------------------------------------------
    Total                                        $50.0         $40.7                   $95.6            $78.2
==============================================================================================================

(1) Includes China, Hong Kong, Indonesia, Malaysia, New Zealand, Philippines, Taiwan and Thailand.

(2) Includes Argentina, Brazil, Canada, Chile, Colombia, Mexico, Peru, Poland and Venezuela.

(3)      Includes general and other miscellaneous expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

                                                 Three Months Ended June 30,                 Six Months Ended June 30,
                                               --------------------------------           ---------------------------------
(Millions)                                     1999        1998        % Change           1999          1998       % Change
---------------------------------------------------------------------------------------------------------------------------
Premiums                                     $ 28.8      $ 29.4          (2.0)%      $    57.4     $    69.4        (17.3)%
Net investment income                         258.3       301.7         (14.4)           514.9         605.4        (14.9)
Fees and other income                           4.5         4.7          (4.3)             9.0           9.3         (3.2)
Net realized capital gains                     20.3        14.1          44.0             29.5          52.0        (43.3)
---------------------------------------------------------------------------------------------------------------------------
       Total revenue                          311.9       349.9         (10.9)           610.8         736.1        (17.0)
---------------------------------------------------------------------------------------------------------------------------
Current and future benefits                   254.0       294.4         (13.7)           505.5         600.4        (15.8)
Operating expenses                              3.3         5.9         (44.1)             6.4          11.9        (46.2)
Reduction of reserve for loss on
  discontinued products                       (77.2)          -             -            (77.2)            -            -
---------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses            180.1       300.3         (40.0)           434.7         612.3        (29.0)
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                    131.8        49.6         165.7            176.1         123.8         42.2
Income taxes                                   46.8        18.6         151.6             62.8          45.6         37.7
---------------------------------------------------------------------------------------------------------------------------
Net income                                   $ 85.0      $ 31.0         174.2%       $   113.3     $    78.2         44.9%
===========================================================================================================================
Net realized capital gains, net of
  tax (included above)                       $ 13.2      $  9.1          45.1%       $    19.2     $    33.8        (43.2)%
===========================================================================================================================
Deposits not included in
  premiums above                             $195.9      $216.6          (9.6)%      $   461.3     $   484.0         (4.7)%
===========================================================================================================================
Assets under management (1) (2)                                                      $27,365.7     $29,707.6         (7.9)%
===========================================================================================================================

(1) Excludes net unrealized capital losses of approximately $35.5 million at June 30, 1999 and net unrealized capital gains of approximately $690.6 million at June 30, 1998.

(2) Includes assets under management of $6,390.1 million at June 30, 1999 and $6,974.1 million at June 30, 1998 related to discontinued products.

Large Case Pensions' net income for the three months ended June 30, 1999 increased by $54 million compared to the same period in 1998. During the three months ended June 30, 1999, the Company released $50 million of the reserve related to discontinued products primarily as a result of favorable investment performance. Net income also includes Year 2000 costs of $.1 million for the three months ended June 30, 1999 and $.3 million for the same period in 1998. Excluding the reserve release in 1999, Year 2000 costs and net realized capital gains in both periods, results for the three months ended June 30, 1999 decreased slightly compared to the same period in 1998.

Net income for the six months ended June 30, 1999 increased by $35 million compared to the same period in 1998. Excluding the discontinued products reserve release in 1999, Year 2000 costs of $.3 million for the six months ended June 30, 1999 and $.4 million for the same period in 1998 and net realized capital gains in both periods, results for the six months ended June 30, 1999 decreased slightly compared to the same period in 1998.

The decrease in results for the three and six months ended June 30, 1999 continues to reflect the redeployment of capital supporting this business, partially offset by lower expenses. Assets under management at June 30, 1999 were 8% lower than a year earlier. This decrease primarily resulted from the continuing runoff of underlying liabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):

                                                 Three Months Ended June 30,          Six Months Ended June 30,
                                                 ---------------------------          -------------------------
(Millions)                                             1999             1998               1999            1998
---------------------------------------------------------------------------------------------------------------
Scheduled contract maturities
   and benefit payments (1)                          $237.3           $235.9             $478.5          $473.0
Contractholder withdrawals other than
   scheduled contract maturities and benefit
   payments                                           125.7             99.8              201.0           172.5
Participant directed withdrawals                       21.5             24.8               43.9            52.6
---------------------------------------------------------------------------------------------------------------

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

The results of discontinued products were as follows:

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                   ---------------------------       -------------------------
(Millions)                                                 1999           1998            1999            1998
--------------------------------------------------------------------------------------------------------------
Interest margin (1)                                      $ (3.3)         $(5.2)           $(8.6)        $(11.6)
Net realized capital gains (2)                              5.3            6.5             11.9           48.8
Interest earned on receivable from continuing
   products                                                 5.5            5.6             11.0           11.2
Other, net                                                  1.3            1.9              5.9            1.6
--------------------------------------------------------------------------------------------------------------
Results of discontinued products, after tax              $  8.8          $ 8.8            $20.2         $ 50.0
==============================================================================================================
Results of discontinued products, pretax                 $ 13.2          $16.8            $30.7         $ 83.5
==============================================================================================================
Net realized capital gains from sales of bonds,
   after tax (included above)                            $  2.3          $ 6.0            $ 7.8         $ 29.1
==============================================================================================================

(1) The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

(2) Includes realized capital gains of $1.5 million for the three months ended June 30, 1998 and $22.7 million for the six months ended June 30, 1998 related to continued favorable developments in real estate markets.

Total assets supporting discontinued products and the reserve include a receivable from continuing products of $454 million, net of related deferred taxes payable, at June 30, 1999. Interest income accrues on this receivable at the discount rate used to calculate the reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 1999 was as follows (pretax):

(Millions)
------------------------------------------------------------
Reserve at December 31, 1998                        $1,214.1
Results of discontinued products                        30.7
Reserve reduction                                      (77.2)
------------------------------------------------------------
Reserve at June 30, 1999                            $1,167.6
============================================================

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $50 million ($77 million pretax) of the reserve was released in the second quarter of 1999 primarily due to favorable investment performance. The current reserve reflects management's best estimate of anticipated future losses.

Distributions on discontinued products were as follows:

                                                        Three Months Ended June 30,             Six Months Ended June 30,
                                                        ---------------------------             -------------------------
(Millions)                                              1999                   1998                 1999             1998
-------------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities, settlements
 and benefit payments                                 $356.2                 $392.6              $ 666.7           $860.1
Participant directed withdrawals                         4.3                    6.5                  8.6             12.9
-------------------------------------------------------------------------------------------------------------------------

Refer to Note 8 of Condensed Notes to Consolidated Financial Statements for additional information.

CORPORATE

Operating Summary

                                                        Three Months Ended June 30,               Six Months Ended June 30,
                                                   --------------------------------     -----------------------------------
(Millions, after tax)                              1999         1998       % Change       1999         1998        % Change
---------------------------------------------------------------------------------------------------------------------------
Interest expense                                  $40.1       $ 34.7           15.6%      $80.7         $ 69.9         15.5%
===========================================================================================================================
Other operating expenses, net                     $21.0       $ 29.7          (29.3)%     $40.8         $ 57.6        (29.2)%
Net realized capital losses (gains) (1)             2.5        (70.2)             -         2.5          (68.5)           -
---------------------------------------------------------------------------------------------------------------------------
Total other expense (income)                      $23.5       $(40.5)             -%      $43.3         $(10.9)           -%
===========================================================================================================================

(1) After-tax net realized capital gains in 1998 include gains of $74.4 million during the three and six months ended June 30, 1998 related to the sale of the Company's remaining investment in Travelers Property Casualty Corporation.

The Corporate segment includes interest expense and other expenses that are not directly related to the Company's business segments. "Other Operating Expenses" include corporate expenses such as staff area expenses, advertising and contributions, which are partially offset by net investment income.

The 1999 increase in interest expense primarily results from additional debt incurred in connection with the NYLCare acquisition. Following the acquisition of PHC, interest expense will increase due to the issuance of debt to fund the acquisition.

Included in other operating expenses are Year 2000 costs of $1 million for the three months ended June 30, 1999, $2 million for the same period in 1998, $2 million for the six months ended June 30, 1999 and $4 million for the same period in 1998. Excluding Year 2000 costs, other operating expenses decreased due to continued cost reduction initiatives, as well as system implementation costs during the first six months of 1998 not present in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS

Investments disclosed in this section relate to the Company's total general account portfolio (including assets supporting discontinued products and experience-rated products).

Total Investments

(Millions)                                June 30, 1999                    December 31, 1998
--------------------------------------------------------------------------------------------
Debt securities                              $ 29,826.8                            $32,180.8
Equity securities                                 879.6                                800.5
Short-term investments                            803.8                                942.2
Mortgage loans                                  3,440.1                              3,553.0
Real estate                                       311.1                                270.3
Policy loans                                      498.7                                458.7
Other                                           1,373.5                              1,264.5
--------------------------------------------------------------------------------------------
    Total investments                        $ 37,133.6                            $39,470.0
============================================================================================

Debt Securities

Debt securities represented 80% of the Company's total general account invested assets at June 30, 1999 and 82% at December 31, 1998. Debt securities were as follows:

(Millions)                                                          June 30, 1999               December 31, 1998
-----------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                        $ 5,104.2                       $ 5,890.5
Supporting experience-rated products                                     12,050.8                        13,197.3
Supporting remaining products                                            12,671.8                        13,093.0
-----------------------------------------------------------------------------------------------------------------
  Total debt securities (1)                                             $29,826.8                       $32,180.8
=================================================================================================================

(1) Total debt securities include "Below Investment Grade" securities of $2.1 billion at June 30, 1999 and $2.0 billion at December 31, 1998 of which 43.6% at June 30, 1999 and 50.8% at December 31, 1998 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a discussion of "Below Investment Grade" securities.

Debt securities reflected net unrealized capital losses of $3.2 million at June 30, 1999 compared to net unrealized capital gains of $1.5 billion at December 31, 1998. Included in net unrealized capital losses at June 30, 1999 were unrealized capital gains of $6.4 million related to assets supporting discontinued products and unrealized capital losses of $34.8 million related to assets supporting experience-rated contracts.

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities are residential collateralized mortgage obligations ("CMOs") of $1.8 billion at June 30, 1999 and $2.0 billion at December 31, 1998. There are various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At June 30, 1999 and December 31, 1998, approximately 2% of the Company's CMO holdings were invested in CMOs that are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Mortgage Loans

At June 30, 1999 and December 31, 1998, the Company's mortgage loan investments, net of impairment reserves, were as follows:

(Millions)                                                                June 30, 1999             December 31, 1998
---------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                               $  756.7                      $  754.2
Supporting experience-rated products                                            1,111.8                       1,183.3
Supporting remaining products                                                   1,571.6                       1,615.5
---------------------------------------------------------------------------------------------------------------------
  Total mortgage loan investments                                              $3,440.1                      $3,553.0
=====================================================================================================================

During the first six months of 1999, the Company managed its mortgage loan portfolio to maintain balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. At June 30, 1999 and December 31, 1998, the mortgage loan portfolio balance represented 9% of the Company's total general account invested assets.

Problem, restructured, and potential problem loans included in mortgage loans were $293 million at June 30, 1999 and $301 million at December 31, 1998 of which 86% at June 30, 1999 and December 31, 1998 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $44 million at June 30, 1999 and $48 million at December 31, 1998. (Refer to Note 5 of Condensed Notes to Consolidated Financial Statements).

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

Based on the Company's overall exposure to interest rate, equity price and foreign exchange risks, the Company believes that these hypothetical changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of June 30, 1999. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a more complete discussion of "Risk Management and Market Sensitive Instruments".

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

During the first six months of 1999, the Company used net cash generated from investing, financing and operating activities to make approximately $192 million of investments in core businesses and acquisitions, pay approximately $72 million for common stock repurchases and pay approximately $84 million of dividends to shareholders.

During the corresponding period of 1998, the Company used net cash generated from investing, financing and operating activities to make approximately $8 million of investments in core businesses and acquisitions, pay approximately $151 million for common stock repurchases and pay approximately $86 million of dividends to shareholders. Refer to the "Consolidated Statements of Cash Flows" for additional information.

Dividends

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock. Holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock that was redeemed. Approximately 9.5 million shares of Aetna common stock were issued to effect the redemption. The Company expects the redemption of the Preferred Stock to result in approximately $48 million of annual cash dividend savings. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements for further information.

On May 25, 1999, the Company's Board of Directors also declared a cash dividend of $.84583 per share of 6.25% Class C Voting Mandatorily Convertible Preferred Stock to shareholders of record at the close of business on July 8, 1999, payable July 19, 1999. On June 24, 1999, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock to shareholders of record at the close of business on July 30, 1999, payable August 15, 1999.

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services and are fully and unconditionally guaranteed by Aetna Inc. Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $1.1 billion during the first six months of 1999 and $.7 billion during the first six months of 1998.

The Company funded the acquisition of NYLCare with funds made available from issuing commercial paper. The Company issued $300 million of debt in the fourth quarter of 1998 and expects to issue additional medium- or long-term fixed income securities in 1999, subject to market conditions, to replace some of this commercial paper.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Financings and Financing Capacity (Continued)

The acquisition of PHC, which is anticipated to be completed in the third quarter of 1999, is currently expected to be financed by issuing $500 million of three-year senior notes to Prudential and issuing additional commercial paper for the remainder of the purchase price (approximately $500 million). The Company expects to issue medium- or long-term fixed income securities in 1999, subject to market conditions, to replace some of this commercial paper.

Common Stock Transactions

In January 1999, the Board authorized the repurchase of 5.0 million shares of common stock. As of June 30, 1999, 880,000 shares of common stock had been repurchased under this authorization at a cost of $72 million.

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

State of Readiness

In 1997, the Company organized a multidisciplinary Year 2000 Project Team including outside consultants. The Year 2000 Project Team and the Company's businesses have developed and are currently executing a comprehensive plan designed to make the Company's mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed the Company's overall process, plan and progress to date. The Company's plan for IT systems consists of several phases: (i) inventory -- identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment -- identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation -- reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification -- testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will successfully operate in the post-1999 environment.

The Company completed the inventory and assessment phases for substantially all of its IT systems by year-end 1997. The Company completed the remediation, testing and certification of substantially all of its IT systems by June 30, 1999. The Company expects to complete the remainder of its remediation, testing and certification by September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 (CONTINUED)

State of Readiness (Continued)

The Company has inventoried and risk rated substantially all of its embedded systems. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. The Company's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. The Company is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. The Company plans to complete the testing of these systems by September 30, 1999, and the remediation and certification of these systems by year-end 1999.

The Company believes that its Year 2000 project is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical suppliers, such as banks, financial intermediaries, telecommunications providers and other utilities, mutual fund companies, IT vendors, financial market data providers, national pharmacy chains, electronic claims clearinghouses, major physician groups and major hospitals, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness. A significant portion of the Company's critical external relationships have informed the Company that they are not aware of any Year 2000 related reason that they will not be able to perform their obligations to the Company in all material respects.

Year 2000 Costs

Total Year 2000 project costs are currently estimated to be at least $85 million (after tax) in 1999. A large majority of these costs are expected to be incremental expenses that will not recur in 2000 or thereafter. Year 2000 costs were $32 million (after tax) for the three months ended June 30, 1999 and $25 million (after tax) for the corresponding period in 1998. Year 2000 costs were $59 million for the six months ended June 30, 1999 and $41 million for the corresponding period in 1998. The Company expects that Year 2000 costs in 2000 will be immaterial. The Company expenses these costs as incurred and funds these costs through operating cash flows.

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

The Company is developing contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of its contingency planning process, the Company has identified reasonably possible Year 2000 failure scenarios and is developing contingency plans for those failure scenarios it believes could have a significant impact on the Company's operations. These scenarios include, but are not limited to, limitations on providers', suppliers' and customers' ability to interact electronically with the Company, Year 2000 related failures at key external relationships, limitations on the Company's suppliers' or customers' ability to move funds electronically, failures in pricing securities and increased call volumes. The Company's planned responses to these scenarios include, but are not limited to, use of alternative suppliers, use of outside providers to supplement internal capabilities and reallocation of existing resources.

The Company has completed its high level contingency plans and is continuing to review and refine the detailed plans it has developed. The Company expects contingency/recovery planning to be substantially complete by September 1999.

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

As described in the Annual Report, additional legislation or regulation related to managed care has been enacted or is being considered by the federal government and many states and this could adversely impact our business. Recently, these matters have included legislation exempting physicians from the antitrust laws that prohibit price fixing, group boycotts, and other horizontal restraints on competition. It is uncertain whether we can recoup, through higher premiums or other measures, any increased costs caused by this type of legislation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments".

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings.

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March, 1999. Discovery proceedings have commenced and trial currently is scheduled to begin in early 2000. The Company is defending the actions vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice, marketing and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March, 1996 in Superior Court for the state of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out of network providers without prior authorization. On January 20, 1999 a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999 the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999 Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously. While the ultimate outcome of the lawsuits referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the lawsuits referred to in this paragraph are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders, held April 30, 1999, five matters were submitted to a vote: the election of directors for the coming year; the ratification of the appointment of KPMG LLP as independent public accountants for the current calendar year; a proposal to implement cumulative voting in the election of directors; a proposal to link executive compensation to health care quality; and a proposal relating to the endorsement of the Coalition for Environmentally Responsible Economies "CERES" principles. The results of the voting on these matters follow:

Election of Directors:

                                                                     Votes                             Votes
                                                                       For                          Withheld
                                                                       ---                          --------
Leonard Abramson                                               125,698,277                         1,691,910
Betzy Z. Cohen                                                 125,950,932                         1,439,255
William H. Donaldson                                           125,989,009                         1,401,178
Barbara Hackman Franklin                                       126,010,826                         1,379,361
Jerome S. Goodman                                              125,957,029                         1,433,158
Earl G. Graves                                                 125,979,819                         1,410,368
Gerald Greenwald                                               126,044,330                         1,345,857
Ellen M. Hancock                                               126,061,871                         1,328,316
Richard L. Huber                                               125,931,935                         1,458,252
Michael H. Jordan                                              126,045,347                         1,344,840
Jack D. Kuehler                                                126,043,415                         1,346,772
Frank R. O'Keefe, Jr.                                          126,017,167                         1,373,020
Judith Rodin                                                   125,986,690                         1,403,497

Other matters voted upon:

                                                            Votes                Votes                                    Broker
                                                              For              Against         Abstentions             Non-Votes
                                                              ---              -------         -----------             ---------
Ratification of Independent
   Public Accountants                                 126,685,487              326,796             377,904                     -

Proposal to Implement Cumulative Voting
   in Election of Directors                            33,959,421           76,601,452           3,053,406            13,775,908

Proposal to Link Executive Compensation
   to Health Care Quality                               4,929,406          104,354,449           4,330,424            13,775,908

Proposal Relating to Endorsement of the
   CERES Principles                                     9,437,578           97,645,955           6,530,746            13,775,908

Item 5. Other Information.

(a) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                              Six Months Ended
                                                  June 30,                    Years Ended December 31,
                                             ------------------   -------------------------------------------------------
Aetna Inc.                                           1999           1998         1997        1996        1995        1994
-------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                   4.60           4.96         5.74        2.45        4.97        4.74
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends              3.71           3.94         4.46        2.10        4.97        4.74
-------------------------------------------------------------------------------------------------------------------------


                                                                Six Months Ended
                                                                    June 30,                      Years Ended December 31,
                                                              -------------------            -------------------------------
Aetna Services, Inc.                                                  1999                      1998         1997       1996
----------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                                    3.57                      4.31         5.78       2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                               3.57                      4.31         5.78       2.44
----------------------------------------------------------------------------------------------------------------------------

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

(b) Ratings

The ratings of certain Aetna Inc. subsidiaries follow:

                                                                                          Rating Agencies
                                                                    ------------------------------------------------------
                                                                                                   Moody's
                                                                                      Duff &       Investors      Standard
                                                                      A.M. Best       Phelps       Service        & Poor's
--------------------------------------------------------------------------------------------------------------------------
Aetna Services, Inc. (senior debt)**
      April 27, 1999                                                      *              A            A3             A
      July 28, 1999 (1)                                                   *              A            A3             A

Aetna Services, Inc. (commercial paper)**
      April 27, 1999                                                      *             D-1           P-2           A-1
      July 28, 1999 (1)                                                   *             D-1           P-2           A-1

Aetna Life Insurance Company (claims paying/financial strength)
      April 27, 1999                                                      A             AA-           A1             A+
      July 28, 1999 (1)                                                   A             AA-           A1             A+

Aetna Life Insurance and Annuity Company
        (claims paying/financial strength)
      April 27, 1999                                                      A             AA            Aa3           AA-
      July 28, 1999 (1)                                                   A             AA            Aa3           AA-
--------------------------------------------------------------------------------------------------------------------------

*        Nonrated by the agency.

**       Fully and unconditionally guaranteed by Aetna Inc.

(1) Moody's Investors Service and Standard & Poor's have the debt and financial strength ratings on outlook negative.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

        (10)         Material Contracts.

        10.1         The Aetna Services, Inc. Supplemental Pension Benefit Plan
                     Amended and Restated as of January 1, 1999.*

        10.2         The Aetna Services, Inc. Supplemental Incentive Savings
                     Plan Amended and Restated as of January 1, 1999.*

        10.3 Pension Credit Agreement, dated as of September 26, 1997, by and between the Company and Frederick C. Copeland, Jr.*

        10.4 Employment Agreement, dated as of April 6, 1999, by and between the Company and Thomas J. McInerney.*

        10.5 Employment Agreement, dated as of May 4, 1999, by and between the Company and Frederick C. Copeland, Jr.*

        (12)         Statement Re: Computation of Ratios.

                     Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1999 and for the years ended December 31, 1998, 1997, 1996,
                     1995 and 1994 for Aetna Inc. and for the six months ended
                     June 30, 1999 and for the years ended December 31, 1998,
                     1997 and 1996 for Aetna Services, Inc.

        (15)         Letter Re: Unaudited Interim Financial Information.

                     Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
                     July 28, 1999.

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

                                                           Aetna Inc.
                                                 ------------------------------
                                                        Registrant

Date July 29, 1999                          By    /s/ ALAN M. BENNETT
                                                 ------------------------------
                                                  Alan M. Bennett
                                                  Vice President
                                                  and Corporate Controller
                                                  (Chief Accounting Officer)

                                   AETNA INC.

                                  EXHIBIT INDEX
                     =========================================

       EXHIBIT
       NUMBER        DESCRIPTION
       ------        -----------
        (10)         Material Contracts.

        10.1         The Aetna Services, Inc. Supplemental Pension Benefit Plan
                     Amended and Restated as of January 1, 1999.*

        10.2         The Aetna Services, Inc. Supplemental Incentive Savings
                     Plan Amended and Restated as of January 1, 1999.*

        10.3 Pension Credit Agreement, dated as of September 26, 1997, by and between the Company and Frederick C. Copeland, Jr.*

        10.4 Employment Agreement, dated as of April 6, 1999, by and between the Company and Thomas J. McInerney.*

        10.5 Employment Agreement, dated as of May 4, 1999, by and between the Company and Frederick C. Copeland, Jr.*

        (12)         Statement Re: Computation of Ratios.

                     Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 1999 and for the years ended December 31, 1998, 1997, 1996,
                     1995 and 1994 for Aetna Inc. and for the six months ended
                     June 30, 1999 and for the years ended December 31, 1998,
                     1997 and 1996 for Aetna Services, Inc.

        (15)         Letter Re: Unaudited Interim Financial Information.

                     Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated
                     July 28, 1999.

        (27)         Financial Data Schedule.

                    * Management contract or compensatory plan or arrangement.