Form 10-Q
period 1999-09-30
AETNA INC
filed 1999-11-02
CIK 1013761

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    Form 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended SEPTEMBER 30, 1999.


                                       or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                      -------------------------------------

                         Commission File Number 1-11913

                      -------------------------------------

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

               Yes [X]                       No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Capital Stock (par value $.01)                 149,673,857
-------------------------------------   ----------------------------------------
               (Class)                      Shares Outstanding at September 30, 1999
================================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                                                 Page
                                                                                                 ----

PART I.                FINANCIAL INFORMATION

Item 1.                Financial Statements.
                       Consolidated Statements of Income                                          3
                       Consolidated Balance Sheets                                                4
                       Consolidated Statements of Shareholders' Equity                            5
                       Consolidated Statements of Cash Flows                                      6
                       Condensed Notes to Consolidated Financial Statements                       7
                       Independent Auditors' Review Report                                        23

Item 2.                Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.                          24

Item 3.                Quantitative and Qualitative Disclosures
                          About Market Risk.                                                      51

PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings.                                                         51

Item 5.                Other Information.                                                         53

Item 6.                Exhibits and Reports on Form 8-K.                                          54

Signatures                                                                                        55


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                Three Months Ended                Nine Months Ended
                                                                                      September 30,                    September 30,
                                                                        --------------------------      ---------------------------
(Millions, except per common share data)                                    1999              1998             1999            1998
-----------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Premiums                                                             $5,574.8          $4,030.3      $  14,598.0     $  10,548.0
   Net investment income                                                   748.6             795.4          2,232.6         2,444.1
   Fees and other income                                                   660.6             595.7          1,781.9         1,693.6
   Net realized capital gains                                               33.6              22.0             60.5           226.3
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                            7,017.6           5,443.4         18,673.0        14,912.0
-----------------------------------------------------------------------------------------------------------------------------------
Benefits and expenses:
   Current and future benefits                                           5,142.0           3,947.9         13,629.9        10,489.2
   Operating expenses:
      Salaries and related benefits                                        497.0             461.3          1,481.2         1,260.5
      Other                                                                801.3             521.8          1,946.4         1,516.2
   Interest expense                                                         72.4              67.1            201.1           180.5
   Amortization of goodwill and other acquired
     intangible assets                                                     111.7             102.2            325.1           295.3
   Amortization of deferred policy acquisition costs                        52.2              60.8            153.9           176.0
   Reduction of reserve for loss on discontinued products                     -              (68.0)           (77.2)          (68.0)
-----------------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                              6,676.6           5,093.1         17,660.4        13,849.7
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                 341.0             350.3          1,012.6         1,062.3
Income taxes:
   Current                                                                  63.9              68.4            227.0           374.4
   Deferred                                                                111.8              69.5            213.7            42.3
-----------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                         175.7             137.9            440.7           416.7
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $  165.3          $  212.4         $  571.9        $  645.6
===================================================================================================================================
Net income applicable to common ownership                               $  162.4          $  198.6         $  541.4        $  604.0
===================================================================================================================================
Results per common share:
   Basic                                                                $   1.09          $   1.38         $   3.77        $   4.17
   Diluted                                                                  1.09              1.36             3.74            4.10
Dividends declared                                                      $    .20          $    .20         $    .60        $    .60
-----------------------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                    September 30,       December 31,
(Millions, except share data)                                                                               1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
   Debt securities available for sale, at fair value (amortized cost $30,970.7 and $30,730.1)         $ 30,708.6         $ 32,180.8
   Equity securities, at fair value (cost $776.5 and $762.6)                                               841.5              800.5
   Short-term investments                                                                                  892.4              942.2
   Mortgage loans                                                                                        3,535.2            3,553.0
   Real estate                                                                                             314.8              270.3
   Policy loans                                                                                            530.2              458.7
   Other                                                                                                 1,427.8            1,264.5
-----------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                                       38,250.5           39,470.0
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                                             2,125.1            1,951.5
   Short-term investments under securities loan agreement                                                1,514.3              753.6
   Accrued investment income                                                                               511.5              537.1
   Premiums due and other receivables                                                                    2,574.7            1,478.1
   Reinsurance recoverables                                                                              3,979.3            3,897.2
   Deferred income taxes                                                                                   342.1               53.0
   Deferred policy acquisition costs                                                                     2,077.5            1,768.6
   Goodwill and other acquired intangible assets                                                         9,378.7            9,155.3
   Other assets                                                                                          1,094.9            1,111.9
   Separate Accounts assets                                                                             47,614.7           44,971.8
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                          $109,463.3         $105,148.1
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities:
   Future policy benefits                                                                             $ 18,819.6         $ 18,541.1
   Unpaid claims                                                                                         4,861.0            3,953.9
   Unearned premiums                                                                                       286.8              428.9
   Policyholders' funds left with the Company                                                           16,220.6           17,632.5
-----------------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                                             40,188.0           40,556.4
-----------------------------------------------------------------------------------------------------------------------------------
   Dividends payable to shareholders                                                                        30.0               35.2
   Short-term debt                                                                                       1,610.9            1,370.1
   Long-term debt                                                                                        2,683.4            2,214.5
   Payables under securities loan agreement                                                              1,514.3              753.6
   Current income taxes                                                                                    261.8              444.8
   Other liabilities                                                                                     3,834.2            3,025.2
   Minority and participating policyholders' interests                                                     152.9              148.4
   Separate Accounts liabilities                                                                        47,606.9           44,936.0
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                       97,882.4           93,484.2
-----------------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary limited
    liability company holding primarily debentures guaranteed by Aetna                                     275.0              275.0
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 3 and 11)
Shareholders' Equity:
   Class C voting mandatorily convertible preferred stock ($.01 par value;
    15,000,000 shares authorized and 11,614,816 issued and outstanding in 1998)                                -              862.1
   Common stock ($.01 par value; 500,000,000 shares authorized; 149,673,857 in
    1999 and 141,272,628 in 1998 issued and outstanding)                                                 4,094.6            3,292.4
   Accumulated other comprehensive income (loss)                                                          (298.4)             177.8
   Retained earnings                                                                                     7,509.7            7,056.6
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                              11,305.9           11,388.9
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred securities and shareholders' equity                           $109,463.3         $105,148.1
===================================================================================================================================

See Condensed Notes to Consolidated Financial Statements.

`
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  Accumulated Other
                                                                                             Comprehensive Income (Loss)
                                                                Class C Voting               --------------------------
                                                                   Mandatorily               Unrealized         Foreign
(Millions, except share data)                                      Convertible    Common   Gains (Losses)      Currency    Retained
Nine Months Ended September 30, 1999                    Total  Preferred Stock     Stock    on Securities     and Other    Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                       $11,388.9     $  862.1      $3,292.4        $  368.1        $(190.3)  $7,056.6
Comprehensive income:
  Net income                                            571.9                                                                571.9
  Other comprehensive loss, net of tax:
     Unrealized losses on securities
     ($(560.3) pretax) (1)                             (364.2)                                    (364.2)
     Foreign currency and other
     ($(172.4) pretax)                                 (112.0)                                                   (112.0)
                                                    ---------
  Other comprehensive loss                             (476.2)
                                                    ---------
Total comprehensive income                               95.7
                                                    =========
Common stock issued for benefit
 plans (586,543 shares)                                  39.3                       39.3
Repurchase of common shares
 (1,704,800 shares)                                    (131.7)                    (131.7)
Conversion of preferred securities
 (11,614,816 preferred shares converted to
 9,519,486 common shares)                                   -       (862.1)        862.1
Issuance of stock appreciation rights                    32.5                       32.5
Common stock dividends                                  (88.3)                                                               (88.3)
Preferred stock dividends                               (30.5)                                                               (30.5)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999                      $11,305.9     $      -      $4,094.6        $    3.9        $(302.3)  $7,509.7
===================================================================================================================================



Nine Months Ended September 30, 1998
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                       $11,195.4     $  865.4      $3,644.4        $  456.4        $(149.3)  $6,378.5
Comprehensive income:
  Net income                                            645.6                                                                645.6
  Other comprehensive loss, net of tax:
     Unrealized losses on securities
      ($(184.4) pretax) (1)                            (119.8)                                    (119.8)
     Foreign currency ($(75.3) pretax)                  (49.0)                                                    (49.0)
                                                    ---------
  Other comprehensive loss                             (168.8)
                                                    ---------
Total comprehensive income                              476.8
                                                    =========
Common stock issued for benefit
 plans (490,099 shares)                                  32.9                       32.9
Repurchase of common shares
 (3,371,700 shares)                                    (258.1)                    (258.1)
Conversion of preferred securities (40,327 preferred
 shares converted to 33,047 common shares)                  -         (3.3)          3.3
Common stock dividends                                  (86.2)                                                               (86.2)
Preferred stock dividends                               (41.6)                                                               (41.6)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998                      $11,319.2     $  862.1      $3,422.5        $  336.6        $(198.3)   $6,896.3
===================================================================================================================================

 (1)  Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                   Nine Months Ended September 30,
(Millions)                                                                                                1999                1998
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                         $   571.9           $   645.6
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization (including investment discounts and premiums)                        506.9               358.3
      Net realized capital gains                                                                         (60.5)             (226.3)
      Changes in assets and liabilities:
         (Increase) Decrease in accrued investment income                                                 45.4               (18.4)
         Increase in premiums due and other receivables                                                 (275.0)             (405.8)
         Increase in deferred policy acquisition costs                                                  (293.7)             (205.9)
         Decrease in income taxes                                                                       (160.7)              (94.4)
         Net decrease in other assets and other liabilities                                              172.3                72.8
         Increase in insurance liabilities                                                               565.7               478.5
         Other, net                                                                                       29.9               (30.1)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                              1,102.2               574.3
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales of:
      Debt securities available for sale                                                              15,597.5            17,566.8
      Equity securities                                                                                  375.2               672.5
      Mortgage loans                                                                                     321.4               840.4
      Real estate                                                                                         21.9               156.8
      Other investments                                                                                  384.5               210.2
      Short-term investments                                                                          13,033.9            16,054.8
  Cost of investments in:
      Debt securities available for sale                                                             (15,513.6)          (15,834.9)
      Equity securities                                                                                 (293.4)             (346.7)
      Mortgage loans                                                                                    (315.9)             (282.8)
      Real estate                                                                                        (43.2)              (23.3)
      Other investments                                                                                 (601.1)             (578.8)
      Short-term investments                                                                         (12,475.6)          (15,611.3)
  Acquisitions:
      Prudential healthcare business                                                                  (1,012.5)                  -
      NYLCare healthcare business                                                                        (48.8)           (1,080.6)
      Other                                                                                             (150.5)              (57.3)
  Increase in property and equipment                                                                    (258.5)             (100.8)
  Net decrease in Separate Accounts                                                                       19.0                 4.6
  Other, net                                                                                             (30.3)             (342.9)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                                    (990.0)            1,246.7
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Deposits and interest credited for investment contracts                                              2,008.1             1,510.6
  Withdrawals of investment contracts                                                                 (2,605.4)           (2,406.2)
  Issuance of long-term debt                                                                             500.0                   -
  Repayment of long-term debt                                                                            (31.3)             (164.1)
  Net increase in short-term debt                                                                        241.3             1,166.0
  Common stock issued under benefit plans                                                                 39.3                32.9
  Common stock acquired                                                                                 (121.7)             (258.1)
  Dividends paid to shareholders                                                                        (124.0)             (128.4)
  Other, net                                                                                            (105.1)                  -
----------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                                  (198.8)             (247.3)
----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                              (1.4)               (6.4)
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                     (88.0)            1,567.3
Cash acquired from NYLCare healthcare business                                                               -               108.8
Cash acquired from Prudential healthcare business                                                        261.6                   -
Cash and cash equivalents, beginning of period                                                         1,951.5             1,805.8
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                             $ 2,125.1           $ 3,481.9
==================================================================================================================================
Supplemental cash flow information:
  Interest paid                                                                                      $   212.5           $   196.2
  Income taxes paid                                                                                      414.7               506.1
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

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(2)  EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three and nine months ended September 30, was as follows:


Three Months Ended September 30,                                      Income            Shares          Per Common
(Millions, except per common share data)                          (Numerator)     (Denominator)       Share Amount
------------------------------------------------------------------------------------------------------------------
1999
Net income                                                            $165.3
Less:  preferred stock dividends                                         2.9
                                                                      ------
Basic EPS
   Income applicable to common ownership                              $162.4             148.4               $1.09
                                                                      ======                                 =====
Effect of dilutive securities:
   Stock options and other (1)                                                             1.0
                                                                                         -----
Diluted EPS
   Income applicable to common ownership and assumed conversions      $162.4             149.4               $1.09
==================================================================================================================
1998
Net income                                                            $212.4
Less:  preferred stock dividends                                        13.8
                                                                      ------
Basic EPS
   Income applicable to common ownership                               198.6             143.5               $1.38
                                                                                                             =====
Effect of dilutive securities:
   Stock options and other (1)                                                              .9
   Convertible preferred stock                                          13.8              11.6
                                                                      ------             -----
Diluted EPS
   Income applicable to common ownership and assumed conversions      $212.4             156.0               $1.36
==================================================================================================================



Nine Months Ended September 30,                                       Income            Shares          Per Common
(Millions, except per common share data)                          (Numerator)     (Denominator)       Share Amount
------------------------------------------------------------------------------------------------------------------
1999
Net income                                                            $571.9
Less:  preferred stock dividends                                        30.5
                                                                      ------
Basic EPS
   Income applicable to common ownership                              $541.4             143.6               $3.77
                                                                      ======                                 =====
Effect of dilutive securities:
   Stock options and other (2)                                                             1.1
                                                                                         -----
Diluted EPS
   Income applicable to common ownership and assumed conversions      $541.4             144.7               $3.74
==================================================================================================================
1998
Net income                                                            $645.6
Less:  preferred stock dividends                                        41.6
Basic EPS                                                             ------
   Income applicable to common ownership                               604.0             144.7               $4.17
                                                                                                             =====
Effect of dilutive securities:
   Stock options and other (2)                                                             1.1
   Convertible preferred stock                                          41.6              11.6
                                                                      ------             -----
Diluted EPS
   Income applicable to common ownership and assumed conversions      $645.6             157.4               $4.10
==================================================================================================================

(1) Options to purchase shares of common stock and stock appreciation rights (refer to Note 3) of approximately 7.0 million (with exercise prices ranging from $74.63 - $112.63) for the three months ended September 30, 1999 and 6.0 million (with exercise prices ranging from $69.00 - $112.63) for the three months ended September 30, 1998 were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

(2) Options to purchase shares of common stock and stock appreciation rights (refer to Note 3) of approximately 5.9 million (with exercise prices ranging from $81.56 - $112.63) for the nine months ended September 30, 1999 and 2.9 million (with exercise prices ranging from $76.24 - $112.63) for the nine months ended September 30, 1998 were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3) ACQUISITIONS AND DISPOSITIONS

Aetna U.S. Healthcare

On August 6, 1999, the Company acquired from The Prudential Insurance Company of America ("Prudential") the Prudential health care business ("PHC") for approximately $1 billion, subject to adjustment as provided in the transaction agreements. Included in the acquistion are PHC's risk HMO, POS, PPO and Indemnity health lines, as well as its dental risk business. As part of the purchase price, the Company issued one million stock appreciation rights ("SAR's") for the Company's common stock, valued at approximately $32.5 million. The value of the SAR's is included in the purchase price. The SAR's are also reflected as a component of shareholders' equity in the consolidated financial statements. The acquisition was accounted for as a purchase. The excess of the purchase price over the fair value of the net assets acquired resulted in approximately $180 million being allocated to goodwill and approximately $115 million to other acquired intangible assets, which is being amortized over a 40-year period for goodwill and over the estimated useful lives of other acquired intangible assets. The Company's consolidated results of operations include PHC from August 6, 1999.

The Company's consolidated financial statements reflect the preliminary allocation of purchase price based on estimated fair values at the date of acquisition, pending final determination of certain acquired balances, primarily intangible assets. Further, the transaction agreements provide for adjustment of the purchase price based on asset and liability values determined as of a date nine months following the close. Therefore, the excess of the purchase price over the fair value of the net assets acquired allocated to goodwill and other acquired intangible assets, as well as related amortization, may change once these final determinations are complete. Also, the purchase price does not reflect the Company's plan to exit certain activities of the acquired PHC business and provide employee termination benefits for positions that will be eliminated. The Company's management is in the process of finalizing this plan, expected to be completed in the fourth quarter of 1999. Accordingly, the goodwill associated with the acquisition of PHC will increase once this plan is finalized.

The Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential has agreed to indemnify the Company from certain insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold is 83.5% for August 6, 1999 through December 31, 1999 and 84% for January 1, 2000 through December 31, 2000. During the period August 6, 1999 through September 30, 1999, net reinsurance recoveries under this agreement (reflected as a reduction of current and future benefits) were $25 million pretax. The premium is subject to adjustment if medical costs of PHC are below these threshold medical loss ratio levels. Prudential has also agreed to indemnify the Company for unanticipated increases in medical claims payable existing at the acquisition date for a period of up to nine months following the close.

The Company also agreed to service Prudential's administrative services only ("ASO") contracts following the acquisition. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run-off period, but no later than June 30, 2001. Prudential ASO customers will remain Prudential customers as long as the contracts remain in force.

The Company is maintaining personnel, systems and other resources necessary to service the ASO business during the run-off period, as it was not feasible to segregate these operating assets from those purchased in the PHC transaction. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO customers to the Company, as well as paying certain supplemental fees. It is expected that this fee structure will be sufficient to cover at least the expenses to administer this business. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the period August 6, 1999 through September 30, 1999, the Company recorded total fees for servicing the Prudential ASO business of $90 million pretax, including supplemental fees of $40 million pretax (reflected as fees and other income).

 Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3)    ACQUISITIONS AND DISPOSITIONS (CONTINUED)

In connection with the PHC acquisition, the Company reached an agreement with the U.S. Department of Justice and the State of Texas that will result in the divestiture of certain Texas HMO/POS and other related businesses ("NYLCare Texas") acquired by the Company as part of the 1998 acquisition of New York Life Insurance Company's ("NYL") health care business ("NYLCare"). Pursuant to this agreement, on September 14, 1999, Aetna U.S. Healthcare and Health Care Service Corporation ("HCSC") entered into an agreement for Blue Cross and Blue Shield of Texas ("Blue Cross"), a division of HCSC, to acquire the NYLCare Texas operations for approximately $500 million in cash, subject to certain adjustments including an adjustment based on the level of membership at the closing date. The Blue Cross agreement affects approximately 520,000
Commercial HMO members and 16,000 PPO members in the Houston, Austin, San Antonio, Corpus Christi, Beaumont, Dallas-Fort Worth, San Angelo, Texarkana and Amarillo areas. Aetna U.S. Healthcare will retain approximately 108,000 NYLCare Medicare members through a reinsurance and administrative services agreement. The Blue Cross agreement is subject to regulatory approval, and the transaction is expected to close by the first quarter of 2000. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth, share repurchases and acquisitions. The sale is expected to result in a capital gain which will be determined upon closing. The earnings of the divested businesses were not material to the Aetna U.S. Healthcare segment or to the Company's consolidated results of operations. Effective for the third quarter 1999, the earnings of NYLCare Texas are presented on an equity basis (reflected as net investment income) in the Consolidated Financial Statements consistent with the agreement with the U.S. Department of Justice and the State of Texas.

On July 15, 1998, the Company acquired NYLCare for a purchase price of $1.08 billion in cash, including an adjustment as provided in the transaction agreements. The acquisition was accounted for as a purchase. Originally, in addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) were potentially payable to the extent that predetermined earnings and membership targets in future periods were achieved (the "Earnout"). On January 29, 1999, the Company and NYL agreed to resolve all purchase price adjustments and obligations under the Earnout and paid NYL an additional $50 million to resolve such matters, resulting in an increase to goodwill of approximately $200 million. As a result, the total purchase price was approximately $1.1 billion. The excess of the purchase price over the fair value of the net assets acquired resulted in approximately $1.1 billion, net of related deferred taxes, being allocated to goodwill and other acquired intangible assets, which is being amortized over a 40-year period for goodwill and over a range of three to 20 years for other acquired intangible assets. The Company's consolidated results of operations include the NYLCare health business from July 15, 1998.

Aetna Financial Services

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash, subject to adjustment as provided by the related agreements. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance receivable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $152 million, of which $88 million was deferred and is being recognized over approximately 15 years. Premiums ceded and reinsurance recoveries made during 1999 totaled $400 million and $334 million, respectively.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3)   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Aetna International

On October 1, 1999, Aetna International, Inc. sold its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. The Company's previously announced plan to sell its Canadian operations was dependent upon receiving regulatory approval for the sale, which was received on September 30, 1999. Accordingly, a capital loss of $22 million for the sale was recognized during the third quarter of 1999. The revenue and earnings of the Canadian operations were not material to the Company.

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

(4)    CAPITAL STOCK

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock. Holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock that was redeemed. Approximately 9.5 million shares of Aetna common stock were issued to effect the redemption.

In January 1999, the Company's Board of Directors authorized the repurchase of
5.0 million shares of common stock. Through October 7, 1999, 1,780,000 shares of common stock had been repurchased under this authorization at a cost of approximately $135 million. On October 8, 1999, the Board of Directors authorized the repurchase of up to 20 million shares of common stock, not to exceed an aggregate purchase price of $1 billion. This authorization replaces the January 1999 plan which had 3,220,000 shares remaining. Pursuant to the October 1999 authorization, the Company has repurchased 2,295,900 shares of common stock at a cost of approximately $120 million through October 15, 1999.

On September 24, 1999, the Board of Directors adopted a new shareholder rights plan (the "1999 Plan") that will replace the Company's existing plan. The Company's existing plan expires on November 8, 1999. Under the 1999 Plan,one new right ("New Right") will be distributed on each outstanding share of Aenta common stock to shareholders of record at the close of business on November 8, 1999, and one New Right will be issued with each share of Aetna common stock issued after November 8, 1999.

After November 8, 1999, the New Rights will trade with the Aetna common stock until they become exercisable. The New Rights will become exercisable (i) 10 days after a public announcement that a person or group ("Person") has acquired 15% or more of the outstanding shares of Aetna common stock (a "Triggering Acquisition"); or (ii) 10 business days after a Person commences a tender offer or exchange offer, the consummation of which could result in such Person owning 15% or more of the outstanding shares of Aetna common stock; or (iii) in either event, such later date as the Board of Directors may determine.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4) CAPITAL STOCK (CONTINUED)

Upon becoming exercisable each New Right will entitle the holder thereof (the "Holder") to purchase one one-hundredth of a share of Aetna Inc.'s Class B Voting Preferred Stock, Series A ("Fractional Preferred Share") at a price of $300 (the "Exercise Price"). Each Fractional Preferred Share has dividend, voting and liquidation rights designed to make it approximately equal in value to one share of Aetna common stock. Under certain circumstances, including a Triggering Acquistion, each New Right (other than New Rights that were or are owned by the acquirer, which are void) thereafter will entitle the Holder to purchase Aetna common stock (or economically equivalent securities, under certain circumstances) worth twice the Exercise Price. Under certain circumstances, including certain acquisitions of Aetna Inc. in a merger or sale of its assets, each New Right thereafter will entitle the Holder to purchase equity securities of the acquirer at a 50% discount.

Under certain circumstances, Aetna Inc. may redeem all of the New Rights at a price of $.01 per New Right. The New Rights will expire on November 8, 2009 unless earlier redeemed, however, the 1999 Plan provides for a committee of Aetna Inc.'s independent Directors to review the 1999 plan at least once every three years and recommend to the full Board of Directors whther the 1999 Plan should be amended or the New Rights redeemed. The New Rights will have no dilutive effect on earnings per share until exercised.

Effective October 29, 1999, the Board of Directors approved a grant of approximately 5.5 million options to executive, middle management and non-management employees to purchase common stock of the Company at $50.25 per share.

(5)   INVESTMENTS

Net investment income includes amounts allocable to experience-rated contractholders of $251 million and $305 million for the three months ended September 30, 1999 and 1998, respectively, and $764 million and $926 million for the nine months ended September 30, 1999 and 1998, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) allocable to experience-rated contractholders of $(27) million and $20 million for the three months ended September 30, 1999 and 1998, respectively, and $(18) million and $92 million for the nine months ended September 30, 1999 and 1998, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

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


                                                    September 30, 1999                 December 31, 1998
                                                --------------------------        --------------------------
                                                     Total                              Total
                                                  Recorded        Specific           Recorded       Specific
(Millions)                                      Investment        Reserves         Investment       Reserves
------------------------------------------------------------------------------------------------------------
Supporting discontinued products                    $157.1           $22.3           $161.9            $22.9
Supporting experience-rated products                  85.9            17.4             95.7             21.7
Supporting remaining products                         45.3             4.0             43.6              3.2
------------------------------------------------------------------------------------------------------------
Total impaired loans                                $288.3(1)        $43.7           $301.2(1)         $47.8
============================================================================================================

(1) Includes impaired loans of $96.9 million and $96.0 million at September 30, 1999 and December 31, 1998, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the nine months ended September 30, 1999 and 1998 is summarized below:


                                                                         Supporting
                                                      Supporting        Experience-         Supporting
                                                    Discontinued              Rated          Remaining
(Millions)                                              Products           Products           Products        Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                            $   29.5              $29.6             $  7.8      $  66.9
Credited to net realized capital losses                        -                  -                (.2)         (.2)
Charged to other accounts                                      -                  -                1.8          1.8
Principal write-offs                                         (.6)              (4.4)               (.5)        (5.5)
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                           $   28.9              $25.2             $  8.9      $  63.0(2)
===================================================================================================================
Balance at December 31, 1997                            $   68.7              $31.6             $ 14.2      $ 114.5
Credited to net realized capital losses                        -                  -               (2.0)        (2.0)
Charged (credited) to other accounts                       (30.0)(1)           (2.0)(1)            5.0        (27.0)
Principal write-offs                                         (.4)              (2.0)               (.7)        (3.1)
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                           $   38.3              $27.6              $16.5      $  82.4(2)
===================================================================================================================

(1) Reflects adjustments to reserves related to assets supporting discontinued products and experience-rated products, which do not affect the Company's results of operations.

(2) Total reserves at September 30, 1999 and 1998 include $43.7 million and $39.4 million of specific reserves, respectively, and $19.3 million and $43.0 million of general reserves, respectively.

 Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(5)   INVESTMENTS (CONTINUED)

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:



                                            Three Months Ended September 30,                    Nine Months Ended September 30,
                                                          1999                                              1999
                                          -----------------------------------          --------------------------------------------
                                           Average                                      Average
                                          Impaired       Income          Cash          Impaired            Income              Cash
(Millions)                                   Loans       Earned      Received             Loans            Earned          Received
-----------------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products            $157.9         $3.1          $3.0            $158.8             $ 9.1             $ 9.0
Supporting experience-rated products          95.3          2.8           2.6              94.2               7.1               6.8
Supporting remaining products                 29.9          2.7           2.4              35.4               5.8               5.2
-----------------------------------------------------------------------------------------------------------------------------------

Total                                       $283.1         $8.6          $8.0            $288.4             $22.0             $21.0
===================================================================================================================================




                                            Three Months Ended September 30,                    Nine Months Ended September 30,
                                                          1998                                              1998
                                            ---------------------------------            ------------------------------------------
                                             Average                                    Average
                                            Impaired     Income          Cash          Impaired            Income              Cash
(Millions)                                     Loans     Earned      Received             Loans            Earned          Received
-----------------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products              $164.3       $4.1          $4.1            $175.5             $10.6             $10.9
Supporting experience-rated products           103.6        3.8           3.9             106.2               7.9               8.0
Supporting remaining products                   44.6         .9            .8              52.1               2.6               2.4
-----------------------------------------------------------------------------------------------------------------------------------
Total                                         $312.5       $8.8          $8.8            $333.8             $21.1             $21.3
===================================================================================================================================




(6)   SUPPLEMENTAL CASH FLOW INFORMATION

Significant noncash investing and financing activities included acquisition of real estate through foreclosures of mortgage loans amounting to $9 million and $4 million for the nine months ended September 30, 1999 and 1998, respectively.

(7)   ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:


                                                                                                     Nine Months Ended
                                                                                                         September 30,
                                                                                               --------------------------------
(Millions)                                                                                          1999                   1998
-------------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                                  $(322.1)               $ 112.2
Less:  reclassification adjustment for gains and other items included in net income (2)             42.1                  232.0
-------------------------------------------------------------------------------------------------------------------------------
Net unrealized losses on securities                                                              $(364.2)               $(119.8)
===============================================================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $(495.5) million and $172.5 million for 1999 and 1998, respectively.
(2) Pretax reclassification adjustments for gains and other items included in net income were $64.8 million and $356.9 million for 1999 and 1998, respectively.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)   DISCONTINUED PRODUCTS

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. As a result of management's review in the second quarter 1999 and third quarter 1998, $77 million and $68 million (pretax), respectively, of the reserve was released primarily due to favorable investment performance. The current reserve reflects management's best estimate of anticipated future losses. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. (Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a more complete discussion of the reserve for anticipated future losses on discontinued products.)

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate which was used to calculate the loss on discontinuance. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 1999, the receivable from continuing products, net of related deferred taxes payable of $64 million on the accrued interest income, was $459 million. The receivable is eliminated in consolidation.

Results of discontinued products were as follows (pretax, in millions):


                                                                                       Charged (Credited)
                                                                                          to Reserve for
Three months ended September 30, 1999                            Results                   Future Losses                Net (1)
------------------------------------------------------------------------------------------------------------------------------
Net investment income                                            $116.3                     $    -                      $116.3
Net realized capital loss                                         (12.3)                      12.3                           -
Interest earned on receivable from continuing products              7.9                          -                         7.9
Other income                                                        9.1                          -                         9.1
------------------------------------------------------------------------------------------------------------------------------
   Total revenue                                                  121.0                       12.3                       133.3
------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                       122.4                        8.0                       130.4
Operating expenses                                                  2.9                          -                         2.9
------------------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                    125.3                        8.0                       133.3
------------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                 $ (4.3)                    $  4.3                      $    -
==============================================================================================================================





Three months ended September 30, 1998
------------------------------------------------------------------------------------------------------------------------------
Net investment income                                            $132.3                     $    -                      $132.3
Net realized capital gains                                          7.8                       (7.8)                          -
Interest earned on receivable from continuing products              8.8                          -                         8.8
Other income                                                        1.2                          -                         1.2
------------------------------------------------------------------------------------------------------------------------------
   Total revenue                                                  150.1                       (7.8)                      142.3
------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                       138.9                         .4                       139.3
Operating expenses                                                  3.0                          -                         3.0
------------------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                    141.9                         .4                       142.3
------------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                 $  8.2                     $ (8.2)                     $    -
==============================================================================================================================


 Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)   DISCONTINUED PRODUCTS  (CONTINUED)


                                                                                   Charged (Credited)
                                                                                      to Reserve for
Nine months ended September 30, 1999                                  Results          Future Losses                 Net (1)
---------------------------------------------------------------------------------------------------------------------------
Net investment income                                                  $360.1          $      -                      $360.1
Net realized capital gains                                                6.0              (6.0)                          -
Interest earned on receivable from continuing products                   24.8                 -                        24.8
Other income                                                             24.4                 -                        24.4
---------------------------------------------------------------------------------------------------------------------------
   Total revenue                                                        415.3              (6.0)                      409.3
---------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                             379.5              20.4                       399.9
Operating expenses                                                        9.4                 -                         9.4
---------------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                          388.9              20.4                       409.3
---------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                       $ 26.4          $  (26.4)                     $    -
===========================================================================================================================





Nine months ended September 30, 1998
---------------------------------------------------------------------------------------------------------------------------
Net investment income                                                  $404.9          $      -                      $404.9
Net realized capital gains                                               82.8             (82.8)                          -
Interest earned on receivable from continuing products                   26.1                 -                        26.1
Other income                                                             17.6                 -                        17.6
---------------------------------------------------------------------------------------------------------------------------
   Total revenue                                                        531.4             (82.8)                      448.6
---------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                             429.4               8.9                       438.3
Operating expenses                                                       10.3                 -                        10.3
---------------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                          439.7               8.9                       448.6
---------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                       $ 91.7          $  (91.7)                     $    -
===========================================================================================================================


 (1) Amounts are reflected in the September 30, 1999 and 1998 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which is eliminated in consolidation.

Assets and liabilities of discontinued products at September 30, 1999 were as follows (1):


(Millions)
-------------------------------------------------------------------------------
Debt securities available for sale                                     $4,770.4
Mortgage loans                                                            788.8
Real estate                                                               101.8
Short-term and other investments                                          536.5
-------------------------------------------------------------------------------
Total investments                                                       6,197.5
Current and deferred income taxes                                         182.2
Receivable from continuing products (2)                                   522.6
-------------------------------------------------------------------------------
Total assets                                                           $6,902.3
===============================================================================
Future policy benefits                                                 $4,574.2
Policyholders' funds left with the Company                              1,031.9
Reserve for anticipated future losses on discontinued products          1,163.3
Other                                                                     132.9
-------------------------------------------------------------------------------
Total liabilities                                                      $6,902.3
===============================================================================

(1) Assets supporting the discontinued products are distinguished from other continuing operations assets.
(2) The receivable from continuing products is eliminated in consolidation.


Net unrealized capital losses on available-for-sale debt securities are included above in other liabilities and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

Item 1.  Financial Statements.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(8)   DISCONTINUED PRODUCTS (CONTINUED)

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 1999 was as follows (pretax):

(Millions)
------------------------------------------------------------------------------------------------
Reserve at December 31, 1998                                                            $1,214.1
Results of discontinued products                                                            26.4
Reserve reduction                                                                          (77.2)
------------------------------------------------------------------------------------------------
Reserve at September 30, 1999                                                           $1,163.3
================================================================================================


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

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks. This credit facility terminates in June 2001. Various interest rate options are available under this facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .2% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at September 30, 1999 is at an annual rate of .08%. This facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income), of at least $7.5 billion.

On April 1, 1999 Aetna Services entered into an additional revolving credit facility in an aggregate amount of $500 million with a worldwide group of banks. This credit facility terminates on March 26, 2000. Various interest rate options are available under this facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .25% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at September 30, 1999 is at an annual rate of .08%. This facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income), of at least $7.5 billion.

Item 1.  Financial Statements.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(9)   DEBT AND GUARANTEE OF DEBT SECURITIES (CONTINUED)

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):


Balance Sheets Information:

                                                                September 30,                   December 31,
                                                                        1999                           1998
-----------------------------------------------------------------------------------------------------------
Total investments (excluding Separate Accounts)                    $35,823.8                      $38,313.9
Total assets                                                        95,755.6                       93,190.9
Total insurance liabilities                                         37,765.0                       38,566.9
Total liabilities                                                   94,099.4                       90,770.3
Total redeemable preferred stock                                       275.0                          275.0
Total shareholder's equity                                           1,381.2                        2,145.6
-----------------------------------------------------------------------------------------------------------


Statements of Income Information:

                                                          Three Months Ended              Nine Months Ended
                                                          September 30, 1999             September 30, 1999
-----------------------------------------------------------------------------------------------------------
Total revenue                                                       $3,240.6                       $8,690.9
Total benefits and expenses                                          2,972.3                        7,949.6
Income before income taxes                                             268.3                          741.3
Net income                                                             133.6                          449.8
-----------------------------------------------------------------------------------------------------------

The amount of dividends which may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at September 30, 1999 without prior approval by state regulatory authorities is limited to approximately $312 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

Item 1.  Financial Statements.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(10)  SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three and nine months ended September 30, was as follows:

                                                                      Aetna
Three months ended September 30,                  Aetna U.S.      Financial           Aetna  Large Case     Corporate       Total
(Millions)                                        Healthcare       Services   International    Pensions  and Other (1)    Company
---------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from external customers                    $5,414.2         $178.4          $595.2      $ 47.6        $    -    $6,235.4
Net investment income                                  165.4          224.8            93.5       241.1           1.9       726.7
Equity in subsidiaries                                  (1.6)             -            23.5           -             -        21.9
---------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                           $5,578.0         $403.2          $712.2      $288.7        $  1.9    $6,984.0
=================================================================================================================================

Operating earnings (2)                              $  148.7         $ 58.0          $ 45.9      $ 21.0        $(66.4)   $  207.2
Other item (3)                                          (8.4)          (2.5)           (2.4)        (.1)          (.7)      (14.1)
Realized capital gains (losses), net of tax            (12.9)          (7.2)          (21.4)       (3.8)         17.5       (27.8)
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $  127.4         $ 48.3          $ 22.1      $ 17.1        $(49.6)   $  165.3
=================================================================================================================================

---------------------------------------------------------------------------------------------------------------------------------
1998
Revenues from external customers                    $3,966.0         $207.8          $411.4      $ 40.5        $   .3    $4,626.0
Net investment income                                  133.3          278.2            80.9       278.0           3.3       773.7
Equity in subsidiaries                                     -              -            21.7           -             -        21.7
---------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                           $4,099.3         $486.0          $514.0      $318.5        $  3.6    $5,421.4
=================================================================================================================================

Operating earnings (losses) (2)                     $  118.4         $ 71.8          $ 42.5      $ 20.6        $(64.6)   $  188.7
Other items (3)                                        (18.1)          (6.5)           (3.4)       43.8          (8.1)        7.7
Realized capital gains (losses), net of tax             13.2            1.3             1.7         (.2)            -        16.0
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $  113.5         $ 66.6          $ 40.8      $ 64.2        $(72.7)   $  212.4
=================================================================================================================================

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments. Realized capital gains (losses) reflect $13.7 million of previously deferred hedge gains related to an anticipated debt issuance. Refer to Financings and Financing Capacity in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(2) Operating earnings are comprised of net income (loss) excluding net realized capital gains (losses) and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3) Other items include Year 2000 costs for all segments in 1999 and 1998 and an after-tax benefit of $44.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 1998.

Item 1.  Financial Statements.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(10)   SEGMENT INFORMATION (CONTINUED)

                                                                    Aetna
Nine months ended September 30,                    Aetna U.S.   Financial            Aetna   Large Case     Corporate        Total
(Millions)                                         Healthcare    Services    International     Pensions   and Other(1)     Company
----------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from external customers                    $14,062.6    $  478.4         $1,714.6     $  123.9       $    .4    $16,379.9
Net investment income                                   444.6       672.3            285.1        756.0           6.2      2,164.2
Equity in subsidiaries                                   (1.6)          -             70.0            -             -         68.4
----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                           $14,505.6    $1,150.7         $2,069.7     $  879.9       $   6.6    $18,612.5
==================================================================================================================================

Operating earnings (2)                              $   416.7    $  167.3         $  141.5     $   65.2       $(186.1)   $   604.6
Other items (3)                                         (46.6)      (13.6)            (9.6)        49.8          (2.5)       (22.5)
Realized capital gains (losses), net of tax             (16.6)       (4.7)           (19.3)        15.4          15.0        (10.2)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $   353.5    $  149.0         $  112.6     $  130.4       $(173.6)   $   571.9
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
1998
Revenues from external customers                    $10,355.1    $  602.4         $1,156.9     $  126.2       $   1.0    $12,241.6
Net investment income                                   386.6       827.8            263.6        883.4           6.1      2,367.5
Equity in subsidiaries                                      -           -             76.6            -             -         76.6
----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                           $10,741.7    $1,430.2         $1,497.1     $1,009.6       $   7.1    $14,685.7
==================================================================================================================================

Operating earnings (losses) (2)                     $   323.5    $  207.6         $  120.7     $   65.4       $(188.1)   $   529.1
Other items (3)                                         (42.5)      (15.7)            (6.2)        43.4         (12.1)       (33.1)
Realized capital gains (losses), net of tax              41.8         6.4              (.7)        33.6          68.5        149.6
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $   322.8    $  198.3         $  113.8     $  142.4       $(131.7)   $   645.6
==================================================================================================================================

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments. Realized capital gains (losses) reflect $13.7 million of previously deferred hedge gains related to an anticipated debt issuance. Refer to Financings and Financing Capacity in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

(2) Operating earnings are comprised of net income (loss) excluding net realized capital gains (losses) and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3) Other items include Year 2000 costs for all segments in 1999 and 1998 and an after-tax benefit of $50.2 million and $44.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 1999 and 1998, respectively.

(11)  COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In connection with the sale of its property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represented the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. Lease payments will be charged to this facilities reserve as they are made over the remaining lease term. At September 30, 1999 and December 31, 1998, the balance in this facilities reserve was $274 million and $288 million, respectively.

Item 1.  Financial Statements.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(11)  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation

Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March, 1999. On August 9, 1999 the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Substantial discovery has taken place, including depositions commencing in the late summer of 1999 of current and former senior officers of the Company. Discovery on the merits is scheduled to be completed in the fourth quarter of 1999. Trial is scheduled to begin in early 2000. The Company is defending the actions vigorously.

The Company has recently become involved in several purported class action lawsuits that it believes are part of a wave of similar actions targeting the health care industry and, in particular, the conduct of business by managed care companies.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on October 4, 1999 by Anthony Conte (the "Conte Complaint"). The Conte Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare Inc. for alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Conte Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of provider compensation arrangements in the literature that it makes available to actual or prospective members. The Company intends to defend the action vigorously and on November 1, 1999 filed a motion to dismiss the litigation for failure to state a claim upon which relief can be granted. This litigation is in the preliminary stages.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neil (the "O'Neil Complaint"). The O'Neil Complaint seeks various forms of relief, including unspecified damages and treble damages, from the Company, Aetna U.S. Healthcare Inc., Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The O'Neil Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. Defendants intend to defend the action vigorously. This litigation is in the preliminary stages.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(11)  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

A purported class action complaint was filed in the Supreme Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Cutright (the "Cutright Complaint"). The Cutright Complaint seeks various forms of relief, including injunctive relief and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and unnamed persons for alleged violations of California Business and Professions Code Sections 17200 and 17500 in connection with the sale and marketing of health plans in California. The Cutright Complaint alleges that defedants are liable for alleged misrepresentations and ommissions relating to advertising, marketing and member materials directed to Atna HMO members. Defendants intend to defend the action vigorously. This litigation is in the preliminary stages.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of RICO, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999 the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice, marketing and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March, 1996 in Superior Court for the state of California, county of San Bernardino. The action alleges damages for unpaid medial bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out of network providers without prior authorization. On January 20, 1999 a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999 the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999 Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously. While the ultimate outcome of the lawsuits referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the lawsuits referred to in this paragraph are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 1.  Financial Statements.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the related condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
October 27, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three and nine months ended September 30, 1999 and 1998. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Aetna Inc.'s 1998 Annual Report on Form 10-K.

OVERVIEW

General

The Company's current operations include three core businesses - Aetna U.S. Healthcare, Aetna Financial Services (formerly Aetna Retirement Services) and Aetna International. Aetna U.S. Healthcare provides a full spectrum of managed care, indemnity, and group life and disability insurance products. Aetna Financial Services offers a range of financial services products including annuity contracts, investment advisory services, financial planning and pension plan administration services. Aetna International, through subsidiaries and joint venture operations, sells primarily life insurance, health insurance and financial services products in markets outside the United States. The Company also has a Large Case Pensions business that manages a variety of retirement products for defined benefit and defined contribution plans.

Consolidated Results

The Company reported net income of $165 million for the three months ended September 30, 1999 compared to $212 million for the same period in 1998. Net income per diluted common share for the three months ended September 30, 1999 was $1.09, compared with $1.36 a year ago.

Net income reflects Year 2000 costs of $14 million for the three months ended September 30, 1999 and $37 million for the same period in 1998. Net income for the three months ended September 30, 1998 includes a reduction of the reserve for loss on discontinued products for Large Case Pensions of $44 million. Net realized capital losses were $28 million for the three months ended September 30, 1999 and net realized capital gains were $16 million for the same period in 1998. Excluding these items, results were $207 million for the three months ended September 30, 1999 compared to $189 million for the same period in 1998.

The Company reported net income of $572 million for the nine months ended September 30, 1999 compared to $646 million for the same period in 1998. Net income per diluted common share for the nine months ended September 30, 1999 was $3.74, compared with $4.10 a year ago.

Net income reflects Year 2000 costs of $73 million for the nine months ended September 30, 1999 and $77 million for the same period in 1998. Net income includes a reduction of the reserve for loss on discontinued products for Large Case Pensions of $50 million for the nine months ended September 30, 1999 and $44 million for the same period in 1998. Net realized capital losses were $10 million for the nine months ended September 30, 1999 and net realized capital gains were $150 million for the same period in 1998. Excluding these items, results were $605 million for the nine months ended September 30, 1999 compared to $529 million for the same period in 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Acquisitions and Dispositions

Aetna U.S. Healthcare

Prudential Health Care Business

On August 6, 1999, the Company acquired The Prudential Insurance Company of America's ("Prudential") health care business ("PHC") for approximately $1 billion. Included in the acquistion are PHC's risk HMO,POS,PPO and Indemnnity health lines, as well as its dental risk business. The Company financed the transaction by issuing $500 million of three-year senior notes to Prudential and by using funds made available from the issuance of commercial paper. The Company expects to ultimately replace this commercial paper with medium- or long-term fixed income securities. The Company also agreed to service Prudential's administrative services only contracts.

Since the closing, the Company's results have been affected by, among other things, the operating results of PHC, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created as a result of the transaction. The operations, and related amortization of intangible assets, of PHC are reflected in the Aetna U.S. Healthcare segment while the financing costs of the acquisition are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare", "Corporate", "Liquidity and Capital Resources" and
Note 3 of the Condensed Notes to Consolidated Financial Statements for further discussion.

Sale of NYLCare Texas

In connection with the PHC acquisition, the Company reached an agreement with the U.S. Department of Justice and the State of Texas that will result in the divestiture of certain Texas HMO/POS and other related businesses ("NYLCare Texas") acquired by the Company as part of the 1998 NYLCare acquisition. Pursuant to this agreement, on September 14, 1999, Aetna U.S. Healthcare and Health Care Service Corporation ("HCSC") entered into an agreement for Blue Cross and Blue Shield of Texas ("Blue Cross"), a division of HCSC, to acquire the NYLCare Texas operations for approximately $500 million in cash, subject to certain adjustments, including an adjustment based on the level of membership at the closing date. The Blue Cross agreement affects approximately
520,000 Commercial HMO members and 16,000 PPO members in the Houston, Austin, San Antonio, Corpus Christi, Beaumont, Dallas-Fort Worth, San Angelo, Texarkana and Amarillo areas. Aetna U.S. Healthcare will retain approximately 108,000 NYLCare Medicare members through a reinsurance and administrative services agreement. The Blue Cross agreement is subject to regulatory approval, and the transaction is expected to close by the first quarter of 2000. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth, share repurchases and acquisitions. The sale is expected to result in a capital gain which will be determined upon closing. The earnings of the divested businesses were not material to the Aetna U.S. Healthcare segment or to the Company's consolidated results of operations. Effective for the third quarter 1999, the earnings of NYLCare Texas are presented on an equity basis (reflected as net investment income) in the Consolidated Financial Statements consistent with the agreement with the U.S. Department of Justice and the State of Texas.

NYLCare Health Business

In July 1998, the Company acquired NYLCare. The total purchase price was approximately $1.1 billion. Since the closing, the Company's results have been affected by, among other things, the operating results of NYLCare, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created as a result of the transaction. The operations, and related amortization of intangible assets, of NYLCare are reflected in the Aetna U.S. Healthcare segment while the financing costs of the acquisition are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare", "Corporate", "Liquidity and Capital Resources" and Note 3 of the Condensed Notes to Consolidated Financial Statements for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Acquisitions and Dispositions (Continued)

Aetna Financial Services

In October 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation for approximately $1 billion. The principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement. For more details about the transaction and the indemnity reinsurance arrangement, refer to "Aetna Financial Services" and
Note 3 of the Condensed Notes to Consolidated Financial Statements.

Aetna International

On October 1, 1999, Aetna International, Inc. completed the sale of its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. The Company's previously announced plan to sell its Canadian operations, as well as the closing, was dependent upon receiving regulatory approval for the sale, which was received on September 30, 1999. Accordingly, a capital loss of $22 million for the sale was recognized during the third quarter of 1999. The revenue and earnings of the Canadian operations were not material to the Company. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth, share repurchases and acquisitions. Refer to "Aetna International" and Note 3 of the Condensed Notes to Consolidated Financial Statements for further discussion.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE

Operating Summary

                                                   Three Months Ended September 30,                 Nine Months Ended September 30,
                                        ------------------------------------------------------------------------------------------
(Millions)                                    1999(1)          1998(2)    % Change         1999(1)         1998(2)        % Change
----------------------------------------------------------------------------------------------------------------------------------
Premiums                                $  4,935.8         $3,584.1           37.7%    $12,797.5       $ 9,270.1              38.1%
Net investment income                        163.8            133.3           22.9         443.0           386.6              14.6
Fees and other income                        478.4            381.9           25.3       1,265.1         1,085.0              16.6
Net realized capital gains (losses)          (20.1)            19.2              -         (25.6)           63.4                 -
----------------------------------------------------------------------------------------------------------------------------------
         Total revenue                     5,557.9          4,118.5           34.9      14,480.0        10,805.1              34.0
----------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                4,205.0          3,084.5           36.3      10,939.2         7,957.3              37.5
Operating expenses                         1,016.8            725.6           40.1       2,586.8         1,969.8              31.3
Amortization of goodwill and
   other acquired intangible assets          108.6             99.1            9.6         312.4           280.5              11.4
----------------------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses       5,330.4          3,909.2           36.4      13,838.4        10,207.6              35.6
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                   227.5            209.3            8.7         641.6           597.5               7.4
Income taxes                                 100.1             95.8            4.5         288.1           274.7               4.9
----------------------------------------------------------------------------------------------------------------------------------
Net income                              $    127.4       $    113.5           12.2%    $   353.5       $   322.8               9.5%
==================================================================================================================================
Net realized capital gains (losses),
   net of tax (included above)          $    (12.9)      $     13.2              -%    $   (16.6)      $    41.8                 -%
==================================================================================================================================

(1) Results include PHC since August 6, 1999.

(2) Results include NYLCare, including the portion that the Company has agreed to divest, since July 15, 1998.

Aetna U.S. Healthcare's net income for the three months ended September 30, 1999 increased $14 million compared to the same period in 1998. Net income includes Year 2000 costs of $8 million for the three months ended September 30, 1999 and $18 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended September 30, 1999 increased $30 million, or 26%, compared to the same period in 1998.

Net income for the nine months ended September 30, 1999 increased by $31 million compared to the same period in 1998. Net income includes Year 2000 costs of $47 million for the nine months ended September 30, 1999 and $43 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the nine months ended September 30, 1999 increased $93 million, or 29%, compared to the same period in 1998.

Net realized capital losses for the three and nine months ended September 30, 1999 reflect the Company's rebalancing of the investment portfolio in a rising interest rate environment.

Acquisition of the Prudential Health Care Business

On August 6, 1999, the Company acquired PHC. The Company also agreed to service Prudential's administrative services only ("ASO") contracts following the acquisition. Included in the acquisition are PHC's risk HMO, POS, PPO and Indemnity health lines, as well as its dental risk business. Subsequent to the closing, Aetna U.S. Healthcare's results have been affected by, among other things, the operating results of PHC and the amortization of intangible assets (primarily goodwill) created by the transaction. PHC has incurred significant operating losses in recent periods. The Company is seeking to improve PHC's profitability by, among other things, reducing administrative costs and improving underwriting and pricing discipline. If the Company is not able to improve PHC's profitability, it could have an adverse effect on Aetna U.S. Healthcare's profitability. Refer to "Overview" and Note 3 of the Condensed Notes to Consolidated Financial Statements for a further discussion of the PHC acquisition and the Company's agreement to divest NYLCare Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Business Results

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare, the operating earnings discussion that follows excludes the amortization of goodwill and other acquired intangible assets (including the goodwill associated with the U.S. Healthcare, NYLCare and PHC acquisitions), Year 2000 costs and net realized capital gains or losses in both periods.


                                                Three Months Ended September 30,        Nine Months Ended September 30,
                                           ------------------------------------     ----------------------------------
(Millions)                                        1999 (1)                1998 (2)              1999 (1)          1998 (2)
----------------------------------------------------------------------------------------------------------------------

Operating earnings:
   Health Risk and PHC                          $ 158.9                $ 107.6               $ 432.5           $ 296.3
   Group Insurance and Other Health                77.2                   91.4                 236.7             257.3
----------------------------------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare                     $ 236.1                $ 199.0               $ 669.2           $ 553.6
======================================================================================================================

Commercial HMO Premium PMPM                     $138.01                $134.01               $138.72           $134.63
----------------------------------------------------------------------------------------------------------------------
Commercial HMO Medical Cost PMPM                $115.47  (3)           $110.27               $114.75   (3)     $110.46
----------------------------------------------------------------------------------------------------------------------
Commercial HMO Medical Loss Ratio                  83.7% (3)              82.3%                 82.7%  (3)        82.0%
----------------------------------------------------------------------------------------------------------------------

Medicare HMO Premium PMPM                       $490.64                $477.34               $488.85           $473.26
----------------------------------------------------------------------------------------------------------------------
Medicare HMO Medical Cost PMPM                  $450.50  (3)           $437.77               $444.08   (3)     $441.19
----------------------------------------------------------------------------------------------------------------------
Medicare HMO Medical Loss Ratio                    91.8% (3)              91.7%                 90.8%  (3)        93.2%
----------------------------------------------------------------------------------------------------------------------

(1) Includes PHC since August 6, 1999.

(2) Includes NYLCare, including the portion that the Company has agreed to divest, since July 15, 1998.

(3) Does not reflect $24.5 million pretax of net recoveries under a reinsurance agreement with Prudential.

Health Risk and PHC

Health Risk (which includes all health products for which Aetna U.S. Healthcare assumes all or a majority of health care cost and utilization risk) and PHC earnings increased $51 million for the three months ended September 30, 1999 and $136 million for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. The increase in 1999 earnings primarily reflects HMO membership growth, improved Medicare HMO results due to the exiting of several Medicare markets as of January 1, 1999, and higher investment income partly offset by higher expenses. Also contributing to higher results was the addition of PHC, including the benefit of supplemental fees for servicing Prudential's ASO customers and net recoveries under a reinsurance agreement with Prudential.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Commercial HMO

Commercial HMO premium per member per month ("PMPM") increased 3% for the three and nine months ended September 30, 1999 compared to the corresponding periods of 1998. Excluding PHC, the increase would have been 6% for the three months ended September 30, 1999 and 4% for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. These increases were primarily due to premium rate increases, partially offset by customers selecting lower premium plans and a shift in the geographic mix of membership.

Commercial HMO medical cost PMPM increased 5% for the three months ended September 30, 1999 and 4% for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. Excluding PHC, the increase would have been 6% for the three months ended September 30, 1999 and 4% for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. These increases reflect higher medical costs due to medical cost inflation and increased utilization, partially offset by medical cost initiatives.

The Commercial HMO medical loss ratio was 83.7% for the three months ended September 30, 1999 compared to 82.3% for the three months ended September 30, 1998. This ratio was 82.7% for the nine months ended September 30, 1999 compared to 82.0% for the corresponding period of 1998. These increases are primarily due to the addition of the PHC business at a medical loss ratio of 87.2%. Excluding the impact of PHC members and the NYLCare Texas members being divested, the medical loss ratio is relatively flat for both periods as price increases kept pace with medical cost inflation.

Medicare HMO

Medicare HMO premium PMPM increased 3% for the three and nine months ended September 30, 1999 compared to the corresponding periods of 1998. Excluding PHC, the increase would have remained 3% for the three and nine months ended September 30, 1999 compared to the corresponding periods of 1998. These increases were primarily due to Health Care Financing Administration rate increases and increases in supplemental premiums, partially offset by a shift in the geographic mix of membership.

Medicare HMO medical cost PMPM increased 3% for the three months ended September 30, 1999 and 1% for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. Excluding PHC, the increase would have been 2% for the three months ended September 30, 1999 and essentially level for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. The three month increase reflects higher medical costs offset by the favorable impact of exiting several markets as of January 1, 1999.

The Medicare HMO medical loss ratio was 91.8% for the three months ended September 30, 1999 compared to 91.7% for the three months ended September 30, 1998. Excluding the impact of PHC members, the medical loss ratio decreased for the three months ended September 30, 1999 compared to the corresponding period of 1998. The medical loss ratio was 90.8% for the nine months ended September 30, 1999 compared to 93.2% for the corresponding period of 1998. The medical loss ratio for the nine months ended September 30, 1999 was not significantly impacted by the addition of PHC members. The improvement in each period reflects the favorable impact of exiting several markets as of January 1, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

PHC Agreement

The Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential has agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold is 83.5% for August 6, 1999 through December 31, 1999 and 84% for January 1, 2000 through December 31, 2000. During the period August 6, 1999 through September 30, 1999, net reinsurance recoveries under this agreement (reflected as a reduction of current and future benefits) were $25 million pretax. The premium is subject to adjustment if medical costs of PHC are below these threshold medical loss ratio levels.

The Company also agreed to service Prudential's ASO contracts. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run-off period, but no later than June 30, 2001. Prudential ASO customers will remain Prudential customers as long as the contracts remain in force. The Company is maintaining personnel, systems and other resources necessary to service the ASO business during the run-off period, as it was not feasible to segregate these operating assets from those purchased in the PHC transaction. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO customers to the Company, as well as paying certain supplemental fees. It is expected that this fee structure will be sufficient to cover at least the expenses to administer this business. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the period August 6, 1999 through September 30, 1999, the Company recorded total fees for servicing the Prudential ASO business of $90 million pretax, including supplemental fees of $40 million pretax (reflected as fees and other income). The results of servicing this business during the run-off period will depend on, among other things, rate increases that are obtained from renewing customers (most of such rate increases were implemented by Prudential prior to the Company's servicing of these contracts), the timing and extent of ASO contract terminations and the cost structure for servicing these contracts.


Group Insurance and Other Health

Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. Group Insurance and Other Health results decreased $14 million for the three months ended September 30, 1999 compared to the corresponding period of 1998. This decrease reflects higher operating expenses and unfavorable disability experience, partially offset by favorable developments in claim benefit reserve estimates for NYLCare life and disability products and higher investment and fee income.

Results decreased $21 million for the nine months ended September 30, 1999 compared to the corresponding period of 1998. This decrease reflects higher operating expenses and less favorable developments in claim benefit reserve estimates, partially offset by higher fees and investment income. Fourth quarter 1999 results for Group Insurance and Other Health are expected to be comparable to third quarter 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Membership

Aetna U.S. Healthcare's membership was as follows:

                                         September 30, 1999 (1)                             September 30, 1998
                               ---------------------------------------            -------------------------------------
(Thousands)                             Risk      Nonrisk        Total                    Risk      Nonrisk       Total
-----------------------------------------------------------------------------------------------------------------------
HMO
 Commercial (2)(3)                     8,669          722        9,391                   5,044          641       5,685
 Medicare                                706            -          706                     531            -         531
 Medicaid                                171           50          221                     129            -         129
-----------------------------------------------------------------------------------------------------------------------
        Total HMO                      9,546          772       10,318                   5,704          641       6,345
POS(3)                                   407        3,553        3,960                     262        2,507       2,769
PPO(3)                                   829        3,107        3,936                   1,225        2,972       4,197
Indemnity                                260        2,547        2,807                     242        2,247       2,489
-----------------------------------------------------------------------------------------------------------------------
 Total Health Membership              11,042        9,979       21,021                   7,433        8,367      15,800
=======================================================================================================================

Dental                                                          15,817                                            8,455

Group Insurance:
 Group Life                                                      9,409                                            9,994
 Disability                                                      2,258                                            2,821
 Long-Term Care                                                    108                                               92
-----------------------------------------------------------------------------------------------------------------------

(1) Health membership in thousands includes 5,335 PHC members (3,135 Commercial HMO risk, 119 Medicare HMO risk, 24 Medicaid HMO risk, 200 POS risk, 55 PPO risk, 110 Indemnity risk and 1,692 Administrative Services Only members that Aetna U.S. Healthcare has agreed to service (1,084 POS nonrisk, 93 PPO nonrisk and 515 Indemnity nonrisk)) and 8,017 Dental members. There were no group insurance PHC members.

(2) Includes 2,309 thousand POS members who access primary care physicians and referred care through an HMO network at September 30, 1999 and 1,306 thousand at September 30, 1998.

(3) Membership includes the NYLCare Texas operations to be sold. NYLCare Texas includes 520 thousand commercial HMO members and 16 thousand PPO members.

Total Health membership as of September 30, 1999 increased 5 million members, or 33%, when compared to September 30, 1998, due to the addition of PHC members, including ASO members that Aetna U.S. Healthcare has agreed to service. Excluding the impact of the PHC members, HMO membership increases were more than offset by declines in point-of-service ("POS"), preferred provider organization ("PPO") and Indemnity enrollment. The Company expects that it will experience declines in PHC membership during the current and upcoming enrollment cycles given the level of premium rate increases implemented by Prudential prior to the PHC closing as compared to premium rate increases for PHC a year earlier and given the fact that the company is not actively marketing PHC products.

Total Revenue and Expense

Revenue, excluding net realized capital gains or losses, increased by $1.5 billion, or 36%, for the three months ended September 30, 1999 and $3.8 billion or 35% for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. These increases were primarily due to the acquisition of PHC, the acquisition of NYLCare on July 15, 1998, Commercial
HMO membership growth and premium rate increases.

Operating expenses increased by $291 million, or 40%, for the three months ended September 30, 1999 and $617 million, or 31%, for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. These increases were primarily due to the acquisition of PHC and NYLCare as well as increased costs to support Commercial HMO membership growth. Operating expenses as a percentage of revenue was 18% for all periods reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES

Operating Summary

                                                         Three Months Ended September 30,         Nine Months Ended September 30,
                                                  ------------------------------------------------------------------------------
(Millions)                                                1999         1998(1) % Change            1999         1998(1) % Change
--------------------------------------------------------------------------------------------------------------------------------
Premiums (2)                                       $      44.2   $     38.6        14.5%     $     86.6    $   113.8       (23.9)%
Net investment income                                    224.8        278.2       (19.2)          672.3        827.8       (18.8)
Fees and other income                                    134.2        169.2       (20.7)          391.8        488.6       (19.8)
Net realized capital gains (losses)                      (11.2)         1.9           -            (7.3)         9.8           -
--------------------------------------------------------------------------------------------------------------------------------
         Total revenue                                   392.0        487.9       (19.7)        1,143.4      1,440.0       (20.6)
--------------------------------------------------------------------------------------------------------------------------------
Current and future benefits (2)                          201.1        254.2       (20.9)          564.2        739.8       (23.7)
Operating expenses                                        93.0        101.9        (8.7)          280.1        307.6        (8.9)
Amortization of deferred policy
   acquisition costs                                      25.9         36.2       (28.5)           77.6        106.7       (27.3)
--------------------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses                     320.0        392.3       (18.4)          921.9      1,154.1       (20.1)
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                72.0         95.6       (24.7)          221.5        285.9       (22.5)
Income taxes                                              23.7         29.0       (18.3)           72.5         87.6       (17.2)
--------------------------------------------------------------------------------------------------------------------------------
Net income                                         $      48.3   $     66.6       (27.5)%    $    149.0    $   198.3       (24.9)%
================================================================================================================================
Net realized capital gains (losses),
  net of tax (included above)                      $      (7.2)  $      1.3           -%     $     (4.7)   $     6.4           -%
================================================================================================================================
Deposits (not included in premiums above):
     Annuities -- fixed options                    $     524.2   $    238.8       119.5%     $  1,518.5    $   847.5        79.2%
     Annuities -- variable options                     1,330.3        850.3        56.5         3,875.4      2,704.9        43.3
     Individual life insurance                               -        113.5      (100.0)              -        374.2      (100.0)
--------------------------------------------------------------------------------------------------------------------------------
         Total                                     $   1,854.5   $  1,202.6        54.2%     $  5,393.9    $ 3,926.6        37.4%
================================================================================================================================
Assets under management and administration: (3)
   Annuities -- fixed options                                                                $ 12,557.2    $12,043.8         4.3%
   Annuities -- variable options (4)                                                           29,583.0     21,367.0        38.5
   Other investment advisory                                                                   17,256.8     12,130.9        42.3
--------------------------------------------------------------------------------------------------------------------------------
        Assets under management                                                                59,397.0     45,541.7        30.4
        Assets under administration (5)                                                         3,581.8      2,618.5        36.8
--------------------------------------------------------------------------------------------------------------------------------
Total financial services' assets under
 management and administration                                                                 62,978.8     48,160.2        30.8
--------------------------------------------------------------------------------------------------------------------------------
Individual life insurance assets under
    management                                                                                        -      2,826.1      (100.0)
--------------------------------------------------------------------------------------------------------------------------------
Total assets under management and
   administration                                                                          $   62,978.8    $50,986.3        23.5%
--------------------------------------------------------------------------------------------------------------------------------

(1) 1998 operating results reflect the operations of the individual life business which was sold on October 1, 1998.

(2) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $15.9 million for the three months ended September 30, 1999, $17.7 million for the three months ended September 30, 1998, $53.9 million for the nine months ended September 30, 1999 and $51.3 million for the nine months ended September 30, 1998.

(3) Excludes net unrealized capital losses of approximately $132.2 million at September 30, 1999 and net unrealized capital gains of approximately $552.3 million at September 30, 1998.

(4) Includes $10,138.7 million at September 30, 1999 and $6,099.4 million at September 30, 1998 of assets invested through Aetna Financial Services' products in unaffiliated mutual funds.

(5) Represents assets for which Aetna Financial Services provides administrative services only.

In order to more accurately reflect its business, effective October 1, 1999 Aetna Retirement Services changed its trade name to Aetna Financial Services. Aetna Financial Services' ("AFS") net income for the three months ended September 30, 1999 decreased $18 million compared to the same period in 1998 due to the sale of the individual life business on October 1, 1998. Net income includes Year 2000 costs of $3 million for the three months ended September 30, 1999 and $7 million for the same period in 1998. Net income for the three months ended September 30, 1998 also included $24 million related to the individual life insurance business. Excluding Year 2000 costs, net realized capital gains or losses and the 1998 individual life earnings, results for the three months ended September 30, 1999 increased $11 million, or 22%, compared to the third quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES (CONTINUED)

Net income for the nine months ended September 30, 1999 decreased $49 million compared to the same period in 1998 due to the sale of the individual life business on October 1, 1998. Net income includes Year 2000 costs of $14 million for the nine months ended September 30, 1999 and $16 million for the same period in 1998. Net income for the nine months ended September 30, 1998 also included $72 million related to the individual life insurance business. Excluding Year 2000 costs, net realized capital gains or losses and the 1998 individual life earnings, results for the nine months ended September 30, 1999 increased $31 million, or 23%, compared to the first nine months of 1998.

AFS' earnings, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                                              Three Months Ended September 30,            Nine Months Ended September 30,
                                        -------------------------------------       ------------------------------------
(Millions)                                    1999                       1998                1999                   1998
------------------------------------------------------------------------------------------------------------------------
Financial services                         $  58.0                     $ 47.5            $  167.3               $  136.1
Individual life insurance (1)                    -                       24.3                   -                   71.5
------------------------------------------------------------------------------------------------------------------------
     Total                                 $  58.0                     $ 71.8            $  167.3               $  207.6
========================================================================================================================

(1) The individual life business was sold on October 1, 1998.

The increase in earnings for financial services products primarily reflects increased fee income from increased assets under management and administration. Assets under management and administration at September 30, 1999 increased primarily due to appreciation in the stock market, as well as additional net deposits (deposits less surrenders) compared to a year ago. Compared to June 30, 1999, assets under management and administration increased due to additional net deposits substantially offset by market declines. Partially offsetting the increases in fee income were increased operating expenses resulting from business growth. However, for annuity products, operating expenses as a percentage of assets under management declined in both periods.

Of the $12.6 billion and $12.0 billion of fixed-annuity assets under management at September 30, 1999 and 1998, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rates on investments supporting fully guaranteed investment contracts were 7.3% and 7.6% and the average annualized earned rates on investments supporting experience-rated investment contracts were 7.6% and 7.9% for the nine months ended September 30, 1999 and 1998, respectively. The average annualized credited rates on fully guaranteed investment contracts were 6.3% and 6.5% and the average annualized credited rates on experience-rated investment contracts were 5.6% and 5.8% for the nine months ended September 30, 1999 and 1998, respectively. The resulting annualized interest margins on fully guaranteed investment contracts were 1.0% and 1.1% and on experience-rated investment contracts were 2.0% and 2.1% for the nine months ended September 30, 1999 and 1998, respectively.

Sale of Individual Life Insurance Business

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The sale resulted in an after-tax gain of approximately $152 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $88 million of the gain and is recognizing it over approximately 15 years. Approximately $2 million of the gain was recognized during the three months ended September 30, 1999 and approximately $6 million was recognized during the first nine months of 1999. Revenues from the business sold were $135 million for the three months ended September 30, 1998 and were $399 million for the first nine months of 1998. For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 3 of the Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary

                                            Three Months Ended September 30,             Nine Months Ended September 30,
                                    --------------------------------------------------------------------------------------------
(Millions)                                1999             1998     % Change          1999              1998        % Change
--------------------------------------------------------------------------------------------------------------------------------
Premiums                              $  562.0        $   376.0        49.5%       $1,623.7        $  1,063.1            52.7%
Net investment income                    117.0            102.6        14.0           355.1             340.2             4.4
Fees and other income                     33.2             35.4        (6.2)           90.9              93.8            (3.1)
Net realized capital
 gains (losses)                           43.5              1.2           -            46.4              (3.9)              -
--------------------------------------------------------------------------------------------------------------------------------
         Total revenue                   755.7            515.2        46.7         2,116.1           1,493.2            41.7
--------------------------------------------------------------------------------------------------------------------------------
Current and future benefits              487.9            337.2        44.7         1,373.0             919.7            49.3
Operating expenses                       145.6             98.4        48.0           436.6             334.8            30.4
Interest expenses                          2.3              2.4        (4.2)            6.8               8.2           (17.1)
Amortization of goodwill and other
   acquired intangible assets              2.4              2.4           -            10.5              12.7           (17.3)
Amortization of deferred policy
   acquisition costs                      26.1             24.5         6.5            75.9              68.9            10.2
--------------------------------------------------------------------------------------------------------------------------------
         Total benefits
           and expenses                  664.3            464.9        42.9         1,902.8           1,344.3            41.5
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                91.4             50.3        81.7           213.3             148.9            43.3
Income taxes                              69.3              9.5           -           100.7              35.1           186.9
--------------------------------------------------------------------------------------------------------------------------------
Net income                            $   22.1        $    40.8       (45.8)%     $   112.6        $    113.8            (1.1)%
================================================================================================================================
Net realized capital gains
  (losses), net of
  tax (included above)                $  (21.4)       $     1.7           -%      $   (19.3)       $      (.7)              -%
================================================================================================================================

Aetna International's net income for the three months ended September 30, 1999 decreased by $19 million compared to the same period in 1998. Net income includes Year 2000 costs of $2 million for the three months ended September 30, 1999 and $3 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended September 30, 1999 increased $3 million, or 8%, compared to the same period in 1998.

Net income for the nine months ended September 30, 1999 decreased by $1 million compared to the same period in 1998. Net income includes Year 2000 costs of $10 million for the nine months ended September 30, 1999 and $6 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the nine months ended September 30, 1999 increased $21 million, or 17%, compared to the same period in 1998.

The increase in the effective tax rate for the three and nine months ended September 30, 1999 primarily reflects taxes on undistributed earnings resulting from the Company's sale of its Canadian operations. Excluding the tax effect of these undistributed earnings and the Company's equity in earnings of affiliates, Aetna International's effective tax rate declined primarily due to a tax holiday and recognition of prior year net operating loss tax benefits in Malaysia.

Earnings by major geographic location, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                                 Three Months Ended September 30,               Nine Months Ended September 30,
                        ---------------------------------------        ---------------------------------------
(Millions)                               1999               1998               1999                     1998
--------------------------------------------------------------------------------------------------------------
Asia Pacific (1)                      $  18.1             $ 16.6            $   48.4                  $   44.5
Americas (2)                             30.3               26.2               106.9                      83.4
Other (3)                                (2.5)               (.3)              (13.8)                     (7.2)
--------------------------------------------------------------------------------------------------------------
     Total                            $  45.9             $ 42.5            $  141.5                  $  120.7
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL (CONTINUED)

The increase in earnings for the three months ended September 30, 1999 primarily reflects earnings growth in the Mexican businesses, favorable tax benefits in Malaysia and Mexico and growth in Taiwan substantially offset by losses in Brazil. Fluctuations in foreign currencies did not significantly impact earnings for the third quarter of 1999.

The increase in earnings for the nine months ended September 30, 1999 primarily reflects business growth in Mexico as well as strong performance in Canada, Chile, Malaysia, and Taiwan partially offset by lower earnings in Brazil. The weakening of foreign currencies significantly offset growth in local currency earnings in Brazil and partially offset local currency earnings in Mexico and Chile during the nine months ended September 30, 1999.

On October 1, 1999, Aetna International completed the sale of its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. The Company's previously announced plan to sell its Canadian operations, as well as the closing, was dependent upon receiving regulatory approval for the sale, which was received on September 30, 1999. Accordingly, a capital loss of $22 million for the sale, including taxes on previously undistributed earnings, was recognized during the third quarter of 1999. The revenue and earnings of the Canadian operations were not material to the Company. The earnings of the Canadian operations have been an important contributor to Aetna International's results of operations and growth over the past several years. However, Aetna International has also made investments in several emerging markets and expects that its earnings will continue to grow annually. Refer to "Overview" for additional information related to the sale of Aetna International's Canadian operations.

The impact of the earthquake in Taiwan, which occurred in late September, is not currently expected to be material to the Company. The Company also continues to monitor Latin American economies, which are in recession, and the potential near-term impact on our businesses. Further currency devaluations in Latin America, or in other regions where the Company has established operations, could adversely affect future operating earnings when translated into U.S. dollars. Refer to "Aetna International" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1998 Annual Report on Form 10-K for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

                                             Three Months Ended September 30,           Nine Months Ended September 30,
                                       --------------------------------------------------------------------------------
(Millions)                                1999           1998        % Change        1999         1998        % Change
-----------------------------------------------------------------------------------------------------------------------
Premiums                              $   32.8      $    31.6          3.8%    $     90.2    $     101.0        (10.7)%
Net investment income                    241.1          278.0        (13.3)         756.0          883.4        (14.4)
Fees and other income                     14.8            8.9         66.3           33.7           25.2         33.7
Net realized capital
 gains (losses)                           (5.7)           (.3)           -           23.8           51.7        (54.0)
-----------------------------------------------------------------------------------------------------------------------
         Total revenue                   283.0          318.2        (11.1)         903.7        1,061.3        (14.8)
-----------------------------------------------------------------------------------------------------------------------
Current and future benefits              248.0          272.0         (8.8)         753.5          872.4        (13.6)
Operating expenses                         7.5            9.3        (19.4)          23.8           28.2        (15.6)
Reduction of reserve for loss on
   discontinued products                     -          (68.0)       100.0          (77.2)         (68.0)       (13.5)
-----------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses     255.5          213.3         19.8          700.1          832.6        (15.9)
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                27.5          104.9        (73.8)         203.6          228.7        (11.0)
Income taxes                              10.4           40.7        (74.4)          73.2           86.3        (15.2)
-----------------------------------------------------------------------------------------------------------------------
Net income                            $   17.1      $    64.2        (73.4)%   $    130.4    $     142.4         (8.4)%
=======================================================================================================================
Net realized capital gains
 (losses), net of
   tax (included above)               $   (3.8)     $     (.2)           -%    $     15.4    $      33.6        (54.2)%
=======================================================================================================================
Deposits not included in
   premiums above                     $  162.7      $   263.7        (38.3)%   $    624.0    $     613.7          1.7%
=======================================================================================================================
Assets under management (1) (2)                                                $ 26,670.8    $  28,446.9         (6.2)%
=========================================================================================================================

(1) Excludes net unrealized capital losses of approximately $144.4 million at September 30, 1999 and net unrealized capital gains of approximately $733.2 million at September 30, 1998.

(2) Includes assets under management of $6,126.9 million at September 30, 1999 and $6,892.1 million at September 30, 1998 related to discontinued products.

Large Case Pensions' net income for the three months ended September 30, 1999 decreased by $47 million compared to the same period in 1998. Net income includes Year 2000 costs of $.1 million for the three months ended September 30, 1999 and $.4 million for the same period in 1998. During the three months ended September 30, 1998, the Company released $44 million of the reserve related to discontinued products primarily as a result of favorable investment performance. Excluding Year 2000 costs, the discontinued products reserve release in 1998 and net realized capital gains or losses in both periods, results for the three months ended September 30, 1999 remained relatively level compared to the same period in 1998.

Net income for the nine months ended September 30, 1999 decreased by $12 million compared to the same period in 1998. Net income includes Year 2000 costs of $.4 million for the nine months ended September 30, 1999 and $.8 million for the same period in 1998. Net income also includes a reduction of the reserve for loss on discontinued products of $50 million for the first nine months of 1999, and $44 million for the same period in 1998. Excluding Year 2000 costs, discontinued products reserve releases and net realized capital gains or losses in both periods, results for the nine months ended September 30, 1999 remained relatively level compared to the same period in 1998.

The results for the three and nine months ended September 30, 1999 continue to reflect the redeployment of capital supporting this business, partially offset by lower expenses. Assets under management at September 30, 1999 were 6% lower than a year earlier. This decrease primarily resulted from the continuing runoff of underlying liabilities. Large Case Pensions' earnings are expected to decline in 2000 as capital supporting maturing obligations is redeployed to other business purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):

                                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                              --------------------------------------      ------------------------------------
(Millions)                                               1999                   1998                 1999                 1998
------------------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities
   and benefit payments (1)                           $ 233.0              $   233.2            $   711.5              $ 706.2
Contractholder withdrawals other than
   scheduled contract maturities and benefit
   payments                                           $ 161.3              $    86.8            $   362.3              $ 259.3
Participant directed withdrawals                      $  16.1              $    22.3            $    60.0              $  74.9
------------------------------------------------------------------------------------------------------------------------------


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

The results of discontinued products were as follows:

                                                           Three Months Ended September 30,    Nine Months Ended September 30,
                                                          --------------------------------    -------------------------------
(Millions)                                                              1999          1998                1999           1998
-----------------------------------------------------------------------------------------------------------------------------
Interest margin (1)                                                 $   (4.0)       $ (4.3)           $  (12.6)      $  (15.9)
Net realized capital gains (losses) (2)                                 (8.0)          5.0                 3.9           53.8
Interest earned on receivable from continuing
  products                                                               5.1           5.8                16.1           17.0
Other, net                                                               4.2           (.6)               10.1            1.0
-----------------------------------------------------------------------------------------------------------------------------
Results of discontinued products, after tax                         $   (2.7)       $  5.9            $   17.5       $   55.9
=============================================================================================================================
Results of discontinued products, pretax                            $   (4.3)       $  8.2            $   26.4       $   91.7
=============================================================================================================================
Net realized capital gains (losses) from sales of bonds,
   after tax (included above)                                       $  (10.5)       $  (.6)           $   (2.7)      $   28.5
=============================================================================================================================

(1) The interest margin is the difference between earnings on invested assets and interest credited to contractholders.

(2) Includes net realized capital gains of $2.7 million for the three months ended September 30, 1998 and $25.4 million for the nine months ended September 30, 1998 related to favorable developments in real estate markets.

Total assets supporting discontinued products and the reserve include a receivable from continuing products of $459 million, net of related deferred taxes payable, at September 30, 1999. Interest income accrues on this receivable at the discount rate used to calculate the reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 1999 was as follows (pretax):

(Millions)
-------------------------------------------------------------------------------------------------------
Reserve at December 31, 1998                                                                 $  1,214.1
Results of discontinued products                                                                   26.4
Reserve reduction                                                                                 (77.2)
-------------------------------------------------------------------------------------------------------
Reserve at September 30, 1999                                                                $  1,163.3
=======================================================================================================

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $50 million ($77 million pretax) of the reserve was released in the second quarter of 1999 primarily due to favorable investment performance. A similar review in the third quarter of 1998 resulted in the Company's release of $44 million ($68 million pretax) of the discontinued products reserve. The current reserve reflects management's best estimate of anticipated future losses.

Distributions on discontinued products were as follows:

                                                    Three Months Ended September 30,              Nine Months Ended September 30,
                                               ------------------------------------          -----------------------------------
(Millions)                                                     1999            1998                        1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities, settlements
 and benefit payments                                      $  304.1        $  264.6                    $   970.8      $  1,124.7
Participant directed withdrawals                           $    3.4        $    4.8                    $    12.0      $     17.7
--------------------------------------------------------------------------------------------------------------------------------

Refer to Note 8 of the Condensed Notes to Consolidated Financial Statements for additional information.

CORPORATE

Operating Summary

                                          Three Months Ended September 30,               Nine Months Ended September 30,
                                    -------------------------------------        --------------------------------------
(Millions, after tax)                      1999         1998     % Change                1999         1998     % Change
-----------------------------------------------------------------------------------------------------------------------
Interest expense                        $  45.7      $  42.0          8.8%           $  126.4    $   111.9         13.0%
=======================================================================================================================
Other operating expenses, net           $  21.4      $  30.7        (30.3)%          $   62.2    $    88.3        (29.6)%
Net realized capital gains (1)            (17.5)           -            -               (15.0)       (68.5)        78.1
-----------------------------------------------------------------------------------------------------------------------
Total other expense                     $   3.9      $  30.7        (87.3)%          $   47.2    $    19.8        138.4%
=======================================================================================================================

(1) After-tax net realized capital gains for the nine months ended September 30, 1998 include gains of $74.4 million related to the sale of the Company's remaining investment in Travelers Property Casualty Corporation.

The Corporate segment includes interest expense and other expenses that are not directly related to the Company's business segments. "Other Operating Expenses" include corporate expenses such as staff area expenses, advertising and contributions, which are partially offset by net investment income.

The increase in interest expense for the three months ended September 30, 1999 is due to the issuance of debt to fund the acquisition of PHC. Interest expense increased for the nine months ended September 30, 1999 due to the issuance of additional debt for the NYLCare and PHC acquisitions.

Included in other operating expenses are Year 2000 costs of $.7 million for the three months ended September 30, 1999, $8 million for the same period in 1998, $3 million for the nine months ended September 30, 1999 and $12 million for the same period in 1998. Excluding Year 2000 costs, other operating expenses decreased due to continued cost reduction initiatives, as well as system implementation costs during 1998 that were not present in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS

Investments disclosed in this section relate to the Company's total general account portfolio (including assets supporting discontinued products and experience-rated products).

Total Investments

(Millions)                                September 30, 1999                     December 31, 1998
--------------------------------------------------------------------------------------------------
Debt securities                                 $  30,708.6                            $  32,180.8
Equity securities                                     841.5                                  800.5
Short-term investments                                892.4                                  942.2
Mortgage loans                                      3,535.2                                3,553.0
Real estate                                           314.8                                  270.3
Policy loans                                          530.2                                  458.7
Other                                               1,427.8                                1,264.5
--------------------------------------------------------------------------------------------------
     Total investments                          $  38,250.5                            $  39,470.0
==================================================================================================


Debt Securities

Debt securities represented 80% of the Company's total general account invested assets at September 30, 1999 and 82% at December 31, 1998. Debt securities were as follows:

(Millions)                                                            September 30, 1999              December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                            $    4,770.4                    $   5,890.5
Supporting experience-rated products                                            11,945.5                       13,197.3
Supporting remaining products                                                   13,992.7                       13,093.0
-----------------------------------------------------------------------------------------------------------------------
   Total debt securities (1)                                                $   30,708.6                    $  32,180.8
=======================================================================================================================


(1) Total debt securities include "Below Investment Grade" securities of $2.0 billion at September 30, 1999 and December 31, 1998 of which 41.2% at September 30, 1999 and 50.8% at December 31, 1998 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a discussion of "Below Investment Grade" securities.

Debt securities reflected net unrealized capital losses of $262 million at September 30, 1999 compared to net unrealized capital gains of $1.5 billion at December 31, 1998. Included in net unrealized capital losses at September 30, 1999 were unrealized capital losses of $64 million related to assets supporting discontinued products and unrealized capital losses of $167 million related to assets supporting experience-rated contracts.

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities are residential collateralized mortgage obligations ("CMOs") of $1.8 billion at September 30, 1999 and $2.0 billion at December 31, 1998. There are various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At September 30, 1999 and December 31, 1998, approximately 2% of the Company's CMO holdings were invested in CMOs that are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Mortgage Loans

At September 30, 1999 and December 31, 1998, the Company's mortgage loan investments, net of impairment reserves, were as follows:

(Millions)                                                             September 30, 1999             December 31, 1998
-----------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                               $    788.8                    $    754.2
Supporting experience-rated products                                              1,067.8                       1,183.3
Supporting remaining products                                                     1,678.6                       1,615.5
-----------------------------------------------------------------------------------------------------------------------
   Total mortgage loan investments                                             $  3,535.2                    $  3,553.0
=======================================================================================================================


During the first nine months of 1999, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. At September 30, 1999 and December 31, 1998, the mortgage loan portfolio balance represented 9% of the Company's total general account invested assets.

Problem, restructured, and potential problem loans included in mortgage loans were $288 million at September 30, 1999 and $301 million at December 31, 1998 of which 84% at September 30, 1999 and 86% at December 31, 1998 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $44 million at September 30, 1999 and $48 million at December 31, 1998. Refer to Note 5 of the Condensed Notes to Consolidated Financial Statements.

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

Based on the Company's overall exposure to interest rate, equity price and foreign exchange risks, the Company believes that these hypothetical changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of September 30, 1999. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K for a more complete discussion of "Risk Management and Market Sensitive Instruments".

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

During the first nine months of 1999, the Company used net cash generated from investing, financing and operating activities to make approximately $1.2 billion of investments in core businesses and acquisitions, pay approximately $122 million for common stock repurchases and pay approximately $124 million of dividends to shareholders.

During the corresponding period of 1998, the Company used net cash generated from investing, financing and operating activities to make approximately $1.1 billion of investments in core businesses and acquisitions, pay approximately $258 million for common stock repurchases and pay approximately $129 million of dividends to shareholders. Refer to the "Consolidated Statements of Cash Flows" for additional information.

Dividends

On September 24, 1999, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock to shareholders of record at the close of business on October 29, 1999, payable November 15, 1999.

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock. Holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock that was redeemed. Approximately 9.5 million shares of Aetna common stock were issued as part of the redemption. The Company expects the redemption of the Preferred Stock to result in approximately $48 million of annual cash dividend savings. Refer to Note 4 of the Condensed Notes to Consolidated Financial Statements for further information.

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services and are fully and unconditionally guaranteed by Aetna Inc. Refer to Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $1.4 billion during the first nine months of 1999 and $1.7 billion during the first nine months of 1998.

The Company financed the acquisition of PHC by issuing $500 million of three-year senior notes to Prudential and by using funds made available from the issuance of commercial paper. The Company expects to ultimately replace this commercial paper with medium- or long-term fixed income securities, subject to market conditions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Financings and Financing Capacity (Continued)

The Company financed the acquisition of NYLCare with funds made available from issuing commercial paper. The Company issued $300 million of debt in the fourth quarter of 1998 and expects to ultimately issue additional medium- or long-term fixed income securities, subject to market conditions, to replace some of this commercial paper. At the time of the acquisition, the Company hedged a portion of the anticipated issuance of fixed income securities against interest rate risk using futures contracts, with unrealized gains or losses on these contracts deferred under hedge accounting. While the Company still expects to issue fixed income securities, continued unfavorable market conditions have delayed this issuance from the original probable expected timeframe. Accordingly, the Company ceased hedge accounting under its policies and recognized the deferred hedge gain of $14 million in the third quarter of 1999 as a realized capital gain in the Corporate segment.

Common Stock Transactions

In January 1999, the Company's Board of Directors authorized the repurchase of 5 million shares of common stock. Through October 7, 1999, 1,780,000 shares of common stock had been repurchased under this authorization at a cost of approximately $135 million. On October 8, 1999, the Board of Directors authorized the repurchase of up to 20 million of shares of common stock, not to exceed an aggregate purchase price of $1 billion. This authorization replaces the January 1999 plan which had 3,220,000 shares remaining. Pursuant to the October 1999 authorization, the Company has repurchased 2,295,900 shares of common stock at a cost of approximately $120 million through October 15, 1999.

NEW ACCOUNTING STANDARDS

Refer to Note 1 of the Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

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

The Company completed the acquisition of PHC on August 6, 1999. PHC's IT systems and other systems and facilities were added to the Company's Year 2000 inventory as of that date. The Year 2000 discussion below includes PHC's systems and facilities after that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 (CONTINUED)

State of Readiness

In 1997, the Company organized a multidisciplinary Year 2000 Project Team, including outside consultants. The Year 2000 Project Team and the Company's businesses have developed and are currently executing a comprehensive plan designed to make the Company's mission-critical IT systems and embedded systems Year 2000 ready. Outside consultants have reviewed the Company's overall process, plan and progress to date. The Company's plan for IT systems consists of several phases: (i) inventory -- identifying all IT systems and risk rating each according to its potential business impact; (ii) assessment -- identifying IT systems that use date functions and assessing them for Year 2000 functionality; (iii) remediation -- reprogramming, or replacing where necessary, inventoried items to make them Year 2000 ready; and (iv) testing and certification -- testing the code modifications and new inventory with other associated systems, including extensive date testing, and performing quality assurance testing to determine if they will operate successfully in the post-1999 environment. The Company has completed the inventory, assessment, remediation, testing and certification of its IT systems. The Company has inventoried and risk rated substantially all of its embedded systems. The results of these processes indicate that embedded systems should not present a material Year 2000 risk to the Company. The Company's remaining steps include testing selected embedded systems and remediating and certifying systems that exhibit Year 2000 issues. The Company is focusing its testing and remediation efforts on select embedded systems of its mission-critical facilities, such as data centers, service centers, communications centers and select office locations. The Company has completed the testing, remediation and certification of a significant portion of these systems, and the remaining work will be completed by year-end 1999.

The Company believes that its Year 2000 project is on schedule.

External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical suppliers, such as banks, financial intermediaries, telecommunications providers and other utilities, mutual fund companies, IT vendors, financial market data providers, national pharmacy chains, electronic claims clearinghouses, major physician groups and major hospitals, the Company is engaged in discussions with the third parties and has obtained detailed information as to those parties' Year 2000 plans and state of readiness. The Company's critical external relationships have informed the Company that they are not aware of any Year 2000 related reason that they will not be able to perform their obligations to the Company in all material respects.

Year 2000 Costs

Total Year 2000 project costs are currently estimated to be at least $89 million (after tax) in 1999. A large majority of these costs are expected to be incremental expenses that will not recur in 2000 or thereafter. Year 2000 costs were $14 million (after tax) for the three months ended September 30, 1999 and $37 million (after tax) for the corresponding period in 1998. Year 2000 costs were $73 million for the nine months ended September 30, 1999 and $77 million for the corresponding period in 1998. The Company expects that Year 2000 costs in 2000 will be immaterial. The Company expenses these costs as incurred and funds these costs through operating cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 (CONTINUED)

Year 2000 Costs (Continued)

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

Risks and Contingency/Recovery Planning

If the Company's Year 2000 issues were unresolved, potential consequences would include, among other possibilities, the inability to accurately and timely process benefits claims; update customers' accounts; process financial transactions; bill customers; assess exposure to risks; determine liquidity requirements or report accurate data to management, shareholders, customers, regulators and others as well as business interruptions or shutdowns; financial losses; reputational harm; increased scrutiny by regulators; and litigation related to Year 2000 issues. The Company's international affiliates face additional Year 2000 risk due to the diverse environments in which they operate. The Company is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its own Year 2000 project and those of its critical external relationships and by developing contingency/recovery plans. The Company cannot guarantee that it will be able to resolve all of its Year 2000 issues. Any critical unresolved Year 2000 issues at the Company or its external relationships, however, could have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The Company has developed contingency/recovery plans aimed at sustaining the continuity of critical business functions before and after December 31, 1999. As part of its contingency planning process, the Company has identified reasonably possible Year 2000 failure scenarios and has developed contingency plans for those failure scenarios it believes could have a significant impact on the Company's operations. The Company is continuing to validate, refine and test these plans. The scenarios the Company is planning for include, but are not limited to, limitations on providers', suppliers' and customers' ability to interact electronically with the Company, Year 2000 related failures at key external relationships, limitations on the Company's suppliers' or customers' ability to move funds electronically, failures in pricing securities and increased call volumes. The Company's planned responses to these scenarios include, but are not limited to, reallocation of existing resources, use of alternative processes and procedures, use of outside providers to supplement internal capabilities and use of alternative suppliers.

REGULATORY ENVIRONMENT

The federal and state governments continue to enact and seriously consider many legislative and regulatory proposals that have or would materially impact various aspects of the health care system. Many of these changes are described below. While certain of these measures would adversely affect us, at this time we cannot predict the extent of this impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (CONTINUED)

MEDICARE

In 1997, the federal government passed legislation related to Medicare that changed the method for determining premiums that the government pays to HMOs for Medicare members. In general, the new method has and will reduce the premiums payable to us compared to the old method, although the level and extent of the reductions varies by geographic market and depends on other factors. The legislation also requires us to pay a "user fee." The changes began to be phased in on January 1, 1998 and will continue over five years. The federal government also announced in 1999 that it planned to begin to phase in risk adjustments to its premium payments over a five-year period commencing January 1, 2000. It is anticipated that the net impact of these risk adjustments will be to reduce the premiums payable to the Company. While the phase-in provisions provide us with an opportunity to offset some of the premium reductions and the user fee by adjusting the supplemental premiums that members pay to us and by adjusting the benefits included in our products, because of competition and other factors, the adjustments we can make may not fully offset the reductions in premiums from the government. Because of these reduced premiums and the user fee, as well as other factors including new Medicare + Choice regulations issued by HCFA, we decided not to renew our Medicare HMO contracts in certain areas effective January 1, 1999 and January 1, 2000.

HIPAA AND RELATED FEDERAL LEGISLATION

The federal government enacted the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") in 1997. The legislation has three main effects:

- it limits pre-existing condition exclusions that apply to individuals changing jobs or moving to individual coverage;

- it guarantees that employees in the small group market have available health coverage; and

- it prevents exclusion of individuals from coverage under group plans based on health status.

Other federal legislation, effective January 1, 1998, mandates minimum hospital stays after childbirth and that health plans apply lifetime limits to mental health benefits with parity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER LEGISLATION AND REGULATION

The federal government and many states, including states in which we have substantial managed care membership, have enacted or are seriously considering additional legislation or regulation related to managed care. This legislation or regulation includes, among other things, the following:

- Assessments, surcharges or taxes on premiums or provider payments to fund uncompensated care, graduate medical education, high risk pools, guaranty funds, or government programs

-     Changes to licensure or certification requirements

- Eliminating or reducing the scope of ERISA pre-emption of state medical and bad faith liability laws, exposing health plans to expanded liability for punitive and other extra-contractual damages

- Extension of malpractice and other liability for medical and other decisions from providers to health plans

-     Hearings and limitations on termination of providers from networks

-     Increased reserve and capital requirements

-     Liability for negligent denials or delays in coverage

-     Mandatory coverage of experimental procedures and drugs

-     Mandatory direct access to specialists for patients with chronic conditions

-     Mandatory direct access to specialists (including OB/GYNs) and chiropractors

-     Mandated expanded consumer disclosures and notices

-     Mandatory expanded coverage for emergency services

-     Mandated liberalized definitions of medical necessity

-     Mandated liberalized internal and external grievance and appeal procedures
      (including expedited decision making)

-     Mandatory maternity and other lengths of  hospital inpatient stay

-     Mandatory point-of-service benefits for HMO plans

-     Prohibition of so-called "gag" and similar clauses

-     Prohibitions on incentives based on utilization

-     Prohibition or limitation of arrangements designed to manage medical costs and improve quality of care, such as capitated arrangements with providers or provider financial incentives

-     Regulation of and restrictions on utilization management and review

- Regulation of the composition of provider networks, such as any willing provider and pharmacy laws

-     Required payment levels for out-of-network care

- Exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition

- Third party review of denials of benefits (including denials based on a lack of medical necessity)

For example, the House of Representatives recently passed the Norwood-Dingell bill which would (if it became law), among other things, place limits on health care plans' methods of operations, limit employers' and health care plans' ability to define medical necessity and permit employers and health care plans to be sued in state courts for coverage determinations.

It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or the other increased costs caused by such legislation or regulation.

The health business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA, or reduce the scope of ERISA pre-emption. The U.S. Supreme Court recently agreed to decide a case that could increase our responsibilities under ERISA.

For other important information regarding regulation of our health and other businesses, refer to "Forward-Looking Information/Risk Factors" below and in our 1998 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS

The Private Securities Litigation Reform Act of 1995 (the "1995 Act") provides a "safe harbor" for forward-looking statements, so long as (1) those statements are identified as forward-looking, and (2) the statements are accompanied by meaningful cautionary statements that identify important factors that could cause actual results to differ materially from those discussed in the statement. We want to take advantage of these safe harbor provisions.

Certain information contained in this Management's Discussion and Analysis is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules. This information includes, but is not limited to, the information that appears under the headings (1) "Aetna U.S. Healthcare - Group Insurance and Other Health," (2) "Aetna International," (3) "Large Case Pensions," (4) "General Account Investments - Risk Management and Market Sensitive Instruments" and (5) "Year 2000". In writing this Management's Discussion and Analysis, we also used the following words, or variations of these words and similar expressions, where we intended to identify forward-looking statements:

-    Expects                -    Anticipates           -    Plans                  -    Seeks
-    Projects               -    Intends               -    Believes               -    Estimates

These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of significant uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from these statements. You should not put undue reliance on these forward-looking statements. We disclaim any intention or obligation to update or revise forward-looking statements, whether as a result of new information, future events or otherwise.

Set forth below are certain important risk factors that, in addition to general economic conditions and other factors (some of which are discussed elsewhere in this Quarterly Report), may affect these forward-looking statements and our businesses generally. In addition, you may read our reports filed with the Securities and Exchange Commission, including our 1998 Form 10-K, for a more detailed description of certain uncertainties and factors that could cause actual results to differ materially from these forward-looking statements.

Certain Factors Particular to Health Operations

Prudential Health Business has incurred significant operating losses. PHC and Prudential's ASO business have incurred significant operating losses in recent periods. Since August 6, 1999, these operations have been part of the Aetna U.S. Healthcare segment. We are seeking to improve PHC's profitability by, among other things, reducing administrative costs and improving underwriting and pricing discipline. If we are not able to improve PHC's profitability, it could have an adverse effect on Aetna U.S. Healthcare's profitability.

Medical costs could increase beyond our expectations for a contract year. Premiums in our Health Risk business are generally fixed by contract for one-year periods. We cannot recover actual costs for the contract year that are higher than those estimated and reflected in pricing through higher premiums from customers. However, contracts renew periodically during the year and the Company may be able to reflect increased costs as these contracts renew.

Factors that may increase medical costs for the contract year include increased utilization, increases in provider contract rates, increases in noncontracted provider charges, adverse changes in legislation and regulation, changes in health practices and medical technologies, price increases in pharmaceuticals and durable medical equipment and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS (CONTINUED)

Actual costs of medical claims could exceed the estimates reflected in our reserves. For the Health Risk business, our medical claims payable reflect estimates of the ultimate cost of claims incurred by members but not yet reported to us, and claims reported to us but not yet paid. Estimates of medical claims payable are based on a number of factors, including those derived from historical claim experience. We estimate medical claims payable periodically, and we reflect any adjustments to our estimates in our current period results.

We establish reserves for Group Insurance products as premiums become due. These reserves reflect the present value of expected future obligations net of the present value of expected future premiums. Policy reserves for group paid-up life insurance generally reflect long-term fixed obligations. We compute these reserves on the basis of assumed or guaranteed yield and benefit payments. Our assumptions are based on our historical claim experience. For long-term disability products, we establish reserves for: (1) lives currently in payment status (using standard industry, as well as our own, morbidity and interest rate assumptions), (2) lives who have not yet satisfied the waiting period, but who we expect will do so, and (3) claims that have been incurred but not reported to us. Long-term care reserves are a long-term obligation, and we calculate them using industry data for morbidity and mortality assumptions.

Federal and state governments may adopt legislation and regulations that adversely affect our health business. As discussed above (refer to "Regulatory Environment"), the federal and many state governments have enacted or are actively considering certain legislative and regulatory changes related to health products. At this time we are unable to predict the impact of future changes, although certain of these measures, if enacted, could adversely affect health operations through:

-     Reducing premiums                                     -     Regulating levels and permitted lines of business
-     Reducing our ability to manage medical costs          -     Imposing financial assessments
-     Increasing medical costs and operating expenses       -     Regulating business practices

Our profitability growth depends in part on an efficient integration of acquired health operations. We acquired the NYLCare health business in July 1998 and acquired the Prudential health care business in August 1999. Factors that can affect the efficiency of our integration include, but are not limited to, our success in: (1) integrating management, products, legal entities, networks and information systems on a timely basis, (2) applying managed care expertise and techniques throughout a broader membership base and (3) eliminating duplicative administrative and customer service functions.

Changes in our business mix can affect our profitability. If employers and individuals select plans with higher copayments, deductibles or coinsurance, then certain of our medical costs would be lower, but we also would receive lower premiums for these plans. In addition, our profitability may become more sensitive to changes in medical costs and premiums if:

- more employers switch to self-funded coverage (where the employer bears most or all of the medical cost risk);

- our Medicare risk membership increases relative to our commercial risk membership (Medicare plans have both relatively higher premiums and medical costs); and/or

- health products with relatively higher medical loss ratios are purchased.

Also, adverse publicity, like the kind currently occurring, regarding managed care may negatively influence participants' or employers' decisions to select managed care plans generally, and our health plans specifically.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS (CONTINUED)

Government payors can determine premiums. In government-funded health programs such as Medicare and Medicaid, the government payor determines the premium levels. If the government payor reduces the premium levels or increases premiums by less than our cost increases and the Company cannot offset these with supplemental premiums and changes in benefit plans, then we could be adversely affected.

Changes in accreditation of our health plans could affect our competitiveness. Accreditation by independent quality accrediting agencies, such as the National Committee for Quality Assurance, is an important competitive factor for certain of our HMO plans. If our plans were to lose or be denied accreditation, it could adversely affect customer selection of our health products and, in some jurisdictions, could affect our licensure status.

Certain Factors Particular to Financial Services Operations

Significant changes in financial markets could affect earnings. Significant changes in financial markets could impact the level of assets under management in our Aetna Financial Services, Large Case Pensions and Aetna International businesses and, in turn, our level of asset-based fees in those businesses. For example, significant increases in interest rates or decreases in equity markets would directly affect the level of assets under management and, in addition, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives that we do not offer. Significant declines in the value of investments also may affect our ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.

Decreases in ratings could affect assets under management. Decreases in the claims-paying ratings of our domestic financial services subsidiaries could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in our Aetna Financial Services and Large Case Pensions businesses. Such changes in sales, deposits, withdrawals and surrenders would adversely affect the level of asset-based fees of those businesses.

Early withdrawal of assets could affect earnings. We incur up-front costs, such as commissions, when we sell our annuity, life insurance and other financial services products, including international financial services products. We generally defer these costs and recognize them over time. As a result, the retention of assets under those products is an important component of profitability. We generally seek to structure our products and sales to encourage retention of assets under management or recover costs, through surrender charges, higher credited rates to customers if we retain their assets for longer periods, paying renewal commissions, paying service fees or other terms. However, if customers withdraw assets earlier than we anticipated when we priced the products, it would adversely affect profitability. We also may experience competitive pressure to lower margins.

Certain Factors Particular to International Operations

Devaluation of foreign currencies reduces earnings calculated in U.S. dollars. We hedge our foreign exchange risk on a selective basis. However, we generally do not hedge the currency exposure of our investments in foreign affiliates, since we view these investments as long term. In preparing our consolidated financial statements, we translate our results from the foreign currency in which we operate in a particular country into U.S. dollars. Devaluation of a country's currency, however, could adversely affect our results of operations when translated into U.S. dollars. Also, when economies are considered highly inflationary (generally, cumulative inflation levels in excess of 100% over a three-year period), we then recognize changes in the value of net monetary assets or liabilities currently in earnings, rather than through shareholders' equity. This would potentially make our reported earnings more volatile. In addition, although we consider foreign exchange trends when deciding to invest in particular countries, currency devaluation also may affect the value of our international investments when translated into U.S. dollars. Refer to "Aetna International" above and "Aetna International - Outlook" in our 1998 Annual Report to Shareholders for a discussion of currency devaluation in Brazil.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS (CONTINUED)

International markets are subject to additional risks. Our Aetna International operations involve certain other risks not typically associated with doing business in the United States. These risks include investment and other controls that may be imposed by governments, such as:

-     Permitted levels of equity ownership of companies          -     Restrictions on entry into new lines of business
      by foreign persons

-     Restrictions on remittances of foreign earnings or         -     Requirements that portions of business be reinsured
      repatriation of capital                                          through state-affiliated institutions

-     Currency exchange controls                                 -     Other restrictions affecting the conduct of business

Additionally, it may be more difficult for us to manage interest rate risk because of the relatively short duration of investments that are available in currencies that match long-term liabilities for international fixed-rate products. Foreign economies may also experience increased volatility of equity markets and high rates of inflation. They also may be subject to other political and economic factors, such as more rapid change of regulatory policy. We generally do not insure against foreign political risks.

Other Factors Affecting All of Our Businesses

Retention of our key senior executives is important to our operations. Our success is dependent, in part, on our ability to attract and retain key senior executives. We entered into employment agreements with certain of these executives, although an employment agreement does not guarantee that an executive's services with us will continue.

Adverse changes in regulation could affect the operations of each of our businesses. In addition to our health business, each of our other businesses is subject to comprehensive regulation. These businesses could be adversely affected by:

- Increases in minimum capital and other financial viability requirements for health and other insurance operations.

- Removal of barriers between the banking, insurance and mutual fund businesses, such as the so-called "Gramm/Leach Act of 1999" that is expected to be enacted in the near future.

- Changes in the taxation of insurance companies. For example, the President of the United States' revenue proposal would require life insurance companies to pay tax on certain income earned prior to 1984. Under current law, that income is deferred for tax purposes. If this tax change, which is currently just a proposal, were enacted, then we would recognize a one-time charge to income in the amount of the tax.

- Changes in the tax treatment of annuity, pension and other insurance products as well as changes in capital gains tax rates. Certain of these changes, should they occur, could affect the attractiveness to customers of our retirement services products.

Successful completion of our Year 2000 Project is important to operations. If we do not resolve critical Year 2000 issues, or if third parties with whom we have external relationships do not resolve critical Year 2000 issues, then those issues could have a material adverse effect on our results of operations, liquidity or financial condition. In addition, our expectations about the future costs and timely and successful completion of our Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what we discussed under "Year 2000." Factors that could influence our future costs and the completion dates and effectiveness of our remediation, testing and certification and contingency planning efforts include our success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of our external relationships in addressing their own Year 2000 issues. Refer to "Year 2000".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS (CONTINUED)

Litigation can adversely affect us. Litigation also could adversely affect us, both through costs of defense and adverse results or settlements. Refer to "Legal Proceedings" below, Note 11 of Notes to Condensed Consolidated Financial Statements and our 1998 Form 10-K for information regarding litigation, including current shareholder litigation and certain litigation related to our health business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.


Refer to the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments".

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March, 1999. On August 9, 1999 the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Substantial discovery has taken place, including depositions commencing in the late summer of 1999 of current and former senior officers of the Company. Discovery on the merits is scheduled to be completed in the fourth quarter of 1999. Trial is scheduled to begin in early 2000. The Company is defending the actions vigorously.

The Company has recently become involved in several purported class action lawsuits that it believes are part of a wave of similar actions targeting the health care industry and, in particular, the conduct of business by managed care companies.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on October 4, 1999 by Anthony Conte (the "Conte Complaint"). The Conte Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare Inc. for alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Conte Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of provider compensation arrangements in the literature that it makes available to actual or prospective members. The Company intends to defend the action vigorously and on November 1, 1999 filed a motion to dismiss the litigation for failure to state a claim upon which relief can be granted. This litigation is in the preliminary stages.

PART II. OTHER INFORMATION

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neil (the "O'Neil Complaint"). The O'Neil Complaint seeks various forms of relief, including unspecified damages and treble damages, from the Company, Aetna U.S. Healthcare Inc., Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and the Racketeering Influenced and Corrupt Organizations Act ("RICO"). The O'Neil Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. Defendants intend to defend the action vigorously. This litigation is in the preliminary stages.

A purported class action complaint was filed in the Superior Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Curtright (the "Curtright Complaint"). The Curtright Complaint seeks various forms of relief, including injunctive relief and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and unnamed persons for alleged violations of California Business and Professions Code Sections 17200 and 17500 in connection with the sale and marketing of health plans in California. The Curtright Complaint alleges that defendants are liable for alleged misrepresentations and ommissions relating to advertising, marketing and member materials directed to Aetna HMO members. Defendants intend to defend the action vigorously. This litigation is in the preliminary stages.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of RICO, the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999 the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice, marketing and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March, 1996 in Superior Court for the state of California, county of San Bernardino. The action alleges damages for unpaid medial bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out of network providers without prior authorization. On January 20, 1999 a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999 the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999 Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously. While the ultimate outcome of the lawsuits referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the lawsuits referred to in this paragraph are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 5.  Other Information.


(a) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                                  Nine Months Ended
                                                     September 30,                                Years Ended December 31,
                                               -----------------------     ----------------------------------------------------
Aetna Inc.                                                 1999                        1998     1997     1996     1995     1994
-------------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                         4.51                        4.96     5.74     2.45     4.97     4.74
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                    3.81                        3.94     4.46     2.10     4.97     4.74
-------------------------------------------------------------------------------------------------------------------------------

                                                           Nine Months Ended
                                                             September 30,                         Years Ended December 31,
                                                    --------------------------------     ---------------------------------
Aetna Services, Inc.                                               1999                               1998    1997    1996
--------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                                 3.60                               4.31    5.78    2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                            3.60                               4.31    5.78    2.44
--------------------------------------------------------------------------------------------------------------------------

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (Refer to Note 15 of Notes to the Consolidated Financial Statements in Aetna Inc.'s 1998 Annual Report on Form 10-K.) During 1995 and 1994 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.


(b)       Ratings

The ratings of certain Aetna Inc. subsidiaries follow:

                                                                                          Rating Agencies
                                                                     --------------------------------------------------------
                                                                                                  Moody's
                                                                                        Duff &    Investors     Standard
                                                                          A.M. Best     Phelps    Service       & Poor's
-----------------------------------------------------------------------------------------------------------------------------
Aetna Services, Inc. (senior debt)**
     July 28, 1999                                                            *           A            A3          A
     October 27, 1999 (1)                                                     *           A            A3          A

Aetna Services, Inc. (commercial paper)**
     July 28, 1999                                                            *          D-1           P-2        A-1
     October 27, 1999 (1)                                                     *          D-1           P-2        A-1

Aetna Life Insurance Company (claims paying/financial strength)
     July 28, 1999                                                            A          AA-           A1          A+
     October 27, 1999 (1)                                                     A          AA-           A1          A+

Aetna Life Insurance and Annuity Company
        (claims paying/financial strength)
     July 28, 1999                                                            A           AA           Aa3        AA-
     October 27, 1999 (1)                                                     A           AA           Aa3        AA-
-----------------------------------------------------------------------------------------------------------------------------

*   Nonrated by the agency.

**  Fully and unconditionally guaranteed by Aetna Inc.


(1) Moody's Investors Service and Standard & Poor's have the debt and financial strength ratings on outlook negative.

(c)      Securities and Exchange Commission Review

         The Securities and Exchange Commission is conducting an accounting review of Aetna Inc.'s public filings, including accounting for the PHC and other acquisitions and dispositions. The review process is not complete.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         (4) Rights Agreement dated as of September 24, 1999, between Aetna Inc. and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Aetna Inc.'s Registration Statement on Form 8-A filed October 15, 1999.

         (12)             Statement Re:  Computation of Ratios.

                          Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1999 and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 for
                          Aetna Inc. and for the nine months ended September 30, 1999 and for the years ended December 31, 1998, 1997 and 1996 for Aetna Services, Inc.

         (15)             Letter Re: Unaudited Interim Financial Information.

                          Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 27, 1999.

         (27)             Financial Data Schedule.

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K on August 9, 1999 related to the acquisition of the Prudential health care business.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Aetna Inc.
                                ------------------------------------------------
                                               Registrant







Date November 2, 1999        By          /s/ Alan M. Bennett
                                ------------------------------------------------
                                      Alan M. Bennett
                                      Vice President
                                      and Corporate Controller
                                      (Chief Accounting Officer)

                                   AETNA INC.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                    DESCRIPTION
------                    -----------
          (12)            Statement Re:  Computation of Ratios.

                          Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 1999 and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 for
                          Aetna Inc. and for the nine months ended September 30, 1999 and for the years ended December 31, 1998, 1997 and 1996 for Aetna Services, Inc.

          (15)            Letter Re: Unaudited Interim Financial Information.

                          Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 27, 1999.

          (27)            Financial Data Schedule.