Form 10-K/A
period 1998-12-31
AETNA INC
filed 2000-02-15
CIK 1013761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A

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

        Yes [X]                                        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 31, 2000 was $7,467,027,791.

As of January 31, 2000, 141,289,941 shares of the registrant's Common Stock $.01 par value were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed on or about March 15, 1999 (the "Proxy Statement"). (Parts III and IV)

================================================================================

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I

Item 1.  Business.
         A. Organization of Business.                                                       3
         B. Financial Information about Industry Segments.                                  4
         C. Description of Industry Segments.
            1. Aetna U.S. Healthcare.                                                       4
            2. Aetna Retirement Services.                                                  12
            3. Aetna International.                                                        16
            4. Large Case Pensions.                                                        17
            5. General Account Investments.                                                18
            6. Other Matters.
               a.  Regulation.                                                             19
               b.  NAIC IRIS Ratios.                                                       21
               c.  Ratios of Earnings to Fixed Charges and Earnings
                   to Combined Fixed Charges and Preferred Stock Dividends.                22
               d.  Trademarks.                                                             22
               e.  Ratings.                                                                23
               f.  Miscellaneous.                                                          23
Item  2. Properties.                                                                       24
Item  3. Legal Proceedings.                                                                24
Item  4. Submission of Matters to a Vote of Security Holders.                              24
Executive Officers of Aetna Inc.                                                           25

PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters.            26
Item  6. Selected Financial Data.                                                          27
Item  7. Management's Discussion and Analysis of Financial Condition and Results of
         Operations.                                                                       28
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.                        59
Item  8. Financial Statements and Supplementary Data.                                      59
Item  9. Changes in and disagreements with Accountants on Accounting and Financial
         Disclosure.                                                                       59

PART III

Item 10. Directors and Executive Officers of the Registrant.                               59
Item 11. Executive Compensation.                                                           60
Item 12. Security Ownership of Certain Beneficial Owners and Management.                   60
Item 13. Certain Relationships and Related Transactions.                                   60

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.                  61
Index to Financial Statement Schedules.                                                   117
Signatures.                                                                               130

SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENTS

Following a review by the staff of the Securities and Exchange Commission, Aetna Inc. and its subsidiaries (collectively, the "Company") concluded that it would restate its 1998 Form 10-K and 1999 Form 10-Qs. The purpose of this Form 10-K/A is to restate the Company's 1998 financial statements, and to add certain other disclosures (the "Restatement") to reflect, among other things and to the extent applicable, the following changes:

- Changes to the classification and timing of amounts earned by the Company following the 1997 sale of Human Affairs International, Incorporated ("HAI"). Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1998 have instead been recorded as a realized capital gain during the fourth quarter of 1998;
- A liability relating to the extension period (2000-2003) of an unfavorable pharmacy contract originally recorded by the Company in connection with the July, 1998 acquisition of NYLCare has been reversed to reflect the elimination of this liability and reduction of goodwill;
- The breakout of salaries and benefits expense originally included in other operating expenses for each period presented;
- The reclassification of the Company's initial capital contributions to separate accounts and other excess funds not held to fund current separate account liabilities to other invested assets, originally recorded to separate account assets;
- The reclassification of certain long-term debt (Puttable Reset Securities) to short-term debt;
- Expanded disclosures regarding the Company's 1996 severance and facilities charges, discontinued products, goodwill amortization as well as other accounting policies; and
- The inclusion of information regarding reinsurance in the Notes to the Consolidated Financial Statements, originally included in Form 10-K schedules.

The principal effects of these changes on the accompanying financial statements are presented in Note 2 to the Consolidated Financial Statements.

For purposes of this Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 1998 Form 10-K which has been affected by the Restatement. In order to preserve the nature and character of the disclosures originally set forth in the Form 10-K filed on February 26, 1999, this Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the Restatement. The Company will file its 1999 Form 10-K on or before March 30, 2000.

Item 1. Business.

A. Organization of Business

Aetna Inc. and its subsidiaries (collectively, the "Company") constitute one of the nation's largest health benefits companies, based on membership, and one of the nation's largest insurance and financial services organizations centered around three core businesses: health care, retirement services and international.

Aetna Inc., a Connecticut corporation, became the parent corporation of Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. (formerly U.S. Healthcare, Inc.) as a result of a merger transaction on July 19, 1996. The merger was accounted for as a purchase of U.S. Healthcare. (See Note 4 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A.) Aetna sold its property-casualty operations on April 2, 1996. (See Note 5 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a discussion of certain indemnifications and other information related to the property-casualty sale.) Aetna acquired New York Life Insurance Company's NYLCare health business ("NYLCare") on July 15, 1998 and Aetna sold its domestic individual life insurance business on October 1, 1998.

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

B. Financial Information about Industry Segments

Required financial information by industry segment is set forth in Notes 20, 21 and 22 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to Item 14(a) of this Report on Form 10-K/A. Revenue and income from continuing operations attributable to each industry segment are incorporated herein by reference to the Selected Financial Data in Item 6 of this Report on Form 10-K/A.

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

The following table summarizes premiums and fees and other income for the Health Risk and Group Insurance and Other Health businesses:

                                                              As Restated
(Millions)                                                      1998 (1)             1997           1996
-----------------------------------------------------------------------------------------------------------
Health Risk                                                   $ 11,780.8        $   9,735.0      $  6,749.5
Group Insurance and Other Health                                 2,666.5            2,573.5         2,511.6
===========================================================================================================
Total Aetna U.S. Healthcare                                   $ 14,447.3        $  12,308.5      $  9,261.1*
===========================================================================================================
U.S. Healthcare Pre Merger (historical amounts)                   N/A***             N/A***      $  2,384.7**
===========================================================================================================

(1) Includes results for NYLCare since July 15, 1998.

* Includes U.S. Healthcare premiums and fees and other income from July 19, 1996 through December 31, 1996.
** Reflects premiums and fees and other income from January 1, 1996 through
   July 18, 1996.
***Not applicable.

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

The following table presents total health membership by region and funding arrangement, for the years indicated:


                                  1998 (1)                          1997                                  1996
                    ----------------------------------   ------------------------------      --------------------------------
(Thousands)           Risk       Nonrisk       Total       Risk     Nonrisk      Total         Risk      Nonrisk       Total
-----------------------------------------------------------------------------------------------------------------------------
Mid-Atlantic         1,759        1,268        3,027      1,863      1,159       3,022        1,911        1,115       3,026
Northeast            1,347          708        2,055      1,089        735       1,824        1,127          776       1,903
Southeast            1,320        1,723        3,043        752      1,717       2,469          594        1,784       2,378
Mid-West               715        1,916        2,631        503      1,915       2,418          459        1,966       2,425
West Central         1,184        1,648        2,832        405      1,862       2,267          484        1,823       2,307
West                   978        1,099        2,077        723      1,011       1,734          730          969       1,699
-----------------------------------------------------------------------------------------------------------------------------
Total Health
  Membership (2)     7,303        8,362       15,665      5,335      8,399      13,734        5,305        8,433      13,738
=============================================================================================================================

(1)  Health membership for NYLCare at the date of acquisition was 2,117 members.
(2) Includes the following products: Commercial, Medicare and Medicaid HMO, POS, PPO and Indemnity.

For membership composition of Aetna U.S. Healthcare's products by funding arrangement, see Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Aetna U.S. Healthcare - Membership in Item 7 of this Report on Form 10-K/A.

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

Group Life Insurance In Force and Other Statistical Data

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)                                               1998             1997             1996
----------------------------------------------------------------------------------------------------------
In force, end of year                                          $ 378,727       $  316,478        $ 309,999
----------------------------------------------------------------------------------------------------------
Terminations (lapses and all other)                            $  14,018       $   10,678        $  10,714
----------------------------------------------------------------------------------------------------------
Number of policies and contracts in force, end of year:
   Group Life Contracts (1)                                       14,044           13,849           15,288
   Group Conversion Policies (2)                                  31,024           32,660           33,538
----------------------------------------------------------------------------------------------------------

(1) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.
(2) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Aetna U.S. Healthcare's business, see MD&A - Forward-Looking Information/Risk Factors, Aetna U.S. Healthcare - Outlook and financial results discussions in
Item 7 of this Report on Form 10-K/A.

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

Individual Life Insurance

Individual life insurance products include universal life and variable universal life, which have both life insurance and investment characteristics, traditional whole life and term insurance. ARS' domestic individual life insurance business was sold on October 1, 1998. The transaction was generally in the form of an indemnity reinsurance arrangement. See MD&A - Overview and Aetna Retirement Services in Item 7 of this Report on Form 10-K/A for more information.

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

Assets Under Management

The substantial portion of fees or other charges and investment margins are based on assets under management. Assets under management are principally affected by deposits, investment growth (i.e., interest credited to customer accounts for fixed options or market performance for variable options) and persistency (i.e., customer retention). Assets under management, excluding net unrealized capital gains and losses on debt securities other than those held in separate accounts, were $51.9 billion at December 31, 1998, $45.0 billion at December 31, 1997 and $32.1 billion at December 31, 1996. Approximately 95% of assets under management at December 31, 1998 and 94% at December 31, 1997, allowed for contractholder withdrawal. Approximately 84% at December 31, 1998 and 77% at December 31, 1997 are subject to market value adjustments and/or deferred surrender charges.

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

(Amounts in millions, except number of policies and average size of policies in force)

(Millions)                                   1998 (1)       1997           1996
-------------------------------------------------------------------------------
Sales and additions:
  Permanent:
   Nonparticipating                      $  3,522       $  4,281       $  4,357
   Participating                               13             13             12
Term:
   Nonparticipating                           513          1,586          1,382
   Participating                               18             53            133
------------------------------------------------------------------------------
       Total                             $  4,066       $  5,933       $  5,884
===============================================================================
Terminations:
  Surrenders and conversions             $  1,807       $  1,865       $  1,646
    Lapses                                  2,046          2,126          2,098
    Other                                     323          1,130            330
-------------------------------------------------------------------------------
       Total                             $  4,176       $  5,121       $  4,074
===============================================================================
In force, end of year:
  Permanent                              $ 39,275       $ 36,614       $ 35,883
  Term                                     10,410         13,181         13,100
-------------------------------------------------------------------------------
      Total                              $ 49,685       $ 49,795       $ 48,983
===============================================================================
Number of policies in force,
   end of year:
   Nonparticipating                       554,776        597,221        627,233
   Participating                           90,904         97,533        105,098
-------------------------------------------------------------------------------
      Total                               645,680        694,754        732,331
===============================================================================
Average size of policies in force,
   end of year:
   Nonparticipating                      $ 79,357       $ 72,654       $ 66,385
   Participating                           62,266         65,664         69,883
-------------------------------------------------------------------------------

(1) As a result of the sale of the individual life business on October 1, 1998, substantially all of the in force amounts are being ceded to an outside company.

See Note 14 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a discussion of participating life insurance contracts.

The following table summarizes premiums and deposits for ARS:

(Millions)             1998 (1)          1997           1996
------------------------------------------------------------
Premiums         $    131.9        $    158.5     $    180.7
Deposits            5,142.5           4,969.0        4,564.8
------------------------------------------------------------
                 $  5,274.4        $  5,127.5     $  4,745.5
============================================================

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

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect ARS' business, see MD&A - Forward-Looking Information/Risk Factors, Aetna Retirement Services - Outlook and financial results discussions in Item 7 of this Report on Form 10-K/A.

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

Aetna International conducts its business in several major geographic locations:

     - Asia Pacific - Operations are conducted through majority-owned subsidiaries in Indonesia, Malaysia, New Zealand, the Philippines, Taiwan and Thailand as well as through equity affiliates in China and Hong Kong. The products and services sold by these businesses include individual and group life and health insurance, deposit administration and related financial products and services.

     - Americas - Operations are conducted through wholly owned and majority-owned subsidiaries in Argentina, Canada, Chile and equity affiliates in Brazil, Mexico, Peru, and Venezuela. The products and services sold by these businesses include individual and group life and health insurance, annuities, personal and commercial property-casualty insurance, and pension fund administration services.

     -    Other - Includes general and other miscellaneous expenses.

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

The following table sets forth Aetna International's revenue and operating earnings or losses by major geographic location (including its share of net income in minority owned affiliates and excluding Year 2000 costs in 1998 and net realized capital gains or losses in all three years) and premiums, before deductions for reinsurance ceded to other companies:

                                    Revenue                                         Operating Earnings
                   ------------------------------------------          ---------------------------------------------
(Millions)               1998         1997             1996                1998              1997             1996
--------------------------------------------------------------------------------------------------------------------
Asia Pacific (1)    $ 1,191.6    $ 1,092.6        $   869.9             $  65.2           $  55.7          $  53.8
Americas (2)            982.5        863.1            742.7               112.9              83.0             59.1
--------------------------------------------------------------------------------------------------------------------
Other (3)                 2.4          3.1             11.9               (12.4)            (10.0)            (7.4)
--------------------------------------------------------------------------------------------------------------------
                    $ 2,176.5    $ 1,958.8        $ 1,624.5             $ 165.7           $ 128.7          $ 105.5
====================================================================================================================

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
--------------------------------------------------------------------------------

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Aetna International's business, see MD&A - Forward-Looking Information/Risk Factors, Aetna International - Outlook and financial results discussions in Item 7 of this Report on Form 10-K/A.

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

In 1993, the Company discontinued its fully guaranteed large case pension products. (For additional information, see MD&A - Large Case Pensions in Item 7 of this Report on Form 10-K/A.)

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Large Case Pension's business, see MD&A - Forward-Looking Information/Risk Factors, Large Case Pensions - Outlook and financial results discussions in Item 7 of this Report on Form 10-K/A.

5. General Account Investments

Consistent with the nature of the contract obligations involved in the Company's health, life, annuity and pension operations, the majority of general account assets have been invested in intermediate and long-term, fixed-income obligations such as treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of investments, see Notes 1, 6, and 9 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A.

The following table sets forth the distribution of invested assets, cash and cash equivalents and accrued investment income of the Company's general account portfolio (excluding Discontinued Operations) as of the end of the years indicated: (1) (2)


                                                                                      As Restated
                                                                     --------------------------------------------
(Millions)                                                               1998             1997            1996
-----------------------------------------------------------------------------------------------------------------
Debt securities:
    Bonds:
       U.S. government and government agencies and authorities       $   1,998.6     $   3,928.6     $   3,773.1
       States, municipalities and political subdivisions                   550.1           206.6           355.3
    U.S. corporate securities:
       Utilities                                                         2,578.0         2,505.5         2,420.3
       Financial                                                         4,945.9         5,216.8         4,546.5
       Transportation/capital goods                                      2,501.9         2,589.4         2,492.8
       Health care/consumer products                                     2,656.3         1,735.3         1,803.7
       Natural resources                                                 1,550.7         1,559.9         1,317.9
       Other corporate securities                                        1,355.8         1,506.2         1,519.8
-----------------------------------------------------------------------------------------------------------------
             Total U.S. corporate securities                            15,588.6        15,113.1        14,101.0
-----------------------------------------------------------------------------------------------------------------
    Foreign:
         Government, including political subdivisions                    2,883.8         2,629.8         2,505.4
         Utilities                                                         676.6           689.1           790.2
         Other                                                           2,868.0         3,830.4         3,513.1
-----------------------------------------------------------------------------------------------------------------
             Total foreign securities                                    6,428.4         7,149.3         6,808.7
-----------------------------------------------------------------------------------------------------------------
    Residential mortgage-backed securities:
         Pass-throughs                                                   2,322.7         1,812.5         1,848.4
         Collateralized mortgage obligations                             2,041.2         2,710.4         2,764.7
-----------------------------------------------------------------------------------------------------------------
             Total residential mortgage-backed securities                4,363.9         4,522.9         4,613.1
-----------------------------------------------------------------------------------------------------------------
    Commercial/Multifamily mortgage-backed securities                    2,123.2         1,622.0         1,144.3
    Other asset-backed securities                                          971.0         1,635.1         1,464.6
-----------------------------------------------------------------------------------------------------------------
             Total bonds                                                32,023.8        34,177.6        32,260.1
    Redeemable preferred stocks                                            157.0            67.4            76.2
-----------------------------------------------------------------------------------------------------------------
             Total debt securities                                      32,180.8        34,245.0        32,336.3
-----------------------------------------------------------------------------------------------------------------
 Equity securities:
     Common stocks                                                         566.9           866.4         1,185.3
     Nonredeemable preferred stocks                                        233.6           175.0           147.5
-----------------------------------------------------------------------------------------------------------------
             Total equity securities                                       800.5         1,041.4         1,332.8
-----------------------------------------------------------------------------------------------------------------
  Short-term investments                                                   942.2         1,003.9           723.2
  Mortgage loans                                                         3,553.0         4,207.8         6,700.9
  Real estate                                                              270.3           369.5           850.2
  Policy loans                                                             458.7           746.9           707.3
  Other                                                                  1,300.3           974.3           900.4
-----------------------------------------------------------------------------------------------------------------
             Total investments                                       $  39,505.8     $  42,588.8     $  43,551.1
=================================================================================================================
Cash and cash equivalents                                            $   1,951.5     $   1,805.8     $   1,462.6
=================================================================================================================
Accrued investment income                                            $     537.1     $     545.8     $     598.6
=================================================================================================================

(1)  Excludes Separate Accounts.
(2) Includes $7.1 billion in 1998, $7.9 billion in 1997 and $8.7 billion in 1996 of investments supporting discontinued products.

The following table summarizes the Company's investment results:  (1)

(Dollar amounts in millions)                                  As Restated
                          Net            Earned Net           Net Realized       Change in Net
                          Investment     Investment           Capital            Unrealized Capital
                          Income (2)     Income Rate (3)      Gains (4)          Gains and Losses (5)
--------------------------------------------------------------------------------------------------------
For the year:
1998                     $  3,190.9       7.6%               $  271.8           $ (198.8)
1997                        3,377.5       7.7                   334.2              (50.7)
1996                        3,565.2       8.0                   134.4               10.8
--------------------------------------------------------------------------------------------------------

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

Many legislative and regulatory changes related to health products have recently been enacted or are being seriously considered by the federal and state governments. For a discussion of these matters see MD&A - Regulatory Environment in Item 7 of this Report on Form 10-K/A. For information regarding regulation of pricing by the Company's HMOs, see "Aetna U.S. Healthcare - Health Pricing", on page 9.

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

HMO and Insurance Holding Company Laws

A number of states, including Connecticut, regulate affiliated groups of HMOs and insurers such as the Company under holding company statutes. These laws may require these companies to maintain certain levels of equity. For information regarding restrictions on certain payments of dividends or other distributions by HMO and insurance company subsidiaries of the Company, see MD&A - Liquidity and Capital Resources in Item 7 of this Report on Form 10-K/A. Some of these laws also regulate changes in control (as do Connecticut corporate laws), and other matters such as transactions with affiliates. See also Note 18 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A.

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

See MD&A - Liquidity and Capital Resources in Item 7 of this Report on Form 10-K/A for additional discussion regarding solvency regulation.

c. Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the years indicated:

(Millions)
Aetna Inc.                                              1998          1997          1996          1995          1994
--------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                      4.96          5.74          2.45          4.97          4.74
Ratio of Earnings to Combined Fixed Charges
  and Preferred Stock Dividends                         3.94          4.46          2.10          4.97          4.74

(Millions)
Aetna Services, Inc.                                    1998          1997          1996
----------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                      4.31          5.78          2.44
Ratio of Earnings to Combined Fixed Charges
  and Preferred Stock Dividends                         4.31          5.78          2.44

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (See Note 16 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A.) During 1994 and 1995, there was no preferred stock outstanding. As a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

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

e. Ratings

The ratings of certain of Aetna Inc.'s subsidiaries follow:

                                                                               Rating Agencies
                                                            -----------------------------------------------------------
                                                                                              Moody's
                                                                               Duff &         Investors       Standard
                                                             A.M. Best         Phelps         Service         & Poor's
                                                            -----------------------------------------------------------
Aetna Services, Inc. (senior debt)**
   November 3, 1998                                            *                A             A3                A
   February 1, 1999 (1)                                        *                A             A3                A

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

The federal government is a significant customer of the Aetna U.S. Healthcare segment and the Company, accounting for approximately 15% of the Company's consolidated revenue in 1998. No other customer accounted for 10% or more of the Company's consolidated revenues in 1998. No other segment of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of the segment. See Notes 20, 21 and 22 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A regarding segment information.

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

                                                                                                   Business Experience
Name of Officer                     Principal Position                           Age *             During Past Five Years *
---------------                     ------------------                           ---               ----------------------
Richard L. Huber                    Chairman, Chief Executive
                                    Officer and President                        62                          (1)

Michael J. Cardillo                 Executive Vice President,
                                    Aetna U.S. Healthcare                        55                          (2)

Frederick C. Copeland, Jr.          Executive Vice President,
                                    International                                57                          (3)

Timothy A. Holt                     Senior Vice President,
                                    Aetna Investment Management
                                    Group                                        45                          (4)

Thomas J. McInerney                 Executive Vice President,
                                    Aetna Retirement Services                    42                          (5)

Alan J. Weber                       Vice Chairman for Strategy
                                    and Finance                                  49                          (6)

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

(2)
Mr. Cardillo has served in his current position since July 19, 1996. He also serves as President of Aetna U.S. Healthcare Inc. a position he assumed in March 1997 after serving as Co-President since July 19, 1996. Mr. Cardillo had been Co-President of U.S. Healthcare Inc. since 1995 and Principal Marketing Officer since 1989.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Aetna Inc.'s common stock is listed on the New York Stock Exchange. Its symbol is AET. As of January 31, 2000, there were 17,704 record holders of the common stock.

The dividends declared and the high and low sales prices with respect to the Company's common stock for each quarterly period for the past two years are included under the heading "Quarterly Data" in Item 14(a) of this Report on Form 10-K/A.

Information regarding restrictions on the Company's present and future ability to pay dividends is incorporated herein by reference from Note 18 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A and MD&A Liquidity and Capital Resources in Item 7 of this Report on Form 10-K/A.

Item 6. Selected Financial Data.

                                                                             As
                                                                       Restated
(Millions, except per common share data)                                   1998         1997        1996        1995        1994
---------------------------------------------------------------------------------------------------------------------------------
Premiums:
     Aetna U.S. Healthcare                                           $ 13,006.2    $10,844.6   $ 7,765.2   $ 5,949.7   $ 5,611.5
     Aetna Retirement Services                                            131.9        158.5       180.7       260.2       235.7
     Aetna International                                                1,578.5      1,434.1     1,166.1     1,038.5       887.1
     Large Case Pensions                                                  122.7        155.0       214.1       244.4       123.5
---------------------------------------------------------------------------------------------------------------------------------
Total premiums                                                         14,839.3     12,592.2     9,326.1     7,492.8     6,857.8
---------------------------------------------------------------------------------------------------------------------------------
Net Investment Income, Fees and Other
   Income, and Net Realized Capital Gains (Losses):
     Aetna U.S. Healthcare                                              2,113.2      2,056.8     1,968.5     1,665.7     1,527.6
     Aetna Retirement Services                                          1,755.5      1,744.0     1,581.5     1,445.9     1,269.1
     Aetna International                                                  569.1        541.4       464.9       421.3       409.9
     Large Case Pensions                                                1,228.5      1,467.5     1,761.5     2,004.0     2,120.8
     Corporate: Other                                                     123.5        138.3        98.0         9.7        (9.7)
---------------------------------------------------------------------------------------------------------------------------------
Total net investment income, fees and other income,
   and net realized capital gains (losses)                              5,789.8      5,948.0     5,874.4     5,546.6     5,317.7
---------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                        $ 20,629.1    $18,540.2   $15,200.5   $13,039.4   $12,175.5
=================================================================================================================================
Income from continuing operations:
     Aetna U.S. Healthcare                                           $    431.0    $   453.8   $    58.7   $   286.0   $   341.7
     Aetna Retirement Services                                            300.0        257.1       186.2       198.0       159.1
     Aetna International                                                  136.0        142.4       109.9        86.6        71.2
     Large Case Pensions                                                  169.9        234.2       258.4        89.2        54.4
     Corporate: Interest                                                 (155.9)      (147.5)     (103.9)      (70.4)      (60.5)
                Other                                                     (32.9)       (38.9)     (304.2)     (115.5)     (156.5)
---------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                         848.1        901.1       205.1       473.9       409.4
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                848.1        901.1       651.0       251.7       467.5
---------------------------------------------------------------------------------------------------------------------------------
Net realized capital gains (losses), net of tax (included above)          173.9        198.4        85.9        29.5       (41.2)
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                                          105,129.9     96,000.6    92,912.9    84,323.7    75,486.7
---------------------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                    2,214.5      2,346.2     2,380.0       989.1     1,079.2
---------------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred
   securities of subsidiary limited liability company
   holding primarily debentures guaranteed by Aetna                       275.0        275.0       275.0       275.0       275.0
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                                   11,388.9     11,195.4    10,889.7     7,272.8     5,503.0
---------------------------------------------------------------------------------------------------------------------------------
Per Common Share Data:
Income from continuing operations
       Basic                                                         $     5.50    $    5.67   $    1.37   $    4.18   $    3.64
       Diluted                                                             5.41         5.60        1.36        4.14        3.62
Net Income
       Basic                                                               5.50         5.67        4.77        2.22        4.15
       Diluted                                                             5.41         5.60        4.72        2.20        4.14

Dividends declared                                                          .80          .80        1.29        2.76        2.76
Shareholders' equity                                                      74.51        70.85       66.79       63.39       48.85
Market price at year end                                                  78.63        70.56       80.00       69.25       47.13
---------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for significant events affecting the comparability of current year results with 1997 and 1996 results.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of Aetna Inc. and its subsidiaries (collectively, the "Company") as of December 31, 1998 and 1997, and its results of operations for 1998, 1997 and 1996. This Management's Discussion and Analysis should be read in its entirety, since it contains detailed information that is important to understand the Company's results and financial condition.

RESTATEMENT

Following a review by the staff of the Securities and Exchange Commission, the Company concluded that it would restate its 1998 Form 10-K and 1999 Form 10-Qs (the "Restatement"). For additional information concerning the Restatement refer to "Significant Financial and Accounting Developments" contained elsewhere in this Form 10-K/A.

OVERVIEW

General

The Company's current operations include three core businesses --- Aetna U.S. Healthcare, Aetna Retirement Services and Aetna International. Aetna U.S. Healthcare provides a full spectrum of managed care, indemnity, other health and group insurance products. Aetna Retirement Services offers a range of financial services products including fixed and variable annuity contracts, investment advisory services, financial services and pension plan administrative services. Aetna International, through subsidiaries and joint venture operations, sells primarily life insurance, health insurance and financial retirement services products in markets outside of the United States. The Company also has a Large Case Pensions business which manages a variety of retirement products for defined benefit and defined contribution plans.

The Company sold its property-casualty operations on April 2, 1996. See Note 5 of Notes to Consolidated Financial Statements for a discussion of certain indemnifications and other information related to this sale.

Consolidated Results

The Company reported income from continuing operations of $848 million in 1998, $901 million in 1997 and $205 million in 1996. The 1998 results include a gain related to the sale of the domestic individual life insurance business of $64 million and Year 2000 costs of $108 million. Results also include a benefit of $29 million in 1997 and a charge of $588 million in 1996, primarily related to severance and facilities actions. Reductions of the reserve for loss on discontinued products for Large Case Pensions of $44 million in 1998, $108 million in 1997 and $132 million in 1996 also are included in net income. Excluding these factors and net realized capital gains, income from continuing operations would have been $675 million in 1998, $565 million in 1997 and $576 million in 1996.

Acquisition of the NYLCare Health Business

On July 15, 1998, the Company acquired New York Life Insurance Company's ("NYL") NYLCare health business ("NYLCare") for a purchase price of $1.08 billion in cash, subject to adjustment as provided in the transaction agreements. Originally, in addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) were potentially payable to the extent that predetermined earnings and membership targets in future periods were achieved (the "Earnout").

On January 29, 1999, the Company and NYL agreed to resolve all purchase price adjustments and obligations under the Earnout. Under this agreement, the Company paid NYL an additional $50 million to resolve such matters. As a result, the total purchase price is approximately $1.1 billion.

The Company funded the acquisition with cash made available from issuing additional commercial paper. The Company issued $300 million of debt in the fourth quarter of 1998 and expects to issue additional medium- or long-term fixed income securities in 1999, subject to market conditions, to replace some of the commercial paper.

Since the closing, the Company's results have been affected by, among other things, the operating results of NYLCare, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created by the transaction. The financing costs are reflected in the Corporate segment. See "Aetna U.S. Healthcare" and "Corporate," as well as Note 5 of Notes to Consolidated Financial Statements, for further discussion.

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

The Company expects to finance the transaction by issuing $500 million of three-year senior notes to the seller and by using cash the Company expects to receive as a result of issuing additional commercial paper prior to the closing. The Company expects to issue additional fixed income securities to replace some of this commercial paper.

After the closing, the Company's results will be affected by, among other things, the operating results of the Prudential health care business, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) expected to be created as a result of the transaction. See "Aetna U.S. Healthcare" and "Corporate," as well as Note 5 of Notes to Consolidated Financial Statements, for further discussion.

Sale of Domestic Individual Life Insurance Business

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash. The sale resulted in an after-tax gain of approximately $152 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company will defer approximately $88 million of the gain and will amortize it over approximately 15 years. The Company recognized $64 million of the gain in the 1998 fourth quarter for the portion of the agreement that relates to the Company's agency sales force and brokerage distribution channel. The Company was obligated to sever its relationships with, and make available to Lincoln, its sales force, including its agents, employee sales managers and brokerage distribution channel. The Company has no relationships with its former life agents and brokers subsequent to the closing.

In the 1998 fourth quarter, the Company used approximately $300 million of the sale proceeds to repay outstanding commercial paper incurred in connection with the NYLCare acquisition. The Company expects to use the remaining sale proceeds for general corporate purposes, including repayment of debt, internal growth, acquisitions and share repurchases. For more details about the transaction and the indemnity reinsurance arrangement, see "Aetna Retirement Services" and Note 5 of Notes to Consolidated Financial Statements.

AETNA U.S. HEALTHCARE

Operating Summary

                                                                    As Restated
(Millions)                                                                 1998 (1)           1997            1996 (1)
------------------------------------------------------------------------------------------------------------------
Premiums                                                            $  13,006.2        $  10,844.6      $  7,765.2
Net investment income                                                     537.2              451.2           414.6
Fees and other income                                                   1,441.1            1,463.9         1,495.9
Net realized capital gains                                                134.9              141.7            58.0
------------------------------------------------------------------------------------------------------------------
Total revenue                                                          15,119.4           12,901.4         9,733.7
------------------------------------------------------------------------------------------------------------------
Current and future benefits                                            11,186.5            9,239.2         6,622.4
Operating expenses                                                      2,752.0            2,479.2         2,351.5
Amortization of goodwill and other acquired intangible assets             381.3              362.9           169.4
Amortization of deferred policy acquisition costs                            .6               20.3            11.9
Severance and facilities charges (reserve reductions)                         -              (45.0)          453.0
------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                799.0              844.8           125.5
Income taxes                                                              368.0              391.0            66.8
------------------------------------------------------------------------------------------------------------------
Net income (2)                                                      $     431.0        $     453.8      $     58.7
==================================================================================================================
Net realized capital gains, net of tax (included above)             $      88.2        $      69.9      $     37.9
==================================================================================================================

(1) Operating results include NYLCare since July 15, 1998 and U.S. Healthcare, Inc. ("U.S. Healthcare") since July 19, 1996.
(2) Net income for 1998 includes a net benefit from capitalizing internal-use software of $17.4 million.

Aetna U.S. Healthcare consists of the Health Risk business and the Group Insurance and Other Health business. Health products include health maintenance organization ("HMO"), point-of-service ("POS"), preferred provider organization ("PPO") and indemnity products. The Health Risk business includes health plans offered on an insured basis. The Group Insurance and Other Health business includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health plans offered on an employer-funded basis. Under insured plans, the Company assumes all or a majority of health care cost, utilization, mortality, morbidity or other risk, depending on the product. Under employer-funded plans, the customer, and not the Company, assumes all or a majority of these risks.

Results

Aetna U.S. Healthcare's net income decreased $23 million in 1998 and increased $395 million in 1997. The 1998 results include costs related to Year 2000 of $64 million (after tax). The results also reflect benefits of $29 million in 1997 and expenses of $321 million in 1996, primarily related to severance and facilities actions (see "Severance and Facilities Charges"), and net realized capital gains in all three years. Excluding these items, results increased $53 million in 1998 while the 1997 results were comparable to 1996. These results reflect the inclusion of NYLCare since July 15, 1998 and the inclusion of U.S. Healthcare since July 19, 1996.

Net realized capital gains in 1998 include $39 million after-tax of contingent consideration following the Company's 1997 sale of its behavioral health subsidiary, Human Affairs International, Incorporated ("HAI"). The Company records these amounts as they become realizable. Refer to Note 5 of Notes to Consolidated Financial Statements for further discussion. Net realized capital gains for 1997 include a $31 million after-tax gain from the sale of three subsidiaries, including HAI. These businesses were sold primarily to more effectively focus health business resources. Net realized capital gains for 1996 include a $15 million after-tax gain from the sale of an HMO subsidiary. The earnings of these subsidiaries were not material to the results of Aetna U.S. Healthcare.

The remainder of the Aetna U.S. Healthcare discussion compares actual results for 1998 to actual 1997 results and to 1996 results on a pro forma basis, as if the merger with U.S. Healthcare had occurred at the beginning of 1996.

Operating Summary

                                                                    As Restated                           Pro forma (2)
(Millions)                                                                 1998 (1)           1997             1996
-------------------------------------------------------------------------------------------------------------------
Premiums                                                            $  13,006.2        $  10,844.6      $  10,096.6
Net investment income                                                     537.2              451.2            441.3
Fees and other income                                                   1,441.1            1,463.9          1,549.2
Net realized capital gains                                                134.9              141.7             52.5
-------------------------------------------------------------------------------------------------------------------
Total revenue                                                          15,119.4           12,901.4         12,139.6
-------------------------------------------------------------------------------------------------------------------
Current and future benefits                                            11,186.5            9,239.2          8,387.0
Operating expenses                                                      2,752.0            2,479.2          2,683.3
Amortization of goodwill and other acquired intangible assets             381.3              362.9            364.6
Amortization of deferred policy acquisition costs                            .6               20.3             11.9
Severance and facilities charges(reserve reductions)                          -              (45.0)           453.0
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                799.0              844.8            239.8
Income taxes                                                              368.0              391.0            146.7
-------------------------------------------------------------------------------------------------------------------
Net income (3)                                                      $     431.0        $     453.8      $      93.1
===================================================================================================================
Net realized capital gains, net of tax (included above)             $      88.2        $      69.9      $      34.4
===================================================================================================================

(1)  Operating results include NYLCare since July 15, 1998.
(2) Represents financial information as though the merger with U.S. Healthcare occurred on January 1, 1996. The 1996 pro forma operating summary and information derived from the summary are not necessarily indicative of results of operations had the merger occurred at the beginning of 1996, nor are they necessarily indicative of future results.
(3) Net income for 1998 includes a net benefit from capitalizing internal-use software of $17.4 million.

In order to provide a comparison that management believes better reflects the underlying performance of Aetna U.S. Healthcare, the operating earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets (including the goodwill associated with the U.S. Healthcare and NYLCare acquisitions), Year 2000 costs in 1998, the severance and facilities actions in 1997 and 1996, and net realized capital gains in all three years.

                                          As Restated
(Millions)                                       1998(1)(2)           1997(1)           1996
--------------------------------------------------------------------------------------------
Operating earnings:
   Health Risk                            $     368.7          $     312.9        $    461.9
   Group Insurance and Other Health             350.3                340.7             218.2
--------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare               $     719.0          $     653.6        $    680.1
============================================================================================

Commercial HMO Medical Loss Ratio                82.5%                84.2%             79.3%
--------------------------------------------------------------------------------------------
Commercial HMO Premium PMPM               $    134.68          $    132.57        $   130.89
--------------------------------------------------------------------------------------------
Commercial HMO Medical Cost PMPM          $    111.08          $    111.69        $   103.83
--------------------------------------------------------------------------------------------

Medicare HMO Medical Loss Ratio                  93.0%                93.4%             89.7%
--------------------------------------------------------------------------------------------
Medicare HMO Premium PMPM                 $    474.67          $    459.69        $   437.34
--------------------------------------------------------------------------------------------
Medicare HMO Medical Cost PMPM            $    441.63          $    429.31        $   392.14
--------------------------------------------------------------------------------------------

(1) Operating results include NYLCare since July 15, 1998 and U.S. Healthcare since July 19, 1996.
(2) Includes a net benefit from capitalizing internal-use software of $17.4 million in 1998.

Health Risk

The increase in Health Risk earnings of $56 million for 1998 reflects favorable HMO results due to membership growth, premium rate increases, the impact of medical cost initiatives, higher net investment income and the acquisition of NYLCare. These increases were partially offset by lower Indemnity and PPO results and increased operating expenses related to customer service enhancements. The 1997 Health Risk earnings reflected significantly increased HMO medical costs, which more than offset the benefit of increased HMO membership and HMO premium rate increases. The 1997 HMO medical cost increases include a $103 million after-tax charge in the third quarter of 1997 for the re-estimation of HMO medical claims reserves, a majority of which relates to 1997 claims.

Commercial HMO premiums per member per month ("PMPM") increased 2% in 1998, when compared to 1997, and 1% in 1997, when compared to 1996. These increases were due to premium rate increases, offset in part by customers selecting lower premium plans and a shift in the geographic mix of membership growth.

Commercial HMO medical costs PMPM decreased by 1% in 1998, when compared to 1997, and increased 8% in 1997, when compared to 1996. The decrease in 1998 is due primarily to favorable results of medical cost initiatives, geographic mix and customer changes in benefit plans partially offset by higher pharmacy, physician and outpatient utilization. The increase in 1997 was primarily due to higher inpatient facility and physician costs.

The Commercial HMO medical loss ratio decreased in 1998, when compared to 1997, as growth in premiums due to rate increases exceeded increases in medical costs, reflecting the benefit of medical cost initiatives.

Medicare HMO premiums PMPM increased by 3% in 1998, when compared to 1997, and 5% in 1997, when compared to 1996, due to Health Care Financing Administration ("HCFA") rate increases and increases in supplemental premiums.

Medicare HMO medical costs PMPM increased by 3% in 1998 when compared to 1997 and 10% in 1997 when compared to 1996. The higher medical costs in 1998 were primarily due to higher pharmacy, physician and outpatient utilization and medical cost inflation. The higher medical costs were partially offset by the impact of the NYLCare acquisition, geographic mix and benefit changes. The higher medical costs in 1997 were primarily due to higher inpatient facility, physician and pharmacy costs.

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

Group Insurance and Other Health

Group Insurance and Other Health results for 1998 reflect higher net investment income and the acquisition of NYLCare. Results include comparable favorable developments in claim benefit reserve estimates for life and disability products in both 1998 (including the NYLCare group business) and 1997. Results in 1997 also reflect increased product sales, higher administrative service contract fees resulting from rate increases and changes in product mix and lower operating expenses as a percentage of revenue due to continued cost reduction efforts.

Membership

Aetna U.S. Healthcare's membership was as follows:

                                         December 31, 1998 (1)                  December 31, 1997
                                 ----------------------------------      --------------------------------
(Thousands)                         Risk      Nonrisk        Total         Risk      Nonrisk        Total
---------------------------------------------------------------------------------------------------------
HMO
    Commercial (2)                 5,104          640        5,744        3,642          584        4,226
    Medicare                         535            -          535          382           19          401
    Medicaid                         132            -          132           98            -           98
---------------------------------------------------------------------------------------------------------
        Total HMO                  5,771          640        6,411        4,122          603        4,725
POS (2)                              261        2,509        2,770          310        2,473        2,783
PPO                                1,089        2,943        4,032          609        3,012        3,621
Indemnity                            182        2,270        2,452          294        2,311        2,605
---------------------------------------------------------------------------------------------------------
    Total Health Membership        7,303        8,362       15,665        5,335        8,399       13,734
=========================================================================================================
Group Insurance: (3)
   Group Life                                                9,769                                  9,822
   Disability                                                2,592                                  2,559
   Long-Term Care                                               91                                     97
---------------------------------------------------------------------------------------------------------

(1) Health membership for NYLCare at the date of acquisition was 2,117 members including 1,186 Commercial HMO risk, 111 Medicare HMO risk, 56 Medicaid HMO risk, 135 HMO nonrisk, 452 PPO risk and 177 PPO nonrisk. Group Insurance NYLCare membership at the date of acquisition was 791 members.
(2) Commercial HMO includes POS members who access primary care physicians and referred care through an HMO network of 1,329 at December 31, 1998 and 885 at December 31, 1997.
(3) Group Insurance membership as of December 31, 1997 reflects improved data as a result of the conversion to a new membership reporting system. December 31, 1997 membership reflects adjustments which continued to occur through the first quarter of 1998, as applied to December 31, 1997 membership previously reported. Many Group Insurance members participate in more than one type of Aetna U.S. Healthcare coverage and are counted in each.

Total Health membership as of December 31, 1998 increased by approximately 2 million members when compared to December 31, 1997 due to the acquisition of NYLCare. Excluding the impact of the NYLCare acquisition, the membership increases in Commercial HMO, Medicare HMO, and POS were more than offset by declines in Indemnity and PPO enrollment. Total HMO membership as of December 31, 1998 increased by 1.7 million members, or 36%, when compared to December 31, 1997.

Total Revenue and Expense

Aetna U.S. Healthcare's revenues increased by $2.3 billion in 1998 and $1.0 billion in 1997, excluding revenue in 1996 associated with investments in primary care physician practices, as well as premiums related to the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") contract, which was not renewed, revenue related to certain Medicare administrative services no longer provided by Aetna U.S. Healthcare and also excluding net realized capital gains. 1998 revenue growth was primarily due to the acquisition of NYLCare, as well as premium rate increases and membership growth in Commercial and Medicare HMO and POS products, partially offset by lower Indemnity and PPO membership. Also during 1998, Aetna U.S. Healthcare recorded higher investment income due to a higher investment portfolio balance (including the acquired assets of NYLCare), a shift in strategy to higher yielding investments and an increase in equity partnership income.

Aetna U.S. Healthcare's operating expenses increased by $273 million, or 11% in 1998, and decreased $14 million, or .6% in 1997, excluding operating expenses in 1996 associated with investments in primary care physician practices, as well as operating expenses related to CHAMPUS and certain Medicare administrative services no longer provided by Aetna U.S. Healthcare. The increase in 1998 reflects the acquisition of NYLCare, as well as HMO membership increases, customer service enhancements and costs related to Year 2000. However, operating expenses as a percentage of revenue decreased from 1997. The decrease in 1997 reflects the impact of continuing cost reduction efforts, which also resulted in a reduction in operating expenses as a percentage of revenue.

Agreement to Acquire Prudential Health Care Business

On December 9, 1998, the Company entered into an agreement to acquire the Prudential health care business. Included in the acquisition are the Prudential health care HMO, POS, PPO and Indemnity health lines, as well as its dental business. At December 31, 1998, the Prudential health care business had approximately 6.2 million health members and 8 million dental members. See "Overview" for a further discussion of the purchase.

Outlook

With the increased importance of managed care to the Company, the ability to profitably grow the managed care risk business and obtain adequate pricing in an increasingly competitive environment, while effectively managing medical costs and operating expenses, is of critical importance.

Premiums in the Health Risk business are generally fixed by contract for one-year periods and, accordingly, costs in excess of those reflected in pricing cannot be recovered by prospectively or retrospectively raising premiums during the year.

For 1999, the Company is targeting commercial premium increases that seek to maintain or enhance margin. The Company is attempting to improve profitability by increasing premiums and by addressing cost increases in its contracting with providers and through other cost management efforts. However, the 1999 premium rate increases set by the federal government for Medicare risk products averaged approximately 2%, which the Company believes will be below the rate of medical cost inflation. In an effort to improve its medical loss ratio, the Company has made plan benefit changes and added premiums for supplemental benefits. In addition, the Company has exited certain Medicare markets as of January 1, 1999. The Company will continue to review the profitability of the Medicare business in certain markets. There can be no assurances, however, that any premium increases, benefit changes, or cost savings achieved through recontracting will be sufficient to offset the increases in medical costs, as well as any increases in other operating costs, due to potential governmental action (including rate decreases or reduction of rate increases), business conditions (including intensification of competition) and other factors.

Results for the Group Insurance and Other Health businesses are only expected to be level or to increase slightly in 1999. See "Regulatory Environment" and "Forward-Looking Information/Risk Factors" for information regarding other important factors that may materially affect Aetna U.S. Healthcare.

AETNA RETIREMENT SERVICES

Operating Summary

(Millions)                                                           1998 (1)           1997            1996
-------------------------------------------------------------------------------------------------------------
Premiums (2)                                                  $     131.9        $     158.5     $     180.7
Net investment income                                             1,024.5            1,114.7         1,086.7
Fees and other income                                               728.0              591.7           467.7
Net realized capital gains                                            3.0               37.6            27.1
-------------------------------------------------------------------------------------------------------------
Total revenue                                                     1,887.4            1,902.5         1,762.2
-------------------------------------------------------------------------------------------------------------
Current and future benefits (2)                                     918.2            1,034.1         1,035.9
Operating expenses                                                  407.1              385.6           337.5
Amortization of deferred policy acquisition costs                   128.3              110.6            74.3
Severance and facilities charge, net                                  1.5                  -            49.0
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                          432.3              372.2           265.5
Income taxes                                                        132.3              115.1            79.3
-------------------------------------------------------------------------------------------------------------
Net income (3)                                                $     300.0        $     257.1     $     186.2
=============================================================================================================
Net realized capital gains, net of tax (included above)       $       2.0        $      24.2     $      17.8
=============================================================================================================
Deposits not included in premiums above:
   Annuities - fixed options                                  $   1,125.6        $   1,191.4     $   1,362.3
   Annuities - variable options                                   3,642.7            3,291.2         2,759.3
   Individual life insurance                                        374.2              486.4           443.2
-------------------------------------------------------------------------------------------------------------
      Total                                                   $   5,142.5        $   4,969.0     $   4,564.8
=============================================================================================================
Assets under management:(4)
   Annuities - fixed options                                  $  12,131.1        $  12,056.3     $  11,692.4
   Annuities - variable options (5)                              25,527.0           20,076.9        14,468.1
   Other investment advisory (6)                                 14,268.6           10,069.0         3,288.1
-------------------------------------------------------------------------------------------------------------
      Financial services                                         51,926.7           42,202.2        29,448.6
   Individual life insurance                                            -            2,749.9         2,614.1
-------------------------------------------------------------------------------------------------------------
      Total                                                   $  51,926.7        $  44,952.1     $  32,062.7
=============================================================================================================

(1) Operating results reflect the operations of the individual life business through the sale date of October 1, 1998.
(2) Includes $56.8 million in 1998, $59.1 million in 1997 and $71.8 million in 1996, for annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(3) Net income for 1998 includes a net benefit from capitalizing internal-use software of $8.6 million.
(4) Excludes net unrealized capital gains of $496.9 million at December 31, 1998, $551.6 million at December 31, 1997 and $366.0 million at December 31, 1996.
(5) Includes $7,467.5 million at December 31, 1998, $5,069.9 million at December 31, 1997 and $4,633.2 million at December 31, 1996, related to assets invested through Aetna Retirement Services' ("ARS") products in unaffiliated mutual funds.
(6) The December 31, 1997 balance includes the transfer of $4,078.5 million of assets under management that were previously reported in the Large Case Pensions segment, reflecting the consolidation of the Company's investment advisory services and migration of certain other pension products that complement ARS' business strategy.

ARS offers financial services products, including fixed and variable annuity contracts, investment advisory services, financial planning services and pension plan administrative services. ARS' domestic individual life insurance business was sold on October 1, 1998.

ARS' net income increased $43 million in 1998 and $71 million in 1997. ARS' 1998 net income includes Year 2000 costs of $23 million and a gain related to the sale of the Life business of $64 million (included in fees and other income). Results also include a net after-tax severance and facilities charge of $1 million in 1998 and $32 million in 1996. (See Note 10 of Notes to Consolidated Financial Statements for additional information.) Excluding these factors and net realized capital gains in all three years, ARS' results, as shown below, increased $25 million in 1998, $33 million in 1997 and $29 million in 1996.

(Millions)                           1998 (1)         1997          1996
------------------------------------------------------------------------
Financial services              $   186.5        $   157.8     $   120.7
Individual life insurance            71.5             75.1          79.5
------------------------------------------------------------------------
   Total                        $   258.0        $   232.9     $   200.2
========================================================================

(1) Reflects the operations of the individual life business through the sale date of October 1, 1998.

The increases in 1998 and 1997 earnings for financial services primarily reflect increased fee income from higher levels of assets under management. Assets under management increased by 23% in 1998 and 29% in 1997, excluding assets under management that were previously reported in the Large Case Pensions segment. Assets under management grew primarily because of appreciation in the stock market and additional net deposits (i.e., deposits less surrenders) and, in 1997, the inclusion of assets from the acquisition of Financial Network Investment Corporation ("FNIC") (discussed below). Operating expenses as a percentage of assets under management declined in both years.

Premiums relate to traditional life insurance and annuity products containing life contingencies. Premiums decreased by $27 million in 1998, following a decrease of $22 million in 1997. The decrease in 1998 was due to the sale of the domestic individual life insurance business on October 1, 1998. The decrease in 1997 was due to a shift from annuity products containing life contingencies to annuity products not involving life contingencies, and in part, from ceasing to write structured settlement business.

Annuity deposits increased 6% in 1998 and 9% in 1997, reflecting business growth. Life deposits decreased by 23% in 1998 due to the sale of the Life business on October 1, 1998 and increased 10% in 1997, reflecting business growth.

Of the $12.1 billion at December 31, 1998 and December 31, 1997 and $11.7 billion at December 31, 1996 of fixed annuity assets under management, 25% were fully guaranteed and 75% were experience rated. The average earned rate on investments supporting fully guaranteed investment contracts was 7.6%, 7.8% and 7.9%, and the average earned rate on investments supporting experience rated investment contracts was 7.8%, 7.9% and 8.0% for the years ended December 31, 1998, 1997 and 1996. The average credited rate on fully guaranteed investment contracts was 6.5%, 6.6% and 6.7%, and the average credited rate on experience rated investment contracts was 5.8%, 5.9% and 6.0% for the years ended December 31, 1998, 1997 and 1996. The resulting interest margins on fully guaranteed investment contracts were 1.1%, 1.2% and 1.2% and on experience rated investment contracts was 2.0% for the years ended December 31, 1998, 1997 and 1996.

In 1997, in connection with the Company's efforts to expand its financial planning business, the Company acquired FNIC. FNIC is a broker/dealer licensed in all 50 states and includes more than 2,591 registered representatives and 179 branch offices in 36 states. The purchase price was not material to the Company.

Sale of Domestic Individual Life Insurance Business

The Company's sale of its domestic individual life insurance business to Lincoln on October 1, 1998 included approximately $50 billion of individual life insurance in force. The Company was obligated to sever its relationships with, and make available to Lincoln, its sales force, including its agents, employee sales managers and brokerage distribution channel. The Company has no relationships with its former life agents and brokers subsequent to the closing. The transaction was generally in the form of an indemnity reinsurance arrangement and covers the following lines of insurance: traditional life, universal life, participating life, sponsored life and corporate-owned life insurance and pension life. Pension life results, which are reported in Financial Services, are not material to ARS' results and, therefore, are not included below. Revenues from the business lines sold were $399 million for 1998 through the sale date, $553 million for 1997 and $538 million for 1996. See "Overview" and Note 5 of Notes to Consolidated Financial Statements for further discussion of the sale.

Outlook

ARS' strategy is to increase assets under management and improve profitability by focusing on strategic markets and products in the financial services business. In doing so, ARS may take a variety of actions intended to improve its investment and product management, marketing, distribution and customer service. ARS also may seek acquisitions or divestitures in order to align its businesses with strategic and financial targets or build scale.

See "Forward-Looking Information/Risk Factors" for information regarding other important factors that may materially affect ARS.

AETNA INTERNATIONAL

Operating Summary

(Millions)                                                                      1998            1997           1996
-------------------------------------------------------------------------------------------------------------------
Premiums                                                                  $  1,578.5      $  1,434.1     $  1,166.1
Net investment income (1)                                                      459.8           384.4          334.2
Fees and other income                                                          138.2           140.3          124.2
Net realized capital gains (losses)                                            (28.9)           16.7            6.5
-------------------------------------------------------------------------------------------------------------------
Total revenue                                                                2,147.6         1,975.5        1,631.0
-------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                  1,336.6         1,206.3          996.8
Operating expenses                                                             505.6           462.0          377.2
Interest expense                                                                11.1             7.8            8.2
Amortization of goodwill and other acquired intangible assets                   16.0            16.3            3.0
Amortization of deferred policy acquisition costs                               86.4            86.6           73.9
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                     191.9           196.5          171.9
Income taxes                                                                    55.9            54.1           62.0
-------------------------------------------------------------------------------------------------------------------
Net income (2)                                                            $    136.0      $    142.4     $    109.9
===================================================================================================================
Net realized capital gains (losses), net of tax (included above)          $    (22.2)     $     13.7     $      4.4
===================================================================================================================

(1) Includes $96.5 million in 1998, $51.5 million in 1997 and $16.8 million in 1996 of earnings from Aetna International subsidiaries that are carried on the equity basis.
(2) Net income for 1998 includes a net benefit from capitalizing internal-use software of $2.0 million.

Aetna International, through subsidiaries and joint venture affiliates, sells primarily life insurance and health insurance and financial retirement services products in markets outside of the United States.

Earnings by major geographic location, excluding Year 2000 costs in 1998 and net realized capital gains or losses in all three years, are as follows:


(Millions)                  1998           1997           1996
--------------------------------------------------------------
Asia Pacific (1)       $    65.2      $    55.7      $    53.8
Americas (2)               112.9           83.0           59.1
Other (3)                  (12.4)         (10.0)          (7.4)
--------------------------------------------------------------
Total                  $   165.7      $   128.7      $   105.5
==============================================================

(1) Includes China, Hong Kong, Indonesia, Malaysia, New Zealand, Philippines, Taiwan and Thailand.
(2)  Includes Argentina, Brazil, Canada, Chile, Mexico, Peru and Venezuela.
(3)  Includes general and other miscellaneous expenses.

Aetna International's net income decreased $6 million in 1998 and increased $33 million in 1997. Results in 1998 include Year 2000 costs of $8 million. Excluding Year 2000 costs and net realized capital gains or losses, earnings increased $37 million in 1998 and $23 million in 1997. Results in 1998 primarily reflect earnings growth from the Company's operations in Brazil, which were acquired in April 1997, as well as from operations in Taiwan, Canada and the Mexican pension business. These results were offset in part by other Mexican operations and an overall weakening of foreign currencies versus the U.S. dollar. Results in 1997 primarily reflect the Company's operations in Brazil, earnings growth in Taiwan and Canada and favorable investment performance in certain Asia Pacific and Latin American businesses. This earnings growth was partially offset by increased losses related to start-up operations, primarily those in the Philippines and Argentina, and fourth quarter weakening of foreign currencies in Asia.

Premiums in 1998 were 10% higher than in 1997, following a 23% increase in 1997 premiums as compared with 1996. The premium growth rate in 1998 was adversely affected by the overall weakening of foreign currencies versus the U.S. dollar. The increases in premiums in 1997 were primarily due to increased insurance product sales in Taiwan and Chile.

During 1998, Aetna International continued to grow with new and expanded presence in China, Chile, Thailand, Venezuela and New Zealand. In January 1999, Aetna International also acquired the largest health care company in Argentina and entered into a pension joint venture in Poland. See Notes 5 and 23 of Notes to Consolidated Financial Statements for additional information.

Outlook

Aetna International seeks to invest in emerging markets outside the U.S. that have the potential for attractive long-term returns. The Company also explores opportunities for additional investments, or divestitures, where appropriate, in certain mature markets where it currently has a presence. These investments are generally made through the acquisition of part or all of an existing company or a start-up investment.

Brazil has recently experienced a significant devaluation in its currency which could also have a broader impact on growth in Latin America. Currency devaluations in Brazil, or the Company's other established operations, could adversely affect operating earnings when translated into U.S. dollars. This effect may be offset somewhat by increased interest rate returns on investments resulting from the economic conditions that lead to the devaluation. In addition, currency devaluation could reduce losses from start-up operations when translated into U.S. dollars.

See "Forward-Looking Information/Risk Factors" for information regarding other important factors that may materially affect Aetna International.

LARGE CASE PENSIONS

Operating Summary


(Millions)                                                           1998             1997             1996
-----------------------------------------------------------------------------------------------------------
Premiums                                                      $     122.7      $     155.0      $     214.1
Net investment income                                             1,152.5          1,408.7          1,649.2
Fees and other income (1)                                            18.5             28.1             81.4
Net realized capital gains                                           57.5             30.7             30.9
-----------------------------------------------------------------------------------------------------------
Total revenue                                                     1,351.2          1,622.5          1,975.6
-----------------------------------------------------------------------------------------------------------
Current and future benefits                                       1,122.4          1,372.4          1,723.6
Operating expenses (1)                                               24.4             34.8             58.6
Reductions of loss on discontinued products                         (68.0)          (172.5)          (202.3)
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                          272.4            387.8            395.7
Income taxes                                                        102.5            153.6            137.3
-----------------------------------------------------------------------------------------------------------
Net income                                                    $     169.9      $     234.2      $     258.4
===========================================================================================================
Net realized capital gains, net of tax (included above)       $      37.4      $      20.8      $      20.8
===========================================================================================================
Deposits not included in premiums above:
    Fully guaranteed discontinued products                    $      17.7      $      14.0      $      17.7
    Experience rated                                                251.3            735.4            789.0
    Nonguaranteed                                                   950.2            849.2            975.1
-----------------------------------------------------------------------------------------------------------
                    Total                                     $   1,219.2      $   1,598.6      $   1,781.8
===========================================================================================================
Assets under management: (1) (2)
    Fully guaranteed discontinued products                    $   6,737.9      $   7,548.9      $   8,477.1
    Experience rated                                              9,546.9         11,114.7         16,103.2
    Nonguaranteed                                                12,120.0         11,070.2         10,749.3
-----------------------------------------------------------------------------------------------------------
           Total                                              $  28,404.8      $  29,733.8      $  35,329.6
===========================================================================================================

(1) 1997 includes $7.0 million of fees and other income and $1.8 million of operating expenses and, at December 31, 1997, assets of $285.2 million that are currently reported in the ARS segment. 1996 includes $15.7 million of fees and other income and $12.7 million of operating expenses and, at December 31, 1996, assets of $3,608.0 million that are currently reported in the ARS segment. This reflects the consolidation of the Company's investment advisory services and certain other products that complement ARS' business strategy.
(2) Excludes net unrealized capital gains of $621.0 million at December 31, 1998, $645.4 million at December 31, 1997 and $321.4 million at December 31, 1996.

The Large Case Pensions segment manages a variety of retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans. These products provide a variety of funding and benefit payment distribution options and other services. Certain products provide investment guarantees.

Large Case Pensions' net income decreased $64 million in 1998 and $24 million in 1997. Primarily as a result of favorable investment performance during 1998, the Company released $44 million (after tax) of the reserve related to discontinued products. Also, as a result of continued favorable developments in real estate markets, the Company released $108 million (after tax) in 1997 and $132 million (after tax) in 1996 of the reserve related to discontinued products. Large Case Pensions' earnings, excluding Year 2000 costs of approximately $1 million (after tax) in 1998, the reductions of the reserve for loss on discontinued products and net realized capital gains in all three years decreased $15 million in 1998 and decreased slightly in 1997. The 1998 and 1997 decreases continue to reflect the redeployment of capital supporting this business and the consolidation into the ARS segment of certain products and services, partially offset by lower expenses in both years.

Assets under management decreased during 1998 and 1997. The 1998 and 1997 decreases primarily resulted from the continuing runoff of underlying liabilities and consolidation into the ARS segment of the Company's investment advisory services and certain other products that complement ARS' business strategy.

General account assets supporting experience rated products (where the customer, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):

(Millions)                                                                         1998          1997           1996
--------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities and benefit payments (1)                        $   935.5     $   905.0     $  1,089.1
Contractholder withdrawals other than scheduled contract maturities and
   benefit payments (2)                                                       $   431.8     $   358.1     $    506.2
Participant withdrawals (2)                                                   $    98.3     $   130.0     $    170.8
--------------------------------------------------------------------------------------------------------------------

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.
(2) At December 31, 1998, approximately $1.3 billion of experience rated pension contracts allowed for unscheduled contractholder withdrawals, subject to timing restrictions and formula-based market value adjustments. Further, approximately $2.7 billion of such contracts supported by general account assets could be withdrawn or transferred to other plan investment options at the direction of plan participants, without market value adjustment.

Outlook

Large Case Pensions' earnings are expected to continue to decline in 1999 as reductions in investment income on capital supporting maturing obligations are redeployed to other businesses of the Company.

See "Forward-Looking Information/Risk Factors" for information regarding other important factors that may materially affect Large Case Pensions.

Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. The Company established a reserve for anticipated future losses on these products based on the present value of the difference between
(a) the expected cash flows from the assets supporting these products and (b) the cash flows expected to be required to meet the product obligations.

Results of operations of discontinued products, including net realized capital gains or losses, are credited or charged to the reserve for anticipated losses. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent future losses are less than anticipated.

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain will occur on some contracts if an annuitant retires later than expected (a loss if an annuitant retires earlier than expected).

The results of discontinued products were as follows:

(Millions)                                                                          1998         1997         1996
------------------------------------------------------------------------------------------------------------------
Interest margin (deficit) (1)                                                   $  (22.7)    $   15.1     $   26.3
Net realized capital gains                                                          75.8        175.4         79.2
Interest earned on receivable from continuing products                              22.4         21.5         29.7
Other, net                                                                           3.6          2.8         16.3
------------------------------------------------------------------------------------------------------------------
Results of discontinued products, after tax                                     $   79.1     $  214.8     $  151.5
==================================================================================================================
Results of discontinued products, pretax                                        $  130.4     $  337.4     $  230.3
==================================================================================================================
Net realized capital gains from sales of bonds, after tax (included above)      $   52.5     $   36.6     $    7.7
==================================================================================================================

(1) The interest margin (deficit) is the difference between earnings on invested assets and interest credited to contractholders.

The interest margin (deficit) decrease in 1998 and 1997 is primarily due to lower investment income, reflecting the decline in assets used to fund contractual liability runoff, as well as lower yields due to a shift in the investment portfolio to fixed income bonds. The 1998 net realized capital gains reflect gains of $28 million related to continued favorable developments in real estate markets as well as gains of $53 million from the sale of bonds. The 1997 net realized capital gains primarily reflect $100 million of gains related to continued favorable developments in real estate markets (including gains of $24 million related to the securitization of commercial mortgage loans), gains of $37 million from the sale of bonds and gains of $37 million resulting from the sale of investments in order to meet liquidity needs. The 1996 net realized capital gains include $73 million related to favorable developments in real estate markets.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $493 million at December 31, 1998 and $515 million at December 31, 1997, net of related deferred taxes payable.

The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates, as well as the cost of asset management and customer service. There have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management's best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. During 1997, a bond default assumption was included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with the decline in the commercial mortgage loan and real estate portfolios.

The previous years' actual participant withdrawal experience is used for the current year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the "Society"). In 1995, the Society published the 1994 Uninsured Pensioner's mortality table which has been used since then.

The Company's assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liability run-off.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax):

(Millions)
--------------------------------------------------
Reserve at December 31, 1995             $   958.8
Operating income                              92.9
Net realized capital gains                   121.8
Mortality and other                           15.6
Reserve reduction                           (202.3)
--------------------------------------------------
Reserve at December 31, 1996                 986.8
Operating income                              58.7
Net realized capital gains                   269.9
Mortality and other                            8.8
Reserve reduction                           (172.5)
--------------------------------------------------
Reserve at December 31, 1997               1,151.7
Operating loss                                (6.6)
Net realized capital gains                   116.6
Mortality and other                           20.4
Reserve reduction                            (68.0)
--------------------------------------------------
Reserve at December 31, 1998             $ 1,214.1
==================================================

Management reviews the adequacy of the discontinued products reserve quarterly and, as further discussed above, primarily due to favorable investment performance, $44 million ($68 million pretax) of the reserve was released in 1998. Similar reviews resulted in the Company's release of $108 million ($173 million pretax) in 1997 and $132 million ($202 million pretax) in 1996 of the reserve due to continued favorable developments in real estate markets. The current reserve reflects management's best estimate of anticipated future losses.

The anticipated run-off of the December 31, 1998 reserve balance is as follows:

(Millions)
-----------------------------------
1999                        $  29.9
2000                           30.6
2001                           31.1
2002                           31.7
2003 - 2007                   172.9
2008 - 2012                   193.1
2013 - 2017                   189.2
Thereafter                    535.6
-----------------------------------

The above assumes that assets are held until maturity and that the reserve run-off is proportional to the liability runoff.

The expected (as of December 31, 1993) and actual liability balances for the GIC and SPA liabilities at December 31, are as follows:

                    Expected                        Actual
             ------------------------   --------------------------
(Millions)     GIC            SPA            GIC            SPA
------------------------------------------------------------------
1996       $ 4,642.0     $  4,786.7     $  3,288.7     $  4,793.7
1997         3,173.9        4,685.8        2,321.4        4,763.0
1998         2,029.6        4,581.3        1,546.0        4,653.5
------------------------------------------------------------------

The GIC balances are lower than expected in each period as several contractholders redeemed their contracts prior to contract maturity. The SPA balances in each period are higher because of additional amounts received under existing contracts.

The discontinued products investment portfolio is as follows:


                                           December 31, 1998           December 31, 1997
                                       -------------------------   -------------------------
(Millions)                                 Amount      Percent        Amount       Percent
--------------------------------------------------------------------------------------------
Debt Securities                        $  5,890.5        83.0%     $  6,471.4        81.5%
Mortgage Loans                              754.2        10.6           976.9        12.3
Real Estate                                 104.2         1.5           116.9         1.5
Equities                                     98.5         1.4             5.6          .1
Short-term and other investments            252.2         3.5           365.7         4.6
--------------------------------------------------------------------------------------------
Total                                  $  7,099.6       100.0%     $  7,936.5       100.0%
============================================================================================

The investment portfolio declined in 1998 as assets were used to pay off contractual liabilities. As mentioned above, the composition of the investment portfolio has changed since inception. Mortgage loans have decreased from $5.4 billion (37% of the investment portfolio) at December 31, 1993 to the current level. This was a result of maturities, prepayments and the securitization and sale of commercial mortgages. Also, real estate decreased from $.5 billion (4% of the investment portfolio) at December 31, 1993 to the current level primarily as a result of sales. The resulting proceeds were reinvested in debt securities and equities.

The change in the composition of the overall investment portfolio resulted in a change in the quality of the portfolio since 1993. As the Company's exposure to commercial mortgage loans and real estate has diminished, additional investment return has been achieved by increasing the risk of the bond portfolio. At December 31, 1993, approximately 60% of the debt securities had a quality rating of AAA or AA and at December 31, 1998 approximately 32% of the debt securities have a quality rating of AAA or AA. However, management believes the level of risk in the total portfolio of assets supporting discontinued products was lower at December 31, 1998 when compared to December 31, 1993.

Distributions on discontinued products were as follows:

(Millions)                                                                1998         1997         1996
--------------------------------------------------------------------------------------------------------
Scheduled contract maturities, settlements and benefit payments      $ 1,433.5    $ 1,683.1    $ 2,609.0
Participant directed withdrawals                                          21.4         36.4         52.0
--------------------------------------------------------------------------------------------------------

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

At December 31, 1998, scheduled maturities, future benefit payments and other expected payments, including future interest, were as follows:

(Millions)
----------------------------------
1999                      $1,255.0
2000                         895.7
2001                         816.8
2002                         674.4
2003                         531.7
2004 -- 2008               2,273.0
2009 -- 2013               1,966.3
2014 -- 2018               1,583.6
2019 -- 2023               1,182.9
Thereafter                 2,097.7
----------------------------------

Refer to Note 11 of Notes to Consolidated Financial Statements and "General Account Investments" for additional information.

CORPORATE

Operating Summary

(Millions, after tax)                                                                    1998          1997            1996
---------------------------------------------------------------------------------------------------------------------------
Interest expense                                                                      $ 155.9       $ 147.5         $ 103.9
---------------------------------------------------------------------------------------------------------------------------
Other expense:
   Severance and facilities charges (1)                                               $     -       $     -         $ 235.5
   Other operating expenses, net                                                        106.7         108.7           110.5
   Interest income on life sale (1998) and property-casualty sale (1996) proceeds        (5.3)            -           (36.8)
Net realized capital gains (2)                                                          (68.5)        (69.8)           (5.0)
---------------------------------------------------------------------------------------------------------------------------
 Total other expense                                                                  $  32.9       $  38.9         $ 304.2
===========================================================================================================================

(1) See Note 10 of Notes to Consolidated Financial Statements for additional information.
(2) After-tax net realized capital gains in 1998 include gains of $74.4 million related to the sale of the Company's remaining investment in Travelers Property Casualty Corporation ("TPCC"). After-tax net realized capital gains in 1997 include gains of $98.1 million related to sales of portions of the Company's investment in TPCC offset by an after-tax realized capital loss of $28.6 million related to the write-down of certain properties that the Company had classified as held for sale.

The Corporate segment includes interest expense and other expenses that are not directly related to the Company's business segments. "Other expense" includes corporate expenses, such as staff area expenses, advertising and contributions, which are partially offset by net investment income.

The 1998 increase in interest expense primarily results from additional debt incurred in connection with the NYLCare acquisition. The 1997 increase in interest expense primarily results from additional debt incurred in connection with the U.S. Healthcare merger.

Included in other operating expenses are Year 2000 costs of $11 million for 1998. Other operating expenses were comparable in 1998 and 1997.

Outlook

The Company continues to review its cost structure, in particular its corporate operating expenses, for possible efficiencies and costs savings. Interest expense is expected to increase in 1999 as a result of the additional debt that will be incurred to finance the Prudential acquisition.

See "Forward-Looking Information/Risk Factors" for information regarding other important factors that may materially affect the Company.

SEVERANCE AND FACILITIES CHARGES

During 1996, the Company established severance and facilities reserves of $865 million pretax in the Aetna U.S. Healthcare, Aetna Retirement Services and Corporate segments to reflect the integration of the health businesses of the Company and U.S. Healthcare and certain other actions taken or to be taken in order to make its businesses more competitive. The charges included costs associated with involuntary employee terminations, asset disposals and consolidating and eliminating certain processing operations and associated real estate obligations. The Company anticipated the principal long-term benefits of this severance and facilities plan (the "plan") would result in lower workforce costs, simplification of operating procedures and economies of scale associated with large customer service centers. In addition, the Company continued to experience rapid growth and a number of the workforce reductions contemplated in the original plan were offset by the hiring of other employees to continue to maintain appropriate customer service levels.

The Company's 1996 provision was developed based on management's best judgment and estimates at that time and is included in other liabilities in the Consolidated Balance Sheets. The Company anticipated the plan to be substantially completed over an approximate two-year time-frame, given the complexity of the actions, which included executing staffing and system changes while maintaining customer service levels and other service center consolidation processes. As the Company began to execute the plan, it adjusted certain estimates based on more current information related to the actions to be undertaken, as further discussed below. The following table summarizes the 1996 charges by segment:

                                                Asset     Vacated
(Millions)                     Severance    Disposals      Leases       Other    CityPlace        Total
-------------------------------------------------------------------------------------------------------
Aetna U.S. Healthcare           $  277.9     $   84.9     $  64.5     $  25.7     $      -     $  453.0
Aetna Retirement Services           42.8          1.5         1.9         2.8            -         49.0
Corporate: Other                    28.5         18.0        21.0         3.0        292.2        362.7
-------------------------------------------------------------------------------------------------------
Total Company                   $  349.2     $  104.4     $  87.4     $  31.5     $  292.2     $  864.7
=======================================================================================================

1996 Charges

Aetna U.S. Healthcare recorded a charge of $423 million pretax related to actions taken or expected to be taken with respect to the integration of the health businesses. This charge does not include costs to exit certain activities of U.S. Healthcare and corresponding involuntary termination benefits as these costs were included as part of the purchase price. The plan, which the Company began to formulate in the second quarter of 1996, included the consolidation and reduction from over 40 service centers into 16 as well as the reduction of overlapping functions in both the home and field offices. In addition, approximately 18 physician practice management offices were to be closed.

The severance portion of this charge was based on the plan to eliminate 7,500 positions (primarily service center, medical management, administrative and data center personnel). The asset disposal portion of the charge was primarily related to the disposition or abandonment of obsolete information technology assets associated with employees who were to be terminated or data and service centers which were to be closed. The portion of the charge for vacated lease property was related to the site closures for service centers, as well as the physician practice management offices. The "other" portion of the charge primarily included: costs associated with the exit from the Medicare claim fee for service business; costs incurred in terminating contractual obligations related to the purchase and development of an HMO system platform which existed prior to the Company's acquisition of U.S. Healthcare and incremental costs to be incurred in connection with the shutdown of service centers.

In addition, Aetna U.S. Healthcare recorded a charge in 1996 of $30 million pretax, not related to the U.S. Healthcare merger, for actions taken or expected to be taken to reduce information technology costs. The severance portion of this charge included a plan to eliminate 675 positions. By year end 1996, a large portion of these actions were completed.

Aetna Retirement Services recorded a $49 million pretax charge related to actions taken or expected to be taken to improve its cost structure relative to its competitors. This included the consolidation of certain field office locations into other field office locations within the same geographic area and the consolidation of work space due to downsizing of operations in certain locations. The severance portion of the charge was based on a plan to eliminate 723 positions (primarily customer service, sales and information technology support staff). The asset disposal portion of this charge related to the write-off of personal computers of the terminated employees. The vacated leases portion of the charge related to the closing of the field offices while the "other" portion of this charge related to buy-out costs incurred in connection with the termination of certain sales agent contracts.

In connection with the sale of the Company's property-casualty operations, the Company vacated the CityPlace office in Hartford and the purchaser subleased the space at market rates for a period of eight years. The Company recorded a charge of $292 million pretax representing the present value of the difference between the rent required to be paid by the Company under the lease and the future rentals expected to be received by the Company. The Company also recorded a charge of $71 million pretax for actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations. The severance portion of this charge included the planned elimination of 475 positions. The asset disposal and vacated leases portion of this charge included the exit of four corporate facilities as well as the disposal of related computer hardware, telecommunications equipment and personal computers. The "other" portion of the charge related to costs to eliminate certain processing functions in the investment operations area resulting from the Company's sale of its property-casualty operations.

Certain aspects of the Company's original plan were refined, resulting in the reallocation of accruals between restructuring categories, although the overall reserve remained the same. Refinements in 1996 and 1998 were not significant. The following table summarizes the 1996 severance and facilities charges and activity through December 31, 1998 (pretax):

                                                            Asset      Vacated
(Millions)                                Severance     Disposals       Leases        Other     CityPlace (1)     Total
-----------------------------------------------------------------------------------------------------------------------
  1996 Charges                             $  349.2      $  104.4      $  87.4      $  31.5      $  292.2      $  864.7
  1996 Actions                                (84.6)        (25.4)       (17.4)        (6.9)         (5.2)       (139.5)
  1996 Refinement                              (1.3)            -            -          1.3             -             -
-----------------------------------------------------------------------------------------------------------------------
Reserve Balance at December 31, 1996          263.3          79.0         70.0         25.9         287.0         725.2
  1997 Actions                               (120.8)        (91.4)       (25.1)       (36.9)          (.6)       (274.8)
  1997 Reduction                              (45.0)            -            -            -             -         (45.0)
  1997 Refinement                             (57.0)         33.4         (3.4)        27.0             -             -
-----------------------------------------------------------------------------------------------------------------------
Reserve Balance at December 31, 1997           40.5          21.0         41.5         16.0         286.4         405.4
  1998 Actions                                (45.8)        (19.4)       (37.6)       (12.8)          1.1        (114.5)
  1998 Addition                                 4.0             -            -            -             -           4.0
  1998 Reduction                               (2.5)            -            -            -             -          (2.5)
  1998 Refinement                               8.7          (1.6)        (3.9)        (3.2)            -             -
-----------------------------------------------------------------------------------------------------------------------
Reserve Balance at December 31, 1998       $    4.9      $      -      $     -      $     -      $  287.5      $  292.4
=======================================================================================================================

(1)  Refer to Note 23 for further discussion.

1996 Activity

During 1996, Aetna U.S. Healthcare closed three service centers, and consolidated and eliminated medical management activities at nine sites. Aetna U.S. Healthcare also closed 18 physician practice management offices. Pursuant to these actions, a total of 1,886 Aetna U.S. Healthcare positions were eliminated. During 1996, Aetna Retirement Services eliminated 199 positions and Corporate eliminated 336 positions.

1997 Activity

During 1997, Aetna U.S. Healthcare closed 10 service centers, and consolidated and eliminated medical management activities at 37 sites. Pursuant to these actions, a total of 2,503 Aetna U.S. Healthcare positions were eliminated. Aetna Retirement Services eliminated 163 positions and closed nine field offices during 1997. Also, Aetna Retirement Services wrote off the majority of personal computers of the terminated employees during 1997. Corporate eliminated 136 positions during 1997.

The Company's policy is to review the adequacy of the aggregate severance and facilities reserve on a quarterly basis. This review includes an assessment of the adequacy of the remaining reserve balance to complete the remaining activities planned at the end of each quarter. As a result of these quarterly reviews, the Company reduced the severance and facilities reserve for the Aetna U.S. Healthcare segment by $14 million in the first quarter of 1997 and $31 million in the second quarter of 1997. These reductions in the reserve (representing approximately 1,200 positions) were based on the Company's continued assessment of actual attrition which was higher as compared to attrition assumptions contemplated in the original plan.

The severance reserve was refined due to changes in business circumstances, including customer service levels. In order to ensure an appropriate level of service to Aetna U.S. Healthcare's customers and providers, the Company decided not to proceed with six previously planned site closings. This decision resulted in approximately 900 fewer job eliminations. In addition, the Company experienced continued higher attrition levels, principally in certain patient management and service center sites, resulting in an additional 700 fewer job eliminations than anticipated.

During the same time period, disposal estimates that were contemplated for certain information technology fixed assets (since they would not benefit future operations) were also refined in the Aetna U.S. Healthcare segment. These assets included personal computers, data center computer equipment for a data center that would cease operations and telecommunications equipment associated with planned service center consolidations. The need for the refined disposal estimates included the following: (i) lower expected values for some information technology assets contemplated in the reserve and more complete inventory information which resulted in additional asset disposals; (ii) increased information technology labor costs incurred in connection with the systems that were to be shutdown, including deactivating and dismantling the systems; and
(iii) additional costs associated with the closure of a duplicate data center including labor costs to disconnect and dispose of information technology equipment. In addition, disposals were higher than contemplated in the original plan related to the exit of physician practice management offices for certain items such as leasehold improvements and other costs with no future economic benefit to the Company.

The refinement of the "other" reserve represented an increase in the costs associated with the shut down of service centers that were contemplated in the original plan primarily in the Aetna U.S. Healthcare segment. Such costs were primarily associated with labor costs of employees retained specifically to perform exit activities including inventorying and disposing of assets and coordinating site closure activities at service centers where operations had ceased. These exit activities also included higher costs for employee resources at field locations involved in the deactivation of claims systems.

1998 Activity

During 1998, Aetna U.S. Healthcare closed five service centers, and consolidated and eliminated medical management activities at two sites. Pursuant to these actions, a total of 1,000 Aetna U.S. Healthcare positions were eliminated. Aetna Retirement Services eliminated 116 positions and completed the buy-out of the sales agents contracts. Corporate eliminated 28 positions during 1998.

The 1998 addition to the severance and facilities reserve relates to anticipated severance actions as a result of the sale of the domestic individual life business, which included approximately 55 positions to be eliminated. These severance actions are expected to be substantially complete by March 31, 1999. The severance reserve relating to the Aetna Retirement Services segment was reduced in 1998 upon substantial completion of the original plan and actions.

GENERAL ACCOUNT INVESTMENTS

Investments disclosed in this section relate to the Company's total general account portfolio (including assets supporting discontinued products and experience rated products).

The Company's investment objective is to fund policyholder and other liabilities in a manner that enhances shareholder and contractholder value, subject to appropriate risk constraints. The Company seeks to meet this investment objective through a mix of investments that reflect the characteristics of the liabilities they support, diversify the types of investment risks by interest rate, liquidity, credit and equity price risk, and achieve asset diversification by investment type, industry, issuer and geographic location. The Company regularly projects duration and cash flow characteristics of its liabilities and makes appropriate adjustments in its investment portfolios.

Total Investments

                                               As Restated
                                               December 31,
                               -------------------------------------
(Millions)                            1998                      1997
--------------------------------------------------------------------
Debt securities                 $ 32,180.8                $ 34,245.0
Equity securities                    800.5                   1,041.4
Short-term investments               942.2                   1,003.9
Mortgage loans                     3,553.0                   4,207.8
Real estate                          270.3                     369.5
Policy loans                         458.7                     746.9
Other                              1,300.3                     974.3
--------------------------------------------------------------------
Total investments               $ 39,505.8                $ 42,588.8
====================================================================

Debt Securities

Available for sale debt securities represented 81% of the Company's total general account invested assets at December 31, 1998 and 80% at December 31, 1997 and supported the following types of businesses:

(Millions)                                            1998                     1997
-----------------------------------------------------------------------------------
Supporting discontinued products                $  5,890.5               $  6,471.4
Supporting experience rated products              13,197.3                 15,322.8
Supporting remaining products                     13,093.0                 12,450.8
-----------------------------------------------------------------------------------
Total debt securities                           $ 32,180.8               $ 34,245.0
===================================================================================

Debt securities reflect net unrealized capital gains of $1.5 billion at December 31, 1998 compared with $1.6 billion at December 31, 1997. Of the net unrealized capital gains at December 31, 1998, $362 million relate to assets supporting discontinued products and $576 million relate to experience rated pension contractholders.

The debt securities in the Company's portfolio are generally rated by external rating agencies, and, if not externally rated, are rated by the Company on a basis believed to be similar to that used by the rating agencies. The Company's investments in debt securities had an average quality rating of A+ as of December 31, 1998 and AA- as of December 31, 1997, (33% were AAA at December 31, 1998 and 36% were AAA at December 31, 1997). "Below investment grade" debt securities carry a rating of below BBB-/Baa3 and represent 6% of the portfolio at December 31, 1998 and December 31, 1997, of which 51% at December 31, 1998 and 62% at December 31, 1997 support discontinued and experience rated products. See Note 6 of Notes to Consolidated Financial Statements for disclosures related to debt securities by market sector.

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities are residential collateralized mortgage obligations ("CMOs") of $2.0 billion at December 31, 1998 and $2.7 billion at December 31, 1997. There are various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for nonagency-backed CMOs, defaults. Approximately 67% of the Company's residential CMO holdings were backed by government agencies, such as GNMA, FNMA and FHLMC, at December 31, 1998 and 76% at December 31, 1997. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At December 31, 1998, approximately 2% and at December 31, 1997, approximately 3% of the Company's CMO holdings were invested in amounts that are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Mortgage Loans

At December 31, 1998 and 1997, the Company's mortgage loan investments, net of impairment reserves, supported the following types of businesses:

(Millions)                                          1998            1997
------------------------------------------------------------------------
Supporting discontinued products              $    754.2      $    976.9
Supporting experience rated products             1,183.3         1,671.9
Supporting remaining products                    1,615.5         1,559.0
------------------------------------------------------------------------
Total mortgage loans                          $  3,553.0      $  4,207.8
========================================================================

During 1998, the Company continued to manage its mortgage loan portfolio to reduce the balance in absolute terms, relative to invested assets, and to reduce its overall risk. The $655 million decrease during 1998 in the total mortgage loan portfolio primarily reflects loan prepayments and repayments of maturing loans. In December 1997, the Company completed the sale and securitization of approximately $803 million of commercial mortgage loans primarily supporting discontinued fully guaranteed large case pension products, and retained approximately $210 million of subordinate and residual certificates that were classified as available-for-sale debt securities. The net proceeds from the sale were approximately $635 million. Realized capital gains on the sale and securitization were approximately $42 million (pretax), of which $37 million (pretax) was recorded as part of the reserve for anticipated future losses on discontinued products.

Problem, restructured and potential problem loans included in mortgage loans were $301 million at December 31, 1998 and $388 million at December 31, 1997, of which 86% at December 31, 1998 and 84% at December 31, 1997 support discontinued and experience rated products. Specific impairment reserves on these loans were $48 million at December 31, 1998 and $51 million at December 31, 1997. See Note 6 of Notes to Consolidated Financial Statements for additional information.

At December 31, 1998 scheduled mortgage loan principal repayments were as follows:

(Millions)
-------------------------------
1999                $     418.4
2000                      444.5
2001                      121.6
2002                      178.5
2003                      647.7
Thereafter              1,806.3
-------------------------------

Risk Management and Market Sensitive Instruments

The Company regularly evaluates the appropriateness of investments relative to its management approved investment guidelines (and operates within those guidelines) and the business objective of the portfolios. The Company manages interest rate risk by seeking to maintain a tight duration band, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. In connection with its investment and risk management objectives, the Company also uses financial instruments whose market value is at least partially determined by, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), duration, exchange rates, prepayment rates, equity markets or credit ratings/spreads.

The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, futures contracts, warrants, foreign exchange forward contracts, currency swap agreements and written options to hedge interest rate, equity price and foreign exchange risks. These instruments, viewed separately, subject the Company to varying degrees of interest rate, equity price, foreign exchange and credit risk. However, when used for hedging, the expectation is that these instruments would reduce overall risk. See Note 7 of Notes to Consolidated Financial Statements for additional information.

The risks associated with investments supporting experience rated pension, annuity and life products are assumed by those contractholders and not by the Company (subject to, among other things, certain minimum guarantees). Anticipated future losses associated with investments supporting discontinued fully guaranteed large case pension products are provided for in the reserve for anticipated future losses (see "Large Case Pensions -- Discontinued Products"). Risks associated with the investments and liabilities related to experience rated pension, annuity and life products and discontinued fully guaranteed large case pension products are not included in the analysis presented below.

The following discussion about the Company's risk management activities includes forward-looking statements that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of shareholders' equity of the Company's market sensitive instruments if certain assumed changes in market rates and prices were to occur (sensitivity analysis). These instruments are not leveraged and are held for purposes other than trading. While the Company believes that the assumed market rate changes are reasonably possible in the near term, actual results may differ, particularly as a result of any management actions that would be taken to mitigate such hypothetical losses in fair value of shareholders' equity. Based on the Company's overall exposure to interest rate risk, equity price risk and foreign exchange risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company.

Interest Rate Risk

Assuming an immediate increase of 100 basis points in interest rates, the net hypothetical loss in fair value of shareholders' equity related to financial and derivative instruments is estimated to be $180 million (after tax), (1.6% of total shareholders' equity) at December 31, 1998, and $79 million (after tax), (.7% of total shareholders' equity) at December 31, 1997. The Company believes that an interest rate shift of this magnitude represents a moderately adverse scenario and is approximately equal to the historical annual volatility of interest rate movements for the Company's intermediate-term available-for-sale debt securities. The Company has included corresponding changes in certain insurance liabilities in this sensitivity analysis.

The potential effect of interest rate risk on near-term net income, cash flow and fair value was determined based on commonly used models. The models project the impact of interest rate changes on a wide range of factors, including duration, prepayment, put options and call options. Fair value was estimated based on the net present value of cash flows or duration estimates using a representative set of likely future interest rate scenarios.

Equity Price Risk

The Company's available-for-sale equity securities consist primarily of domestic stocks, as well as certain foreign holdings. Assuming an immediate decrease of 10% in equity prices for domestic and foreign equity securities generally, and 25% for Southeast Asian and Latin American emerging market equity securities, the hypothetical loss in fair value of shareholders' equity related to financial and derivative instruments is estimated to be $77 million (after tax), (.7% of total shareholders' equity) at December 31, 1998, and $92 million (after tax), (.8% of total shareholders' equity) at December 31, 1997.

Foreign Exchange Risk

The Company selectively hedges to manage its foreign exchange risk. The Company generally uses short-term foreign exchange forward contracts to hedge its foreign exchange risk arising from certain non-dollar denominated investment securities and investments in certain foreign affiliates.

Assuming a foreign exchange rate volatility of 10% generally, and 25% for certain Southeast Asian and Latin American emerging market currencies, the net hypothetical loss in fair value of shareholders' equity related to financial and derivative instruments is estimated to be $206 million (after tax), (1.8% of total shareholders' equity) at December 31, 1998, and $168 million (after tax), (1.5% of total shareholders' equity) at December 31, 1997. Approximately 80% at December 31, 1998 and 75% at December 31, 1997 of total foreign exchange risk is comprised of Brazil, Mexico, Taiwan, Chile, Malaysia and Canada. Included in the calculation of net hypothetical loss above is $129 million (after tax) at December 31, 1998 and $77 million (after tax) at December 31, 1997 related to equity investments in foreign affiliates, primarily Brazil and Mexico. Foreign exchange exposure is calculated by: (1) translating the local reporting currency into U.S. dollars using foreign exchange rates at December 31 and (2) applying the market volatility rate to the translated amount.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Generally, the Company meets its operating requirements by maintaining appropriate levels of liquidity in its investment portfolio and using overall cash flows from premiums, deposits and income received on investments. Overall cash flows are used primarily for claim and benefit payments, contract withdrawals and operating expenses.

The Company's current liquidity objectives are to maximize the use of available cash to fund ongoing operating needs, pay shareholder dividends, strategically invest in core businesses and meet any common stock repurchase objectives. During 1998, net cash generated from investing, financing and operating activities was used to make approximately $1.2 billion of investments in core businesses and acquisitions, pay approximately $395 million for common stock repurchases and pay approximately $171 million of dividends to shareholders. In 1997, net cash generated by investing, financing and operating activities was used to make approximately $500 million of investments in core businesses, pay approximately $523 million for common stock repurchases and pay approximately $175 million of dividends to shareholders.

The Company monitors the duration of its debt securities portfolio (which is highly marketable) and mortgage loans, and executes its purchases and sales of these investments with the objective of having adequate funds available to satisfy the Company's maturing liabilities.

Dividends

The Board of Directors (the "Board") reviews Aetna's common stock dividend each quarter. Among the factors considered by the Board in determining the amount of each dividend are the Company's results of operations and the capital requirements, growth and other characteristics of its businesses.

Financings, Financing Capacity and Capitalization

Substantially all of the Company's borrowings and financings are conducted through Aetna Services, Inc. and are fully and unconditionally guaranteed by Aetna Inc. See Note 15 of Notes to Consolidated Financial Statements for additional information.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between cash receipts and disbursements and in 1998 used these borrowings to finance acquisitions due to market conditions. The maximum amount of domestic short-term borrowings outstanding was $1.8 billion in 1998, $858 million in 1997 and $483 million in 1996. Aetna Services, Inc. also has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks and other financing entities. The facility terminates in June 2001. See Note 15 of Notes to Consolidated Financial Statements for additional information.

The Company's total debt to capital ratio (total debt divided by total debt and shareholders' equity, adjusted for unrealized gains or losses on available-for-sale investment securities and redeemable preferred securities) was 24.1% at the end of 1998, 19.1% at the end of 1997 and 19.9% at the end of 1996.

The Company continually monitors existing and alternative financing sources to support the Company's capital and liquidity needs, including, but not limited to, debt issuance, preferred or common stock issuance, intercompany borrowings and pledging or selling of assets.

Common Stock Transactions

In September 1997, the Board authorized the repurchase of 7.5 million shares of its common stock. As of December 31, 1998, all 7.5 million shares of common stock have been repurchased pursuant to this authorization at a cost of $578 million, of which 5.1 million shares at a cost of $395 million were repurchased during 1998. In January 1999, the Board authorized the repurchase of an additional 5.0 million shares of common stock.

The Company issued 576,387 shares in 1998, 1,883,945 shares in 1997 and 1,563,491 shares in 1996 for benefit plans. The Company issued 34,988,615 shares of common stock on July 19, 1996 in connection with the U.S. Healthcare merger.

Restrictions on Certain Payments by the Company

The Company's business operations are conducted through Aetna Services, Inc. and Aetna U.S. Healthcare Inc. and their respective subsidiaries (which principally consist of HMOs and insurance companies). In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, HMOs and insurance companies are subject to further state regulations that, among other things, may require those companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. These regulations are not directly applicable to Aetna Services, Inc., Aetna U.S. Healthcare Inc., or Aetna Inc., as none is an HMO or insurance company. The additional regulations applicable to the Company's indirect HMO and insurance company subsidiaries are not expected to affect the ability of Aetna Inc. to pay dividends, or the ability of any of the Company's subsidiaries to service their outstanding debt or preferred stock obligations.

Solvency Regulation

In recent years, state insurance regulators have adopted changes in statutory accounting practices and other initiatives to strengthen solvency regulation. The National Association of Insurance Commissioners ("NAIC") adopted risk-based capital ("RBC") standards for life insurers that are designed to identify weakly capitalized companies by comparing the company's adjusted surplus to its required surplus ("RBC ratio"). The RBC ratio is designed to reflect the risk profile of the company. Within certain ratio ranges, regulators have increasing authority to take action as the RBC ratio decreases. There are four levels of regulatory action, ranging from requiring insurers to submit a comprehensive plan to the state insurance commissioner to requiring the state insurance commissioner to place the insurer under regulatory control. The RBC ratio for each of the Company's primary life insurance subsidiaries as measured at December 31, 1998 was above the levels that would require regulatory action. External rating agencies use their own RBC standards as part of determining a company's rating. The RBC framework described above for life insurers was recently extended by the NAIC to health organizations, including HMOs. Although most states have not yet adopted these rules at December 31, 1998, each of Aetna's HMOs has a surplus that exceeded the highest threshold specified by the NAIC's RBC rules.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill and other acquired intangible assets were $9.1 billion at December 31, 1998, or approximately 80% of consolidated shareholders' equity. The amortization of goodwill and other acquired intangible assets was $400 million in 1998, or approximately 28% of pretax income. The amortization of other acquired intangible assets reflects management's estimate of the useful life of acquired intangible assets (primarily customer lists, health provider networks and computer systems), generally over various periods not exceeding 25 years. Management's estimate of the useful life of goodwill, which represents the excess of cost over the fair value of net assets acquired, is over periods not exceeding 40 years. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether future operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse affect on results of operations and financial condition.

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

The Company completed the inventory and assessment phases for substantially all of its IT systems by year-end 1997. The Company's IT systems are currently in the remediation and testing and certification phases. The Company has completed the remediation of substantially all of its mission-critical IT systems and is scheduled to complete the remediation of its other IT systems by March 30, 1999, and the testing and certification of all of its IT systems by mid-1999.

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

The Company believes that its Year 2000 project generally is on schedule and does not expect the pending acquisition of PHC to have a material impact on the completion of its Year 2000 project.

External Relationships

The Company also faces the risk that one or more of its critical suppliers or customers ("external relationships") will not be able to interact with the Company due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships. The Company has completed its inventory of external relationships and risk rated each external relationship based upon the potential business impact, available alternatives and cost of substitution. In the case of mission-critical suppliers, such as banks, financial intermediaries (such as stock exchanges), telecommunications providers and other utilities, mutual fund companies, IT vendors, financial market data providers, national pharmacy chains, electronic claims clearinghouses, major physician groups and major hospitals, the Company is engaged in discussions with the third parties and is attempting to obtain detailed information as to those parties' Year 2000 plans and state of readiness.

The Company, however, does not have sufficient information at the current time to predict whether its external relationships will be Year 2000 ready.

Year 2000 Costs

Total Year 2000 project costs were $108 million (after tax) in 1998 and are currently estimated to be at least $85 million (after tax) in 1999. A large majority of these costs are expected to be incremental expenses that will not recur in the year 2000 or thereafter. Year 2000 costs were not material in 1997. The Company expenses these costs as incurred and funds these costs through operating cash flows.

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

The Company has begun to develop contingency/recovery plans aimed at affecting the continuity of critical business functions before and after December 31, 1999. As part of that process, the Company has begun to develop reasonably possible failure scenarios for its critical IT systems and external relationships, and the embedded systems in its critical facilities. Once these scenarios are identified, the Company will develop plans that are designed to reduce the impact on the Company, and provide methods of returning to normal operations, if one or more of those scenarios occur. The Company expects contingency/recovery planning to be substantially complete by September 1999.

See "Forward-Looking Information/Risk Factors" for factors that could cause actual Year 2000 results to differ from the Company's expectations.

REGULATORY ENVIRONMENT

The federal and state governments continue to enact and seriously consider many legislative and regulatory proposals that have or would materially impact various aspects of the health care system. Many of these changes are described below. While we anticipate that certain of these measures would adversely affect us, at this time we cannot predict the extent of this impact.

MEDICARE

In 1997, the federal government passed legislation related to Medicare that changed the method for determining premiums that the government pays to HMOs for Medicare members. In general, the new method has and will reduce the premiums payable to us compared to the old method, although the level and extent of the reductions varies by geographic market and depends on other factors. The legislation also requires us to pay a "user fee." The changes began to be phased in on January 1, 1998 and will continue over five years. While the phase-in provisions provide us with an opportunity to offset some of the premium reductions and the user fee by adjusting the supplemental premiums that members pay to us and by adjusting the benefits included in our products, because of competition and other factors, the adjustments we can make may not fully offset the reductions in premiums from the government. Because of these reduced premiums and the user fee, as well as other factors including new Medicare + Choice regulations issued by HCFA, we decided not to renew our Medicare HMO contracts in certain areas effective January 1, 1999. The federal government also announced in January 1999 that it planned to begin to phase in risk adjustments to its premium payments over a five-year period commencing January 1, 2000. It is anticipated that the net impact of these risk adjustments will be to reduce the premiums payable to the Company. It is uncertain whether we can fully offset or recoup, through higher supplemental premiums, reduced benefits, or market withdrawals, the impact of such reduced premiums.

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

OTHER LEGISLATION AND REGULATION

The federal government and many states, including states in which we have substantial managed care membership, have enacted or are seriously considering additional legislation or regulation related to managed care. This legislation or regulation includes, among other things, the following:

-     Assessments, surcharges or taxes on premiums or         -     Mandatory expanded coverage for emergency services
      provider payments to fund uncompensated care,
      graduate medical education, high risk pools,            -     Mandated liberalized definitions of medical
      guaranty funds, or government programs                        necessity
-     Changes to licensure or certification requirements      -     Mandated liberalized internal and external
-     Eliminating or reducing the scope of ERISA                    grievance and appeal procedures (including
      pre-emption of state medical and bad faith                    expedited decision making)
      liability laws, exposing health plans to expanded       -     Mandatory maternity and other lengths of  hospital
      liability to punitive and other extra-contractual             inpatient stay
      damages                                                 -     Mandatory point-of-service benefits for HMO plans
-     Extension of malpractice and other liability for        -     Prohibition of so-called "gag" and similar clauses
      medical and other decisions from providers to           -     Prohibitions on incentives based on utilization
      health plans                                            -     Prohibition or limitation of arrangements designed
-     Hearings and limitations on termination of                    to manage medical costs and improve quality of
      providers from networks                                       care, such as capitated arrangements with providers
-     Increased reserve and capital requirements                    or provider financial incentives
                                                              -     Regulation of and restrictions on utilization
-     Liability for negligent denials or delays in                  management and review
      coverage                                                -     Regulation of the composition of provider networks,
                                                                    such as any willing provider and pharmacy laws
-     Mandatory coverage of experimental procedures and       -     Required payment levels for out-of-network care
      drugs                                                   -     Third party review of denials of benefits
-     Mandatory direct access to specialists for patients           (including denials based on a lack of medical
      with chronic conditions                                       necessity)
-     Mandatory direct access to specialists (including
      OB/GYNs) and chiropractors
-     Mandated expanded consumer disclosures and notices


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

For other important information regarding regulation of our health and other businesses, see "Forward-Looking Information/Risk Factors" and our 1998 Form 10-K/A.

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

Certain information contained in this Management's Discussion and Analysis is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules. This information includes, but is not limited to: (1) the information that appears under the headings "Outlook" in the discussion of results of operations of each of our businesses, (2) "General Account Investments - Risk Management and Market Sensitive Instruments" and (3) "Year 2000." In writing this Management's Discussion and Analysis, we also used the following words, or variations of these words and similar expressions, where we intended to identify forward-looking statements:

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

Set forth below are certain important risk factors that, in addition to general economic conditions and other factors (some of which are discussed elsewhere in this Annual Report), may affect these forward-looking statements and our businesses generally. In addition, you may read our reports filed with the Securities and Exchange Commission, including our 1998 Form 10-K/A, for a more detailed description of certain uncertainties and factors that could cause actual results to differ materially from these forward-looking statements.

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

Federal and state governments may adopt legislation and regulations that adversely affect our health business. As discussed above (see "Regulatory Environment"), the federal and many state governments have enacted or are actively considering certain legislative and regulatory changes related to health products. At this time we are unable to predict the impact of future changes, although we anticipate that certain of these measures, if enacted, could adversely affect health operations through:

-     reducing premiums                                   -      regulating levels and permitted lines of business
-     reducing our ability to manage medical costs        -      imposing financial assessments
-     increasing medical costs and operating expenses     -      regulating business practices

Our profitability growth depends in part on an efficient integration of acquired health operations. We acquired the NYLCare health business in July 1998 and agreed to acquire the Prudential health care business in December 1998 (we currently expect to close the PHC transaction in the second quarter of 1999). Factors that can affect the efficiency of our integration include, but are not limited to, our success in: (1) integrating management, products, legal entities, networks and information systems on a timely basis, (2) applying managed care expertise and techniques throughout a broader membership base and
(3) eliminating duplicative administrative and customer service functions.

Changes in our business mix can affect our profitability. If employers and individuals select plans with higher copayments, deductibles or coinsurance then certain of our medical costs would be lower, but we also would receive lower premiums for these plans. In addition, our profitability may become more sensitive to changes in medical costs and premiums if:

- more employers switch to self-funded coverage (where the employer bears most or all of the medical cost risk);
- our Medicare risk membership increases relative to our commercial risk membership (Medicare plans have both relatively higher premiums and medical costs); and/or
-    health products with relatively higher medical loss ratios are purchased.

Also, adverse publicity, like the kind currently occurring, regarding managed care may negatively influence participants' or employers' decisions to select managed care plans generally, and our health plans, specifically.

Government payors can determine premiums. In government-funded health programs such as Medicare and Medicaid, the government payor determines the premium levels. If the government payor reduces the premium levels or increases premiums by less than our cost increases and the Company cannot offset these with supplemental premiums and changes in benefit plans, then we could be adversely affected.

 Changes in accreditation of our health plans could affect our competitiveness. Accreditation by independent quality accrediting agencies, such as the National Committee for Quality Assurance, is an important competitive factor for certain of our HMO plans. If our plans were to lose or be denied accreditation it could adversely affect customer selection of our health products, and, in some jurisdictions, could affect our licensure status.

Certain Factors Particular to Financial Services Operations

Significant changes in financial markets could affect earnings. Significant changes in financial markets could impact the level of assets under management in our Aetna Retirement Services, Large Case Pensions and Aetna International businesses, and, in turn, our level of asset-based fees in those businesses. For example, significant increases in interest rates or decreases in equity markets would directly affect the level of assets under management and, in addition, may increase the level of withdrawals and decrease the level of deposits by customers. Customers under those circumstances may seek to diversify among asset managers or seek investment alternatives that we do not offer. Significant declines in the value of investments also may affect our ability to pass through investment losses to certain experience rated customers, whether due to triggering minimum guarantees or other business reasons.

Decreases in ratings could affect assets under management. Decreases in the claims-paying ratings of our domestic financial services subsidiaries could have the effect of decreasing new sales and deposits and increasing withdrawals and surrenders in our Aetna Retirement Services and Large Case Pensions businesses. Such changes in sales and deposits, withdrawals and surrenders would adversely affect the level of asset-based fees of those businesses. The claims-paying ratings of these subsidiaries are currently under review by certain rating agencies pending completion of their analysis of the pending Prudential health care acquisition.

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

Certain Factors Particular to International Operations

Devaluation of foreign currencies reduces earnings calculated in U.S. dollars. We hedge our foreign exchange risk on a selective basis. However, we generally do not hedge the currency exposure of our investments in foreign affiliates, since we view these investments as long term. In preparing our consolidated financial statements, we translate our results from the foreign currency in which we operate in a particular country into U.S. dollars. Devaluation of a country's currency, however, could adversely affect our results of operations when translated into U.S. dollars. Also, when economies are considered highly inflationary (generally, cumulative inflation levels in excess of 100% over a three-year period), we then recognize changes in the value of net monetary assets or liabilities currently in earnings, rather than through shareholders' equity. This would potentially make our reported earnings more volatile. In addition, although we consider foreign exchange trends when deciding to invest in particular countries, currency devaluation also may affect the value of our international investments when translated into U.S. dollars. See "Aetna International - Outlook" for a discussion of the recent currency devaluation in Brazil.

International markets are subject to additional risks. Our Aetna International operations involve certain other risks not typically associated with doing business in the United States. These risks include investment and other controls that may be imposed by governments, such as:

-    Permitted levels of equity ownership of companies          -    Restrictions on entry into new lines of business
     by foreign persons                                         -    Requirements that portions of business be
-    Restrictions on remittances of foreign earnings or              reinsured through state-affiliated institutions
     repatriation of capital                                    -    Other restrictions affecting the conduct of business
-    Currency exchange controls

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

Adverse changes in regulation could affect the operations of each of our businesses. In addition to our health business, each of our other businesses is subject to comprehensive regulation. These businesses could be adversely affected by:

- Increases in minimum capital and other financial viability requirements for health and other insurance operations.
- Removal of barriers preventing banks from engaging in insurance and mutual fund businesses.
- Changes in the taxation of insurance companies. For example, the President of the United States' revenue proposal would require life insurance companies to pay tax on certain income earned prior to 1984. Under current law, that income is deferred for tax purposes. If this tax change, which is currently just a proposal, were enacted then we would recognize a one-time charge to income in the amount of the tax.
- Changes in the tax treatment of annuity, pension and other insurance products as well as changes in capital gains tax rates. Certain of these changes, should they occur, could affect the attractiveness to customers of our retirement services products compared to investment alternatives offered by our competitors.

Successful completion of our Year 2000 Project is important to operations. If we do not resolve critical Year 2000 issues, or if third parties with whom we have external relationships do not resolve critical Year 2000 issues, then those issues could have a material adverse effect on our results of operations, liquidity or financial condition. In addition, our expectations about the future costs and timely and successful completion of our Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what we discussed under "Year 2000." Factors that could influence our future costs and the completion dates and effectiveness of our remediation, testing and certification and contingency planning efforts include our success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of our external relationships in addressing their own Year 2000 issues. See "Year 2000."

Litigation can increase our expenses. Litigation also could adversely affect us, both through costs of defense and adverse results or settlements. See Note 23 of Notes to Consolidated Financial Statements and our 1998 Form 10-K/A for information regarding litigation, including current shareholder litigation and certain litigation related to our health business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The response to this Item is set forth in Item 7 of this Report on Form 10-K/A under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-General Account Investments".

Item 8. Consolidated Financial Statements and Supplementary Data.

The response to this Item is set forth in Item 14(a) of this Report on Form 10-K/A.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.*

(a) The following documents are filed as part of this report:

1.  Financial statements:

CONSOLIDATED STATEMENTS OF INCOME

                                                                                                      As Restated
                                                                                 For the years ended December  31,
(Millions, except per common share data)                                        1998           1997          1996
-----------------------------------------------------------------------------------------------------------------
Revenue:
  Premiums                                                                $ 14,839.3    $  12,592.2   $   9,326.1
  Net investment income                                                      3,190.9        3,377.5       3,565.2
  Fees and other income                                                      2,327.1        2,236.3       2,174.8
  Net realized capital gains                                                   271.8          334.2         134.4
-----------------------------------------------------------------------------------------------------------------
Total revenue                                                               20,629.1       18,540.2      15,200.5
-----------------------------------------------------------------------------------------------------------------
Benefits and Expenses:
  Current and future benefits                                               14,563.7       12,852.0      10,378.7
  Operating expenses:
     Salaries and related benefits                                           1,666.2        1,650.4       1,595.1
     Other                                                                   2,191.1        1,910.8       1,724.7
  Interest expense                                                             250.9          235.8         168.3
  Amortization of goodwill and other acquired intangible assets                400.1          380.0         172.5
  Amortization of deferred policy acquisition costs                            215.3          217.5         160.1
  Reductions of loss on discontinued products                                  (68.0)        (172.5)       (202.3)
  Severance and facilities charges (reserve reductions), net                     1.5          (45.0)        864.7
-----------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                 19,220.8       17,029.0      14,861.8
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                        1,408.3        1,511.2         338.7
Income taxes                                                                   560.2          610.1         133.6
-----------------------------------------------------------------------------------------------------------------
Income from continuing operations                                              848.1          901.1         205.1
Discontinued Operations, net of tax:
  Income from operations                                                           -              -         182.2
  Gain on sale                                                                     -              -         263.7
-----------------------------------------------------------------------------------------------------------------
Net income                                                                $    848.1    $     901.1   $     651.0
=================================================================================================================
Net income applicable to common ownership                                 $    792.8    $     845.6   $     625.9
=================================================================================================================
Results Per Common Share:
Income from continuing operations:
   Basic                                                                  $     5.50    $      5.67   $      1.37
   Diluted                                                                      5.41           5.60          1.36
Net income:
   Basic                                                                  $     5.50    $      5.67   $      4.77
   Diluted                                                                      5.41           5.60          4.72
-----------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

                                                                                                           As Restated
                                                                                                     As of December 31,
(Millions, except per common share data)                                                           1998           1997
-----------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
  Debt securities available for sale, at fair value (amortized cost $30,730.1 and
    $32,694.0)                                                                                $32,180.8      $34,245.0
  Equity securities, at fair value (cost $762.6 and $824.4)                                       800.5        1,041.4
  Short-term investments                                                                          942.2        1,003.9
  Mortgage loans                                                                                3,553.0        4,207.8
  Real estate                                                                                     270.3          369.5
  Policy loans                                                                                    458.7          746.9
  Other                                                                                         1,300.3          974.3
-----------------------------------------------------------------------------------------------------------------------
Total investments                                                                              39,505.8       42,588.8
-----------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                     1,951.5        1,805.8
  Short-term investments under securities loan agreement                                          753.6              -
  Accrued investment income                                                                       537.1          545.8
  Premiums due and other receivables                                                            1,478.1        1,205.8
  Reinsurance recoverables                                                                      3,897.2          175.2
  Deferred income taxes                                                                            46.6              -
  Deferred policy acquisition costs                                                             1,768.6        2,367.3
  Goodwill and other acquired intangible assets                                                 9,143.5        8,506.3
  Other assets                                                                                  1,111.9          875.1
  Separate Accounts assets                                                                     44,936.0       37,930.5
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $105,129.9      $96,000.6
=======================================================================================================================
Liabilities:
  Future policy benefits                                                                     $ 18,541.1      $17,837.1
  Unpaid claims                                                                                 3,953.9        3,294.4
  Unearned premiums                                                                               428.9          359.2
  Policyholders' funds left with the Company                                                   17,632.5       18,761.2
-----------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                                    40,556.4       40,251.9
  Dividends payable to shareholders                                                                35.2           36.1
  Short-term debt                                                                               1,370.1          252.1
  Long-term debt                                                                                2,214.5        2,346.2
  Payables under securities loan agreement                                                        753.6              -
  Current income taxes                                                                            444.8          320.5
  Deferred income taxes                                                                              -           223.3
  Other liabilities                                                                             3,007.0        2,931.9
  Minority and participating policyholders' interests                                             148.4          237.7
  Separate Accounts liabilities                                                                44,936.0       37,930.5
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              93,466.0       84,530.2
-----------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary limited
  liability company holding primarily debentures guaranteed by Aetna                              275.0          275.0
-----------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 5, 7 and 23)
Shareholders' Equity:
  Class C voting mandatorily convertible preferred stock ($.01 par value; 15,000,000
    shares authorized; 11,614,816 in 1998 and 11,655,206 in 1997 issued and outstanding)          862.1          865.4
  Common stock ($.01 par value; 500,000,000 shares authorized; 141,272,628 in 1998 and
    145,794,844 in 1997 issued and outstanding)                                                 3,292.4        3,644.4
  Accumulated other comprehensive income                                                          177.8          307.1
  Retained earnings                                                                             7,056.6        6,378.5
-----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                     11,388.9       11,195.4
-----------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred securities and shareholders' equity                  $105,129.9      $96,000.6
=======================================================================================================================

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Three years ended December 31, 1998
                                          ---------------------------------------------------------------------------------------
                                                                                               Accumulated Other
                                                                                             Comprehensive Income
                                                           Class C Voting                  --------------------------
                                                              Mandatorily                    Unrealized
                                                              Convertible         Common Gains (Losses)     Foreign     Retained
(Millions, except share data)                     Total   Preferred Stock          Stock  on Securities    Currency     Earnings
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                  $7,272.8            $    -       $1,436.1        $ 797.0     $(155.9)    $5,195.6
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                                        651.0                                                                    651.0
Other comprehensive loss, net of tax:
Unrealized losses on securities
   ($(527.6) pretax)(1)                          (342.8)                                         (342.8)
Foreign currency ($64.2 pretax)                    41.7                                                        41.7
                                           ------------
Other comprehensive loss                         (301.1)
                                           ------------
Total comprehensive income                        349.9
                                           ============
Issued for U.S. Healthcare merger:
   Class C voting mandatorily convertible
    preferred stock (11,655,546 shares)           865.4             865.4
   Common shares (34,988,615 shares)            2,580.1                          2,580.1
   Stock options                                   24.8                             24.8
Common stock issued for benefit plans
  (1,563,491 shares)                               75.1                             75.1
Repurchase of common shares
  (1,194,400 shares)                              (83.3)                           (83.3)
Common stock dividends                           (170.0)                                                                  (170.0)
Preferred stock dividends                         (25.1)                                                                   (25.1)
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                  10,889.7             865.4        4,032.8          454.2      (114.2)     5,651.5
=================================================================================================================================
Comprehensive income:
Net income                                        901.1                                                                    901.1
Other comprehensive loss, net of tax:
Unrealized gains on securities
  ($81.8 pretax)(1)                                49.9                                            49.9
Foreign currency ($(127.3) pretax)                (82.8)                                                      (82.8)
                                           ------------
Other comprehensive loss                          (32.9)
                                           ------------
Total comprehensive income                        868.2
                                           ============
Common stock issued for benefit plans
  (1,883,945 shares)                              134.7                            134.7
Repurchase of common shares
  (6,173,900 shares)                             (523.1)                          (523.1)
Common stock dividends                           (118.6)                                                                  (118.6)
Preferred stock dividends                         (55.5)                                                                   (55.5)
=================================================================================================================================
Balances at December 31, 1997                  11,195.4             865.4        3,644.4          504.1      (197.0)     6,378.5
=================================================================================================================================
Comprehensive income:
Net income                                        848.1                                                                    848.1
Other comprehensive loss, net of tax:
Unrealized losses on securities
  ($(179.8) pretax)(1)                           (116.9)                                         (116.9)
Foreign currency ($(19.1) pretax)                 (12.4)                                                      (12.4)
                                           ------------
Other comprehensive loss                         (129.3)
                                           ------------
Total comprehensive income                        718.8
                                           ============
Common stock issued for benefit plans
  (576,387 shares)                                 39.6                             39.6
Repurchase of common shares
  (5,131,700 shares)                             (394.9)                          (394.9)
Conversion of preferred securities
  (40,390 preferred shares converted to
  33,097 common shares)                               -              (3.3)           3.3
Common stock dividends                           (114.7)                                                                  (114.7)
Preferred stock dividends                         (55.3)                                                                   (55.3)
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                 $11,388.9            $862.1       $3,292.4        $ 387.2     $(209.4)    $7,056.6
=================================================================================================================================

(1) Net of reclassification adjustments.

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                     As Restated
                                                                                                 For the years ended December 31,
(Millions, except per common share data)                                                 1998              1997             1996
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income                                                                      $    848.1       $     901.1      $     651.0
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization (including investment discounts and premiums)          451.4             374.2            207.4
   Gain related to sale of life business                                                (98.9)                -                -
   Gain on sale of Discontinued Operations                                                  -                 -           (263.7)
   Income from Discontinued Operations                                                      -                 -           (182.2)
   Net realized capital gains                                                          (271.8)           (334.2)          (134.4)
     Changes in assets and liabilities:
       Decrease in accrued investment income                                              8.5              46.0             24.9
       (Increase) Decrease in premiums due and other receivables                        (92.6)           (245.8)            12.0
       Increase in deferred policy acquisition costs                                   (278.9)           (302.4)          (275.1)
       (Decrease) Increase in income taxes                                              (91.2)            323.3           (155.8)
       Net (increase) decrease in other assets and other liabilities                   (262.2)           (193.0)           209.8
       Increase in other insurance liabilities                                          598.4             656.4            673.7
       Other, net                                                                        (2.2)              4.9              5.5
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               808.6           1,230.5            773.1
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Proceeds from sales of:
      Debt securities available for sale                                             20,254.6          16,247.8         13,625.6
      Equity securities                                                                 833.4             961.4            565.6
      Mortgage loans                                                                     90.4           1,078.8            154.9
      Real estate                                                                       136.5             626.8            689.5
      Other investments                                                                 639.1             924.7            838.6
      Short-term investments                                                         21,229.1          19,957.0         34,679.2
      Discontinued Operations                                                               -                 -          4,134.1
      Life business                                                                   1,000.0                 -                -
   Investment maturities and repayments of:
      Debt securities available for sale                                              2,849.4           3,913.9          3,567.0
      Mortgage loans                                                                    918.4           1,726.5          1,569.7
   Cost of investments in:
      Debt securities available for sale                                            (20,602.6)        (21,310.1)       (16,922.5)
      Equity securities                                                                (481.5)           (626.1)          (859.5)
      Mortgage loans                                                                   (319.2)           (255.3)          (360.5)
      Real estate                                                                       (38.5)            (66.8)          (116.4)
      Other investments                                                              (4,238.8)         (1,571.5)        (1,155.6)
      Short-term investments                                                        (21,126.0)        (20,291.7)       (34,703.0)
      U.S. Healthcare                                                                       -                 -         (5,243.9)
      NYLCare health business                                                        (1,080.6)                -                -
   Increase in property and equipment                                                  (123.2)            (92.4)           (78.2)
   Increase in Separate Accounts                                                         26.7              65.0             61.7
   Other, net                                                                           (97.4)             83.0            (46.7)
--------------------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                                   (130.2)          1,371.0            399.6
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts                             2,046.4           1,872.5          1,968.1
  Withdrawals of investment contracts                                                (3,150.9)         (3,481.1)        (5,191.6)
  Issuance of long-term debt                                                             25.7               4.7          1,389.3
  Repayment of long-term debt                                                          (153.0)            (34.3)               -
  Net increase (decrease) in short-term debt                                          1,122.3             (46.7)          (109.4)
  Common stock issued under benefit plans                                                39.6             134.7             75.1
  Common stock acquired                                                                (394.9)           (523.1)           (83.3)
  Dividends paid to shareholders                                                       (170.9)           (174.9)          (237.3)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                 (635.7)         (2,248.2)        (2,189.1)
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                             (5.8)            (10.1)            (0.3)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                     36.9             343.2         (1,016.7)
Cash acquired from NYLCare health business                                              108.8                 -                -
Cash acquired from U.S. Healthcare                                                          -                 -            766.6
Cash and cash equivalents, beginning of year                                          1,805.8           1,462.6          1,712.7
================================================================================================================================
Cash and cash equivalents, end of year                                             $  1,951.5       $   1,805.8      $   1,462.6
================================================================================================================================

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Aetna Inc., through its subsidiaries, provides health care benefits, group insurance and financial services. Aetna Inc. has four reportable segments:
Aetna U.S. Healthcare, Aetna Retirement Services, Aetna International and Large Case Pensions. Aetna U.S. Healthcare provides a full spectrum of managed care, indemnity, other health and group insurance products. Aetna Retirement Services offers financial services. Aetna International, through subsidiaries and joint venture operations, sells primarily life insurance, health insurance and financial retirement services products in markets outside of the United States. Large Case Pensions manages a variety of retirement products for primarily defined benefit and defined contribution plans in the U.S. These segments are distinct businesses that offer different products and services. They are managed separately as each business requires different market strategies, technology and capital allocation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Aetna Inc. evaluates performance of these business segments based on operating earnings (net income excluding net realized capital gains and losses and any other items such as Year 2000 costs, severance and facilities actions, reduction of the reserve for discontinued products, etc.). All footnote disclosures reflect continuing operations unless otherwise noted.

PRINCIPLES OF CONSOLIDATION AND RESTATEMENT

The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") and, from July 19, 1996, Aetna U.S. Healthcare Inc. (Refer to Note 4.) Less than majority-owned entities in which the Company has at least a 20% interest are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Certain reclassifications have been made to 1997 and 1996 financial information to conform to the 1998 presentation.

Subsequent to the issuance of the Company's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange Commission (the "SEC"), and following discussions with representatives of the SEC's Division of Corporate Finance and Office of the Chief Accountant concerning its review of the Corporation's financial statements, the Company concluded it would restate its 1998 financial statements and related disclosures. (Refer to Note 2.)

NEW ACCOUNTING STANDARDS

Employers' Disclosure about Pensions and Other Postretirement Benefits

As of December 31, 1998, the Company adopted Financial Accounting Standard ("FAS") No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. This statement amends Financial Accounting Standards Board ("FASB") Statements Nos. 87, 88 and 106 and standardizes the disclosure requirements for pensions and other postretirement benefits to provide additional information, primarily relating to plan assets and benefit obligations. (Refer to Note 13.)

Disclosures about Segments of an Enterprise and Related Information

As of December 31, 1998, the Company adopted FAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for the reporting of information relating to operating segments. This statement supersedes FAS No. 14, Financial Reporting for Segments of a Business Enterprise, which requires reporting segment information by industry and geographic area (industry approach). Under FAS No. 131, operating segments are defined as components of a company for which separate financial information is available and is used by management to allocate resources and assess performance (management approach). The adoption of this statement did not change the composition or the results of operations of any of the operating segments of the Company, which are consistent with the management approach. (Refer to Notes 20, 21 and 22.)

Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

On January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, issued by the American Institute of Certified Public Accountants ("AICPA"). This statement requires that certain costs incurred in developing internal-use computer software (in process at, and subsequent to the adoption date) be capitalized and provides guidance for determining whether computer software is considered to be for internal use. The Company is amortizing these costs over a period of three to five years. Previously, the Company expensed the cost of internal-use computer software as incurred. The adoption of this statement resulted in a net after-tax increase to the results of operations of $33 million, or $0.22 per diluted common share, for the year ended December 31, 1998.

Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

In June 1996, the FASB issued FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities. FAS No. 125 was effective for 1997 financial statements, however, certain provisions relating to accounting for repurchase agreements and securities lending were not effective until January 1, 1998. The adoption of those provisions effective in 1998 did not have a material effect on the Company's financial position or results of operations.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk

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

Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. This standard is effective for the Company's financial statements beginning January 1, 2000, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this statement and the potential effect on its financial position and results of operations.

Accounting by Insurance and Other Enterprises for Insurance-Related Assessments

In December 1997, the AICPA issued SOP 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments, which provides guidance for determining when an insurance or other enterprise should recognize a liability for guaranty-fund and other insurance-related assessments and guidance for measuring the liability. This statement is effective for the Company's 1999 financial statements with early adoption permitted. The Company does not expect adoption of this statement to have a material effect on its financial position or results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from reported results using those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, money market instruments and other debt issues with a maturity of 90 days or less when purchased.

INVESTMENTS

Debt and equity securities are classified as available for sale and carried at fair value. These available-for-sale securities support three types of business products: experience-rated products, discontinued products and general account liabilities.

Experience-rated products are products where the customer, not the Company, assumes investment (including realized capital gains) and other risks, subject to, among other things, minimum guarantees provided by the Company in some instances. The effect of investment performance (as long as minimum guarantees are not triggered) is allocated to the customer account daily, based on the underlying investment's experience and therefore, does not impact the Company's results of operations. Realized and unrealized capital gains and losses on investments supporting these products are reflected in policyholders' funds left with the Company.

When the Company discontinued the sale of its fully guaranteed large case pension products (refer to Note 11), it established a reserve for anticipated future losses from these products and segregated the related investments. These investments are managed as a separate portfolio. Investment income and net realized capital gains and losses on this separate portfolio are credited/charged to the reserve and therefore, do not impact the Company's results of operations. Unrealized capital gains or losses on this separate portfolio are reflected in other liabilities.

Investment income and realized capital gains and losses on investments supporting general account liabilities are reflected in the Company's results of operations. Unrealized capital gains and losses related to investments supporting general account liabilities are reflected in shareholders' equity, net of related income taxes. Purchases and sales of debt and equity securities are recorded on the trade date. Sales of mortgage loans and real estate are recorded on the closing date.

Fair values for debt and equity securities are based on quoted market prices or dealer quotations. Where quoted market prices or dealer quotations are not available, fair values are measured utilizing quoted market prices for similar securities or by using discounted cash flow methods. Cost for mortgage-backed securities is adjusted for unamortized premiums and discounts, which are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments. The Company does not accrue interest on problem debt securities when management believes the collection of interest is unlikely.

The Company engages in securities lending whereby certain securities from its portfolio are loaned to other institutions for short periods of time. Initial collateral, primarily cash, is required at a rate of 102% of the market value of a loaned domestic security and 105% of the market value of a loaned foreign security. The collateral is deposited by the borrower with a lending agent, and retained and invested by the lending agent according to the Company's guidelines to generate additional income. The market value of the loaned securities is monitored on a daily basis, with additional collateral obtained or refunded as the market value of the loaned securities fluctuates.

Mortgage loans and policy loans are carried at unpaid principal balances, net of impairment reserves. A mortgage loan is considered impaired when it is probable that the Company will be unable to collect amounts due according to the contractual terms of the loan agreement (delays of up to 60 days may not result in a loan being considered impaired). The Company accrues interest income on impaired loans to the extent it is deemed collectible and the loan continues to perform under its original or restructured terms. Interest income on problem loans is generally recognized on a cash basis. Cash payments on loans in the process of foreclosure are generally treated as a return of principal. For impaired loans, a specific impairment reserve is established for the difference between the recorded investment in the loan and the estimated fair value of the collateral. The Company applies this loan impairment policy individually to all loans in the portfolio and does not aggregate loans for the purpose of applying such provisions. The Company records full or partial charge-offs of loans at the time an event occurs affecting the legal status of the loan, typically at the time of foreclosure (actual or in-substance) or upon a loan modification giving rise to forgiveness of debt. A general reserve is established for losses management believes are likely to arise from loans in the portfolio, other than for those losses that have been specifically reserved. The Company does not accrue interest on impaired loans when management believes the collection of interest is unlikely.

Investment real estate, which the Company has the intent to hold for the production of income, is carried at depreciated cost, including capital additions, net of write-downs for other than temporary declines in fair value. Properties held for sale (primarily acquired through foreclosure) are carried at the lower of cost or fair value less estimated selling costs. Adjustments to the carrying value of properties held for sale are recorded in a valuation reserve when the fair value less estimated selling costs is below cost. Fair value is generally estimated using a discounted future cash flow analysis in conjunction with comparable sales information. Property valuations are reviewed regularly by the Company's investment management group.

Short-term investments, consisting primarily of money market instruments and other debt purchased with an original maturity of 91 days to one year, are considered available for sale and are carried at fair value, which approximates amortized cost.

Other invested assets consist primarily of partnerships and equity subsidiaries. Partnerships and equity subsidiaries are carried on an equity basis.

The Company utilizes foreign exchange forward contracts, futures contracts, swap agreements, warrants and written options for other than trading purposes in order to hedge interest rate, equity price and foreign exchange risks (collectively, market risk). (Refer to Note 7.)

Foreign exchange forward contracts, which are designated at inception and are effective as hedges of foreign translation and transaction exposures related to investments classified as available for sale, are accounted for using the deferral method. Accordingly, realized and unrealized gains and losses from these foreign exchange forward contracts are deferred on the Consolidated Balance Sheets, net of tax, in accumulated other comprehensive income. Upon disposal of the hedged item, deferred gains and losses are recognized in net realized capital gains or losses. Excess realized or unrealized gain or loss, if any, from the foreign exchange forward contract compared to the foreign investment being hedged, is reported as a net realized capital gain or loss.

Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures contracts that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability. Deferred gains or losses on such futures contracts are amortized over the life of the acquired asset or liability as a yield adjustment or through net realized capital gains or losses upon disposal of an asset. Changes in the fair value of futures contracts that do not qualify as hedges are recorded in net realized capital gains or losses. Hedge designation requires specific asset or liability identification, a probability at inception of high correlation with the position underlying the hedge, and that such high correlation be maintained throughout the hedge period. If a hedging instrument ceases to be highly correlated with the position underlying the hedge, hedge accounting ceases at that date and excess gains and losses on the hedging instrument are reflected in net realized capital gains or losses.

Interest rate and currency swap agreements, which are designated as interest rate or currency risk management instruments at inception, are accounted for using the accrual method. Accordingly, the difference between amounts paid and received on such agreements is reported in net investment income. There is no recognition in the Consolidated Balance Sheets of changes in the fair value of these agreements.

Warrants represent the right to purchase specific securities and are accounted for as hedges. Upon exercise, the cost of the warrants is added to the basis of the securities purchased.

Written options are contracts that grant the purchaser, for a fee, the right but not the obligation, to buy or sell a financial instrument at a contracted price within a specified period of time. Changes in the fair value of the option are reported in realized capital gains.

FOREIGN CURRENCY TRANSLATION

The financial statements of the Company's foreign subsidiaries, where the local currency is the functional currency, are translated into U.S. dollars at the exchange rate in effect at each year end for assets and liabilities and average exchange rates during the year for results of operations. The related unrealized gains or losses resulting from translation of the net assets are included in accumulated other comprehensive income. If the economy of the country where a foreign subsidiary is located is considered highly inflationary (generally, cumulative inflation levels in excess of 100% over a three-year period), changes in the value of net monetary assets or liabilities would be recognized currently in earnings.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill, which represents the excess of cost over the fair value of net assets acquired, is amortized on a straight-line basis over periods not exceeding 40 years. Other acquired intangible assets, which are primarily customer lists, health provider networks and computer systems, are amortized on a straight-line basis over various periods not exceeding 25 years.

The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct write-off if, in management's judgment, it was probable that projected future operating income (before amortization of goodwill and other acquired intangible assets) would not be sufficient on an undiscounted basis to recover the carrying value. Operating earnings considered in such an analysis are those of the entity acquired, if separately identifiable, or the business segment that acquired the entity if the entity's earnings are not separately identifiable.

OTHER LONG-LIVED ASSETS

The Company evaluates the potential impairment of long-lived assets (premises and equipment) when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows (grouped at the company-wide level) expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss in the Consolidated Statements of Income for the difference between the carrying value of the asset and its fair value.

DEFERRED POLICY ACQUISITION COSTS

Certain costs of acquiring certain insurance business are deferred. These costs, all of which vary with and are primarily related to the production of new and renewal business, consist principally of commissions, certain expenses of underwriting and issuing contracts, and certain agency expenses. For certain annuity and pension contracts, such costs are amortized in proportion to estimated gross profits and adjusted to reflect actual gross profits over the life of the contracts (up to 20 years for annuity and pension contracts).

From time to time, modifications may be made to deferred annuity contract features, such as shortening the surrender charge period or waiving the surrender charge, changing the mortality and expense fees, etc. Unamortized deferred policy acquisition costs associated with these modified contracts are not written off, but rather, continue to be associated with the original block of business to which such costs were previously recorded and are amortized based on revised estimates of expected gross profits after the modification. Unamortized deferred policy acquisition costs related to deferred annuity products were $893 million and $810 million as of December 31, 1998 and 1997, respectively.

Deferred policy acquisition costs are written off to the extent that it is determined that future policy premiums and investment income or gross profits are not adequate to cover related expenses.

SEPARATE ACCOUNTS

Separate Accounts assets and liabilities generally represent funds maintained to meet specific investment objectives of contractholders who bear the investment risk, subject, in some cases, to minimum guaranteed rates. Investment income and investment gains and losses generally accrue directly to such contractholders. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. The assets and liabilities are carried at market value. Deposits, net investment income and realized capital gains and losses on Separate Accounts assets are not reflected in the Consolidated Statements of Income. Management fees charged to contractholders are included in fees and other income.

INSURANCE LIABILITIES

Future policy benefits include reserves for limited payment and traditional life insurance contracts. (Refer to Note 5 for further discussion on the sale of the individual life insurance business.) Reserves for universal life contracts are equal to cumulative premiums less charges plus credited interest thereon. Reserves for traditional life insurance contracts represent the present value of future benefits to be paid to or on behalf of policyholders and related expenses less the present value of future net premiums. Reserves for limited payment and traditional life contracts are computed on the basis of assumed investment yield, mortality, morbidity and expenses, including a margin for adverse deviation. Such assumptions generally vary by plan, year of issue and policy duration. Reserve interest rates averaged 6.56% in 1998. Investment yield is based on the Company's experience. Mortality, morbidity and withdrawal rate assumptions are based on the Company's experience and are periodically reviewed against both industry standards and experience.

Policyholders' funds left with the Company include reserves for pension and annuity investment contracts. Reserves on such contracts are equal to cumulative deposits less charges plus credited interest thereon (rates averaged 9.19% in 1998), net of adjustments for investment experience that the Company is entitled to reflect in future credited interest. Reserves on contracts subject to experience rating reflect the rights of contractholders, plan participants and the Company.

Unpaid claims related to the Company's prepaid health care services (primarily health maintenance organizations) consist principally of medical claims and capitation costs. Medical claims include estimates of payments to be made on claims reported and estimates of health care services rendered but not reported to the Company as of the balance sheet date. Such estimates include the cost of services that will continue to be rendered after the balance sheet date if the Company is obligated to pay for such services in accordance with contract provisions or regulatory requirements. Reserves for unpaid claims for indemnity and PPO products (including short-duration contracts) and medical claims payable reflect estimates, derived from past experience, of the ultimate cost of incurred claims, including claims that have been incurred but not reported, and claims that have been reported, but not settled. The Company discounts certain claim liabilities related to group long-term disability and premium waiver contracts. Generally, the discount rates reflect the expected investment returns for the asset portfolios that support these liabilities. The discount rates used ranged from 2.5% to 6.8% as of December 31, 1998 (except for experience-rated contracts where the discount rates are set equal to contractually specified levels). Unpaid claims payable are estimated periodically and any resulting adjustments are reflected in results of operations.

Premium deficiency losses are recognized when it is probable that expected claim expenses will exceed future premiums on existing health and other insurance contracts. For purposes of premium deficiency losses, contracts are grouped in a manner consistent with the Company's method of acquiring, servicing and measuring the profitability of such contracts.

INTERSEGMENT TRANSACTIONS

The Company accounts for intersegment loans as if the loans were to third parties, that is, at current market rates. The intersegment loans and related interest are eliminated in consolidation.

REVENUE RECOGNITION

Premium revenue for prepaid health care services is recognized as income in the month in which the enrollee is entitled to receive health care services. Premium revenue for group life and disability products is recognized as income over the term of the coverage.

Some group contracts allow for premiums to be adjusted to reflect actual experience. Such premiums are reasonably estimable (based on actual experience of the customer emerging under the contract and the terms of the underlying contract) and are recognized as the experience emerges.

For certain annuity contracts, charges assessed against policyholders' funds for the cost of insurance, surrender charges, actuarial margin and other fees are recorded as revenue in fees and other income. Other amounts received for these contracts are reflected as deposits and are not recorded as revenue. Related policy benefits are recorded in relation to the associated premiums or gross profit so that profits are recognized over the expected lives of the contracts. When annuity payments with life contingencies begin under contracts that were initially investment contracts, the accumulated balance in the account is treated as a single premium for the purchase of an annuity, reflected as an offsetting amount in both premiums and current and future benefits in the Consolidated Statements of Income.

Fees and other income are derived primarily from contracts for claim processing or other administrative services and are recorded over the period the service is provided.

ALLOCATIONS OF EXPENSES

The Company allocates centrally incurred costs associated with specific internal goods or services provided to a segment, such as employee services, technology services and rent, to the business segments based on a reasonable method of each specific cost (e.g., usage, headcount, compensation or square footage occupied). Interest expense on third-party borrowings is not currently allocated to the reporting segments, since it is not used as a basis for measuring the operating performance of the segment.

INCOME TAXES

The Company is taxed at regular corporate rates after adjusting income reported for financial statement purposes for certain items. The Company files a consolidated federal income tax return. Foreign subsidiaries and U.S. subsidiaries operating outside of the United States are taxed under applicable foreign statutes. Deferred income tax expenses/benefits result from changes during the year in cumulative temporary differences between the tax basis and book basis of assets and liabilities.

REINSURANCE

The Company utilizes reinsurance agreements to reduce exposure to large losses in certain aspects of its insurance business. Reinsurance permits recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. Only those reinsurance recoverables deemed probable of recovery are reflected as assets. (Refer to Notes 5 and 19.)

2.  RESTATEMENT

Subsequent to the issuance of the Company's 1998 financial statements and the filing of its 1998 Form 10-K with the Securities and Exchange Commission (the "SEC"), and following discussions with representatives of the SEC's Division of Corporate Finance and Office of the Chief Accountant concerning its review of the Corporation's financial statements, the Company concluded that it would restate its 1998 and first, second and third quarter 1999 financial statements and related disclosures to reflect, among other things, the following changes:

- Changes to the classification and timing of amounts earned by the Company following the 1997 sale of Human Affairs International, Incorporated ("HAI"). Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1998 have instead been recorded as a realized capital gain during the fourth quarter of 1998;

- A liability relating to the extension period (2000-2003) of an unfavorable pharmacy contract originally recorded by the Company in connection with the July, 1998 acquisition of NYLCare has been reversed to reflect the elimination of this liability and reduction of goodwill;

- The breakout of salaries and benefits expense originally included in other operating expenses for each period presented;

- The reclassification of the Company's initial capital contributions to separate accounts and other excess funds not held to fund current separate account liabilities to other invested assets, originally recorded to separate account assets;

- The reclassification of certain long-term debt (Puttable Reset Securities) to short-term debt;

- Expanded disclosures regarding the Company's 1996 severance and facilities charges, discontinued products, goodwill amortization as well as other accounting policies; and

- The inclusion of information regarding reinsurance in the Notes to the Consolidated Financial Statements, originally included in Form 10-K schedules.

As a result of the foregoing and other factors, the Company's 1998 financial statements have been restated from amounts previously reported. In addition, while the 1997 and 1996 statements of income have not been restated, salaries and benefits expense originally included in other operating expenses have been separately identified.

Consolidated Statements of Income:

                                                                               For the years ended December 31,
                                                                ---------------------------------------------------------------
                                                                             1998
                                                                ----------------------------
                                                                               As Previously
(Millions, except per common share data)                          As Restated       Reported              1997            1996
-------------------------------------------------------------------------------------------------------------------------------
Revenue:
  Premiums                                                          $14,839.3      $14,839.3        $ 12,592.2     $   9,326.1
  Net investment income                                               3,190.9        3,190.9           3,377.5         3,565.2
  Fees and other income                                               2,327.1        2,362.1           2,236.3         2,174.8
  Net realized capital gains                                            271.8          211.8             334.2           134.4
-------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                        20,629.1       20,604.1          18,540.2        15,200.5
-------------------------------------------------------------------------------------------------------------------------------
Benefits and Expenses:
  Current and future benefits                                        14,563.7       14,538.7          12,852.0        10,378.7
  Operating expenses:
     Salaries and related benefits                                    1,666.2              -           1,650.4         1,595.1
     Other                                                            2,191.1        3,857.3           1,910.8         1,724.7
  Interest expense                                                      250.9          250.9             235.8           168.3
  Amortization of goodwill and other acquired intangible
    assets                                                              400.1          400.1             380.0           172.5
  Amortization of deferred policy acquisition costs                     215.3          215.3             217.5           160.1
  Reductions of loss on discontinued products                           (68.0)         (68.0)           (172.5)         (202.3)
  Severance and facilities charges (reserve reductions), net              1.5            1.5             (45.0)          864.7
-------------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                          19,220.8       19,195.8          17,029.0        14,861.8
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                 1,408.3        1,408.3           1,511.2           338.7
Income taxes                                                            560.2          560.2             610.1           133.6
-------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                       848.1          848.1             901.1           205.1
Discontinued Operations, net of tax:
  Income from operations                                                    -              -                 -           182.2
  Gain on sale                                                              -              -                 -           263.7
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $   848.1      $   848.1        $    901.1     $     651.0
===============================================================================================================================
Net income applicable to common ownership                           $   792.8      $   792.8        $    845.6     $     625.9
===============================================================================================================================
Results Per Common Share:
Income from continuing operations:
  Basic                                                             $    5.50      $    5.50        $     5.67     $      1.37
  Diluted                                                                5.41           5.41              5.60            1.36
Net income:
  Basic                                                             $    5.50      $    5.50        $     5.67     $      4.77
  Diluted                                                                5.41           5.41              5.60            4.72
-------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets:

                                                                                 As of December 31,
                                                             -----------------------------------------------------------
                                                                      1998                            1997
                                                             ------------------------     ------------------------------
                                                                     As As Previously                As   As Previously
(Millions, except per common share data)                       Restated      Reported          Restated        Reported
-------------------------------------------------------------------------------------     ------------------------------
Assets:
Investments:
  Debt securities available for sale, at fair value
  (amortized cost $30,730.1 and $32,694.0)                   $ 32,180.8    $ 32,180.8         $34,245.0       $34,245.0
  Equity securities, at fair value (cost $762.6 and
  $824.4)                                                         800.5         800.5           1,041.4         1,041.4
  Short-term investments                                          942.2         942.2           1,003.9         1,003.9
  Mortgage loans                                                3,553.0       3,553.0           4,207.8         4,207.8
  Real estate                                                     270.3         270.3             369.5           369.5
  Policy loans                                                    458.7         458.7             746.9           746.9
  Other                                                         1,300.3       1,264.5             974.3           947.4
------------------------------------------------------------------------------------------------------------------------
Total investments                                              39,505.8      39,470.0          42,588.8        42,561.9
------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                     1,951.5       1,951.5           1,805.8         1,805.8
  Short-term investments under securities loan agreement          753.6         753.6                 -               -
  Accrued investment income                                       537.1         537.1             545.8           545.8
  Premiums due and other receivables                            1,478.1       1,478.1           1,205.8         1,205.8
  Reinsurance recoverables                                      3,897.2       3,897.2             175.2           175.2
  Deferred income taxes                                            46.6          53.0                 -               -
  Deferred policy acquisition costs                             1,768.6       1,768.6           2,367.3         2,367.3
  Goodwill and other acquired intangible assets                 9,143.5       9,155.3           8,506.3         8,506.3
  Other assets                                                  1,111.9       1,111.9             875.1           875.1
  Separate Accounts assets                                     44,936.0      44,971.8          37,930.5        37,957.4
------------------------------------------------------------------------------------------------------------------------
Total assets                                                 $105,129.9    $105,148.1         $96,000.6       $96,000.6
========================================================================================================================
  Liabilities:
  Future policy benefits                                     $ 18,541.1    $ 18,541.1         $17,837.1       $17,837.1
  Unpaid claims                                                 3,953.9       3,953.9           3,294.4         3,294.4
  Unearned premiums                                               428.9         428.9             359.2           359.2
  Policyholders' funds left with the Company                   17,632.5      17,632.5          18,761.2        18,761.2
------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                    40,556.4      40,556.4          40,251.9        40,251.9
------------------------------------------------------------------------------------------------------------------------
  Dividends payable to shareholders                                35.2          35.2              36.1            36.1
  Short-term debt                                               1,370.1       1,063.4             252.1           252.1
  Long-term debt                                                2,214.5       2,521.2           2,346.2         2,346.2
  Payables under securities loan agreement                        753.6         753.6                 -               -
  Current income taxes                                            444.8         444.8             320.5           320.5
  Deferred income taxes                                               -             -             223.3           223.3
  Other liabilities                                             3,007.0       3,025.2           2,931.9         2,931.9
  Minority and participating policyholders' interests             148.4         148.4             237.7           237.7
  Separate Accounts liabilities                                44,936.0      44,936.0          37,930.5        37,930.5
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                              93,466.0      93,484.2          84,530.2        84,530.2
------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred
  securities of subsidiary limited liability company
  holding primarily debentures guaranteed by Aetna                275.0         275.0             275.0           275.0
------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 4, 6 and
  21)
Shareholders' Equity:
  Class C voting mandatorily convertible preferred stock
  ($.01 par value; 15,000,000 shares authorized;
  11,614,816 in 1998 and 11,655,206 in 1997 issued and
  outstanding)                                                    862.1         862.1             865.4           865.4
  Common stock ($.01 par value; 500,000,000 shares
  authorized; 141,272,628 in 1998 and  145,794,844 in
  1997 issued and outstanding)                                  3,292.4       3,292.4           3,644.4         3,644.4
  Accumulated other comprehensive income                          177.8         177.8             307.1           307.1
  Retained earnings                                             7,056.6       7,056.6           6,378.5         6,378.5
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                     11,388.9      11,388.9          11,195.4        11,195.4
========================================================================================================================
Total liabilities, redeemable preferred securities and
  shareholders' equity                                       $105,129.9    $105,148.1         $96,000.6       $96,000.6
========================================================================================================================

See Notes to Consolidated Financial Statements.

3.  EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") is as follows:

                                                                                                                      Per Common
                                                                                         Income           Shares           Share
(Millions, except per common share data)                                            (Numerator)     (Denominator)         Amount
--------------------------------------------------------------------------------------------------------------------------------
1998
Net income                                                                               $848.1
Less:  Preferred stock dividends                                                           55.3
                                                                                       --------
Basic EPS
   Income applicable to common ownership                                                  792.8           144.1            $5.50
                                                                                                                           =====
Effect of dilutive securities:
   Stock options and other (1)                                                                              1.1
   Convertible preferred stock                                                             55.3            11.6
                                                                                       --------          ------
Diluted EPS
 Income applicable to common ownership and assumed conversions                           $848.1           156.8            $5.41
================================================================================================================================
1997
Net income                                                                               $901.1
Less:  Preferred stock dividends                                                           55.5
                                                                                       --------
Basic EPS
 Income applicable to common ownership                                                    845.6           149.2            $5.67
                                                                                                                           =====
Effect of dilutive securities:
 Stock options and other (1)                                                                                1.5
 Convertible preferred stock                                                               55.5            10.2
                                                                                       --------          ------
Diluted EPS
 Income applicable to common ownership and assumed conversions                           $901.1           160.9            $5.60
================================================================================================================================
1996(2)(3)
Income from continuing operations                                                        $205.1
Less:  Preferred stock dividends                                                           25.1
                                                                                       --------
Basic EPS
 Income applicable to common ownership                                                   $180.0           131.3            $1.37
                                                                                         ======                            =====
Effect of dilutive securities:
   Stock options and other (1)                                                                              1.2
                                                                                                         ------
Diluted EPS
 Income applicable to common ownership and assumed conversions                           $180.0           132.5            $1.36
================================================================================================================================

(1) Options to purchase shares of common stock in 1998, 1997 and 1996 of 3.0 million shares, .2 million shares and 1.2 million shares, respectively, (with exercise prices ranging from $71.50 - $112.63) were not included in the calculation of diluted earnings per common share because the options' exercise price was greater than the average market price of common shares.

(2) The issuable common stock related to Class C voting mandatorily convertible preferred stock (5.3 million weighted average shares) was not included in the computation of diluted earnings per common share in 1996 because to do so would be anti-dilutive.

(3) In 1996, basic and diluted earnings per common share related to Discontinued Operations were $3.40 and $3.36, respectively.


4.  MERGER WITH U.S. HEALTHCARE

The merger with U.S. Healthcare was consummated on July 19, 1996. As a result of the merger, each outstanding share of Aetna Services common stock became a share of common stock of Aetna Inc. Each outstanding share of U.S. Healthcare common stock and Class B Stock became a right to receive $34.20 in cash, 0.2246 shares of Aetna Inc. common stock and 0.0749 shares of Aetna Inc. Class C Voting Preferred Stock. The Company's consolidated results of operations include U.S. Healthcare from July 19, 1996.

The merger was accounted for as a purchase. Total consideration of approximately $8.9 billion resulted in $7.9 billion, net of related deferred taxes, representing the excess of the purchase price over the fair values of the net assets acquired, being allocated to goodwill and other acquired intangible assets and is being amortized over a 40-year period for goodwill and over a range of five to 25 years for other acquired intangible assets.

5.  OTHER ACQUISITIONS AND DISPOSITIONS

Aetna U.S. Healthcare

On December 9, 1998, the Company entered into definitive agreements with The Prudential Insurance Company of America to acquire the Prudential health care business for $1 billion. The Company currently expects to complete the acquisition in the second quarter of 1999. The acquisition is subject to approval by federal antitrust and state regulators, and other customary closing conditions.

On July 15, 1998, the Company acquired New York Life Insurance Company's ("NYL") NYLCare health business for a purchase price of $1.08 billion in cash, including an adjustment as provided in the transaction agreements. The acquisition was accounted for as a purchase.

The excess of the cash payment over the fair value of the net assets acquired resulted in approximately $950 million, net of related deferred taxes, being primarily allocated to goodwill and other acquired intangible assets, which is being amortized over a 40-year period for goodwill and over a range of three to 20 years for other acquired intangible assets.

In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation included approximately $35 million pretax related to an unfavorable contract with an affiliate of NYL for providing pharmaceutical benefits services (the "pharmacy contract"). As a condition of closing the transaction, the pharmacy contract was extended from January 1, 2000 through December 31, 2003 (the "extension period"). The terms of the extension period were believed to reflect an appropriate market price, however the terms of the pharmacy contract prior to January 1, 2000 were determined to be unfavorable. The purchase price allocation related to the pharmacy contract is being amortized over the period from closing to December 31, 1999. For the period from July 16, 1998 through December 31, 1998, approximately $16 million pretax was amortized as a reduction of pharmacy costs. Also, a $64 million liability related to the expected costs associated with involuntarily terminating certain NYLCare employees and the costs related to the exiting of leased NYLCare facilities was established as part of the purchase price allocation.

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

During 1997, the Company's health business sold subsidiaries that were involved in physician practice management, health electronic data interchange services and behavioral health management. The sale of these entities resulted in a net after-tax realized capital gain of $31 million ($82 million pretax). At the time of the sale of the behavioral health management business, Human Affairs International Incorporated ("HAI"), the Company entered into a long-term strategic provider relationship that will provide its health members continued access to HAI's, as well as the purchaser's, participating behavioral health professionals at a fixed rate over the life of the agreement. Also, the Company may earn contingent consideration of up to $300 million ($60 million maximum per year) during the period from the closing date through the year 2002 for any increases in targeted Aetna U.S. Healthcare's members (on an equivalent member basis) served by HAI subsequent to the sale.

The calculation of the contingent consideration is based on an increase in equivalent membership served by HAI for any contract year (member months, or each member served for a given month, divided by 12), subject to certain adjustments, and a maximum of $60 million per year. The contingent consideration is recognized as realized capital gains when realizable. During 1998, $60 million ($39 million after-tax) of contingent consideration was earned and recognized as a capital gain in the fourth quarter. The contingent consideration does not affect the fixed rates under the long-term strategic provider agreement.

Aetna Retirement Services

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash, subject to adjustment as provided by the related agreements. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance receivable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $152 million, of which $88 million will be deferred and amortized over approximately 15 years.

Revenues for the business lines sold to Lincoln were $399 million, $553 million and $538 million for 1998 (through the sale date), 1997 and 1996, respectively. Net income for these business lines, excluding Year 2000 costs in 1998 and net realized capital gains in all periods, was $72 million, $75 million and $80 million for 1998 (through the sale date), 1997 and 1996, respectively. Premiums ceded and reinsurance recoveries made in 1998 totaled $153 million and $58 million, respectively.

Aetna International

On September 1, 1998, the Company acquired a 74.5% ownership interest in Cruz Blanca, a private health insurance company in Chile, for approximately $92 million.

The total amount of Aetna International's investments in 1998, excluding its investment in Cruz Blanca, was approximately $150 million. These investments were individually not material.

In April 1997, the Company acquired a 49% ownership interest for approximately $300 million in a Brazilian joint venture that provides health and life insurance, as well as private pension plan products. The joint venture is being accounted for on the equity basis. In late 1996, the Company acquired certain interests in two similar joint ventures with its Mexican partner, in addition to increasing its existing equity ownership in Mexico. The total amount of these investments was $171 million. Additional investments in the pension products joint venture totalled $50 million in 1997.

Other

The Company also acquired the following entities during 1997: Financial Network Investment Corporation; Virginia Mason Health Plan, Inc.; Frontier Health Holdings, Inc.; and Financial Life Assurance Company of Canada. The purchase price of these acquisitions, both individually and in the aggregate, were not material.

On April 2, 1996, the Company sold its property-casualty operations to an affiliate of The Travelers Insurance Group Inc. ("Travelers") for approximately $4.1 billion in cash. The sale resulted in an after-tax gain of $264 million ($218 million pretax). The operating results of the property-casualty operations are presented as Discontinued Operations through the sale date. Operating results for the period from January 1 to April 2, 1996 included total revenue of $1.5 billion, income before income taxes of $263 million, income taxes of $81 million and income of $182 million.

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

6.  INVESTMENTS

Debt securities available for sale at December 31 were as follows:

                                                                                            Gross            Gross
                                                                          Amortized    Unrealized       Unrealized            Fair
1998 (Millions)                                                                Cost         Gains           Losses           Value
----------------------------------------------------------------------------------------------------------------------------------
Bonds:
   U.S. government and government agencies and authorities                $ 1,863.8      $  136.4           $  1.6       $ 1,998.6
   States, municipalities and political subdivisions                          531.8          18.6               .3           550.1
   U.S. corporate securities:
     Utilities                                                              2,454.8         135.6             12.4         2,578.0
     Financial                                                              4,739.1         215.6              8.8         4,945.9
     Transportation/capital goods                                           2,313.7         193.7              5.5         2,501.9
     Health care/consumer products                                          2,495.2         167.6              6.5         2,656.3
     Natural resources                                                      1,494.3          72.9             16.5         1,550.7
     Other corporate securities                                             1,314.5          86.0             44.7         1,355.8
----------------------------------------------------------------------------------------------------------------------------------
      Total U.S. corporate securities                                      14,811.6         871.4             94.4        15,588.6
----------------------------------------------------------------------------------------------------------------------------------
   Foreign:
     Government, including political subdivisions                           2,722.6         243.1             81.9         2,883.8
     Utilities                                                                589.8          92.0              5.2           676.6
     Other                                                                  2,802.2         126.6             60.8         2,868.0
----------------------------------------------------------------------------------------------------------------------------------
      Total foreign securities                                              6,114.6         461.7            147.9         6,428.4
----------------------------------------------------------------------------------------------------------------------------------
   Residential mortgage-backed securities:
     Pass-throughs                                                          2,248.8          78.9              5.0         2,322.7
    Collateralized mortgage obligations                                     1,929.2         122.4             10.4         2,041.2
----------------------------------------------------------------------------------------------------------------------------------
      Total residential mortgage-backed securities                          4,178.0         201.3             15.4         4,363.9
----------------------------------------------------------------------------------------------------------------------------------
   Commercial/Multifamily mortgage-backed securities (1)                    2,121.8          44.3             42.9         2,123.2
   Other asset-backed securities (2)                                          954.9          17.2              1.1           971.0
----------------------------------------------------------------------------------------------------------------------------------
Total bonds                                                                30,576.5       1,750.9            303.6        32,023.8
Redeemable preferred stocks                                                   153.6           4.4              1.0           157.0
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                     $30,730.1      $1,755.3           $304.6       $32,180.8
==================================================================================================================================

1997 (Millions)
----------------------------------------------------------------------------------------------------------------------------------
Bonds:
   U.S. government and government agencies and authorities                $ 3,762.3        $168.0           $  1.7       $ 3,928.6
   States, municipalities and political subdivisions                          190.7          16.1               .2           206.6
   U.S. corporate securities:
     Utilities                                                              2,382.6         125.1              2.2         2,505.5
     Financial                                                              5,049.4         169.8              2.4         5,216.8
     Transportation/capital goods                                           2,417.7         174.7              3.0         2,589.4
     Health care/consumer products                                          1,641.5          97.7              3.9         1,735.3
     Natural resources                                                      1,467.1          93.5               .7         1,559.9
     Other corporate securities                                             1,418.9          88.2               .9         1,506.2
----------------------------------------------------------------------------------------------------------------------------------
      Total U.S. corporate securities                                      14,377.2         749.0             13.1        15,113.1
----------------------------------------------------------------------------------------------------------------------------------
   Foreign:
     Government, including political subdivisions                           2,514.7         161.6             46.5         2,629.8
     Utilities                                                                612.4          76.9               .2           689.1
     Other                                                                  3,714.8         188.5             72.9         3,830.4
----------------------------------------------------------------------------------------------------------------------------------
      Total foreign securities                                              6,841.9         427.0            119.6         7,149.3
----------------------------------------------------------------------------------------------------------------------------------
   Residential mortgage-backed securities:
     Pass-throughs                                                          1,707.5         107.3              2.3         1,812.5
     Collateralized mortgage obligations                                    2,549.6         162.8              2.0         2,710.4
----------------------------------------------------------------------------------------------------------------------------------
      Total residential mortgage-backed securities                          4,257.1         270.1              4.3         4,522.9
----------------------------------------------------------------------------------------------------------------------------------
   Commercial/Multifamily mortgage-backed securities (1)                    1,586.2          42.0              6.2         1,622.0
   Other asset-backed securities (2)                                        1,612.9          23.0               .8         1,635.1
----------------------------------------------------------------------------------------------------------------------------------
Total bonds                                                                32,628.3       1,695.2            145.9        34,177.6
Redeemable preferred stocks                                                    65.7           1.7                -            67.4
----------------------------------------------------------------------------------------------------------------------------------
Total debt securities                                                     $32,694.0      $1,696.9           $145.9       $34,245.0
==================================================================================================================================

(1) Includes approximately $178.1 million and $209.6 million of subordinate and residual certificates at December 31, 1998 and 1997, respectively, from a securitization of approximately $802.7 million of commercial mortgage loans in 1997 (proceeds of approximately $635.1 million) which were retained by the Company.

(2) Includes approximately $89.2 million and $97.9 million of subordinate and residual certificates at December 31, 1998 and 1997, respectively, from a 1995 mortgage loan securitization which were retained by the Company.

At December 31, 1998 and 1997, net unrealized appreciation on available-for-sale debt securities included $576 million and $678 million, respectively, related to experience-rated contracts and $362 million and $388 million, respectively, related to discontinued products (refer to Note 11), which were not reflected in shareholders' equity.

The carrying and fair value of debt securities are shown below by contractual maturity. Actual maturities may differ from contractual maturities because securities may be restructured, called or prepaid.

                                                                  Amortized              Fair
1998 (Millions)                                                        Cost             Value
---------------------------------------------------------------------------------------------
Due to mature:
 One year or less                                                 $ 1,734.9         $ 1,762.7
 After one year through five years                                  6,934.0           7,107.9
 After five years through ten years                                 7,169.1           7,420.9
 After ten years                                                    7,637.4           8,431.2
 Mortgage-backed securities                                         6,299.8           6,487.1
 Other asset-backed securities                                        954.9             971.0
---------------------------------------------------------------------------------------------
Total                                                             $30,730.1         $32,180.8
=============================================================================================

Investments in equity securities at December 31 were as follows:

(Millions)                                                             1998              1997
---------------------------------------------------------------------------------------------
Cost                                                                 $762.6         $   824.4
Gross unrealized capital gains                                         81.1             287.6
Gross unrealized capital losses                                       (43.2)            (70.6)
---------------------------------------------------------------------------------------------
Fair value                                                           $800.5         $ 1,041.4
=============================================================================================

Real estate holdings at December 31 were as follows:

(Millions)                                                             1998              1997
---------------------------------------------------------------------------------------------
Properties held for sale                                             $223.8            $328.3
Investment real estate                                                137.6             142.5
---------------------------------------------------------------------------------------------
                                                                      361.4             470.8
Valuation reserve                                                     (91.1)           (101.3)
---------------------------------------------------------------------------------------------
Net carrying value of real estate                                    $270.3            $369.5
=============================================================================================

Accumulated depreciation for investment real estate was $60 million at December 31, 1998 and 1997.

Total real estate write-downs included in the net carrying value of the Company's real estate holdings at December 31, 1998 and 1997 were $122 million and $160 million, respectively, (including $104 million and $116 million, respectively, attributable to assets supporting discontinued products).

At December 31, 1998 and 1997, the total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves were as follows:

                                                                      1998                                    1997
                                                          ------------------------------         ------------------------------
                                                                 Total                                Total
                                                              Recorded          Specific           Recorded            Specific
(Millions)                                                  Investment          Reserves         Investment            Reserves
-------------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                $161.9              $22.9            $206.5              $25.8
Supporting experience-rated products                              95.7               21.7             110.8               16.7
Supporting remaining products                                     43.6                3.2              70.2                8.7
==============================================================================================================================
Total impaired loans                                            $301.2(1)           $47.8            $387.5(1)           $51.2
==============================================================================================================================

(1) Includes impaired loans of $96.0 million and $127.7 million, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general mortgage loan impairment reserves for the periods indicated is summarized below:

                                                                             Supporting
                                                           Supporting       Experience-        Supporting
                                                         Discontinued             Rated         Remaining
(Millions)                                                   Products          Products          Products         Total
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                                   $136.7            $ 74.7            $ 35.6        $247.0
-----------------------------------------------------------------------------------------------------------------------
Credited to net realized capital gains                              -                 -             (10.6)        (10.6)
Credited to other accounts                                      (25.0)(1)         (20.0)(1)             -         (45.0)
Principal write-offs                                            (43.0)            (23.1)            (10.8)        (76.9)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997 (2)                                 68.7              31.6              14.2         114.5
-----------------------------------------------------------------------------------------------------------------------
Credited to net realized capital gains                              -                 -              (8.0)         (8.0)
(Credited) Charged to other accounts                            (37.0)(1)          (2.0)(1)           4.7         (34.3)
Principal write-offs                                             (2.2)                -              (3.1)         (5.3)
-----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998 (2)                               $ 29.5            $ 29.6             $ 7.8        $ 66.9
=======================================================================================================================

(1) Reflects adjustments to reserves related to assets supporting experience-rated products and discontinued products, which do not affect the Company's results of operations.

(2) Total reserves at December 31, 1998 and 1997 include $47.8 million and $51.2 million of specific reserves and $19.1 million and $63.3 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans for the twelve months ended December 31 were as follows:

                                                                   1998                                  1997
                                                      --------------------------------    ------------------------------------
                                                      Average                                 Average
                                                     Impaired      Income         Cash       Impaired       Income         Cash
(Millions)                                              Loans      Earned     Received          Loans       Earned     Received
-------------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                       $172.8       $13.5        $13.8         $343.1        $36.9       $30.2
Supporting experience-rated products                    104.1         9.9         10.1          195.3         17.6        14.5
Supporting remaining products                            47.9         3.4          3.0          112.2         12.5        10.3
-------------------------------------------------------------------------------------------------------------------------------
Total                                                  $324.8        $26.8       $26.9         $650.6        $67.0       $55.0
===============================================================================================================================

Significant noncash investing and financing activities include the acquisition of real estate through foreclosures of mortgage loans amounting to $13 million and $33 million for 1998 and 1997, respectively.

At December 31, 1998 and 1997, the Company's mortgage loan balances net of specific impairment reserves by geographic region and property type were as follows:

(Millions)                              1998         1997     (Millions)                            1998          1997
---------------------------------------------------------    ---------------------------------------------------------
South Atlantic                     $   554.3     $  790.0    Office                             $1,519.4      $2,009.2
Middle Atlantic                        760.7        948.4    Retail                                647.2         901.9
New England                            294.3        417.9    Apartment                             123.0         140.0
South Central                           92.5        116.0    Hotel/Motel                           182.6         239.6
North Central                          410.3        522.8    Industrial                            267.9         325.1
Pacific and Mountain                   636.8        886.6    Mixed Use                             238.4         263.8
Non-U.S.                               823.2        589.4     Other                                593.6         391.5
---------------------------------------------------------    ---------------------------------------------------------
Total                                3,572.1      4,271.1    Total                               3,572.1       4,271.1
Less:  general impairment                                    Less:  general impairment
 reserve                                19.1         63.3     reserve                               19.1          63.3
---------------------------------------------------------    ---------------------------------------------------------
Net mortgage loan balance          $ 3,553.0     $4,207.8    Net mortgage loan balance          $3,553.0      $4,207.8
=========================================================    =========================================================

7.  FINANCIAL INSTRUMENTS

ESTIMATED FAIR VALUE

The carrying values and estimated fair values of certain of the Company's financial instruments at December 31, 1998 and 1997 were as follows:

                                                        As Restated
                                                           1998                               1997
                                                 ------------------------             -------------------------
                                                 Carrying  Estimated Fair             Carrying Estimated Fair
(Millions)                                          Value           Value                Value          Value
---------------------------------------------------------------------------------------------------------------
Assets:
   Mortgage loans                              $  3,553.0      $  3,597.1           $  4,207.8     $  4,327.0
Liabilities:
   Investment contract liabilities:
     With a fixed maturity                     $  4,758.4      $  4,814.1           $  5,897.1     $  6,022.6
     Without a fixed maturity                    11,812.1        11,194.9             11,932.0       11,438.8
 Long-term debt                                   2,214.5         2,269.0              2,346.2        2,390.6
---------------------------------------------------------------------------------------------------------------

Fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument, nor do they consider the tax impact of the realization of unrealized capital gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument. In evaluating the Company's management of interest rate, equity price, liquidity, and foreign exchange risks, the fair values of all assets and liabilities should be taken into consideration, not only those presented above.

The following valuation methods and assumptions were used by the Company in estimating the fair value of the above financial instruments:

Mortgage loans: Fair values are estimated by discounting expected mortgage loan cash flows at market rates that reflect the rates at which similar loans would be made to similar borrowers. The rates reflect management's assessment of the credit quality and the remaining duration of the loans. The fair value estimates of mortgage loans of lower credit quality, including problem and restructured loans, are based on the estimated fair value of the underlying collateral.

Investment contract liabilities (included in policyholders' funds left with the Company):

With a fixed maturity: Fair value is estimated by discounting cash flows at interest rates currently being offered by, or available to, the Company for similar contracts.

Without a fixed maturity: Fair value is estimated as the amount payable to the contractholder upon demand. However, the Company has the right under such contracts to delay payment of withdrawals that may ultimately result in paying an amount different than that determined to be payable on demand.

Long-term debt: Fair value is based on quoted market prices for the same or similar issued debt or, if no quoted market prices are available, on the current rates estimated to be available to the Company for debt of similar terms and remaining maturities.

OFF-BALANCE-SHEET AND OTHER FINANCIAL INSTRUMENTS

The notional amounts, carrying values and estimated fair values of the Company's off-balance-sheet and other financial instruments at December 31 were as follows:

                                                                 1998                                     1997
                                                  ------------------------------------     ------------------------------------
                                                                 Carrying                                Carrying
                                                                    Value   Estimated                       Value    Estimated
                                                 Notional           Asset        Fair    Notional           Asset         Fair
(Millions)                                         Amount     (Liability)       Value      Amount      (Liability)       Value
-------------------------------------------------------------------------------------------------------------------------------
Foreign exchange forward contracts - sell:
  Related to net investments in foreign
  affiliates                                       $192.4         $ (2.7)      $ (3.3)     $157.8          $ .8           $1.0
  Related to investments in nondollar-
    denominated assets                               33.6            (.1)         (.1)       42.7            .6             .6
Foreign exchange forward contracts - buy:
  Related to net investments in foreign
  affiliates                                            -              -            -        11.9             -              -
  Related to investments in nondollar-
    denominated assets                                2.3              -            -        25.0           1.5            1.5
Futures contracts to purchase securities            293.4           (4.3)        (4.3)        8.5            .1             .1
Futures contracts to sell securities                966.4           10.9         10.9        10.0            .2             .2
Interest rate swaps                                  43.0              -          8.5        43.0             -            7.2
Currency swaps                                       19.8              -           .5           -             -              -
Warrants to purchase securities                      26.5            1.6          1.6        19.6           6.7            6.7
Written options                                      50.0             .1           .1           -             -              -
-------------------------------------------------------------------------------------------------------------------------------

The notional amounts of these instruments do not represent the Company's risk of loss. The fair value of these instruments was estimated based on quoted market prices, dealer quotations or internal price estimates believed to be comparable to dealer quotations. These fair value amounts reflect the estimated amounts that the Company would have to pay or would receive if the contracts were terminated.

The Company engages in hedging activities to manage interest rate, equity price and foreign exchange risks. Such hedging activities have principally consisted of using off-balance-sheet instruments that involve, to varying degrees, elements of market risk and credit risk in excess of the amounts recognized in the Consolidated Balance Sheets. The Company evaluates the risks associated with these instruments in a manner similar to that used to evaluate the risks associated with on-balance-sheet financial instruments. Unlike on-balance-sheet financial instruments, where credit risk is generally represented by the notional or principal amount, the off-balance-sheet financial instruments' risk of credit loss generally is significantly less than the notional value of the instrument and is represented by the positive fair value of the instrument. The Company generally does not require collateral or other security to support the financial instruments discussed below. However, the Company controls its credit risk exposure through credit approvals, credit limits and regular monitoring procedures. There were no material concentrations of off-balance-sheet financial instruments at December 31, 1998 or December 31, 1997.

Foreign Exchange Forward Contracts:

Foreign exchange forward contracts are agreements to exchange fixed amounts of two different currencies at a specified future date and at a specified price. The Company selectively hedges to manage its foreign exchange risk. The Company generally utilizes short-term foreign exchange forward contracts to hedge its foreign exchange exposure arising from certain investments in foreign affiliates and nondollar-denominated investment securities.

Futures Contracts:

Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk.

Interest Rate and Currency Swaps:

The Company utilizes interest rate swaps to manage certain exposures related to changes in interest rates primarily by exchanging variable-rate returns for fixed-rate returns. The Company also utilizes currency swaps to manage certain exposures related to changes in foreign currency values primarily by exchanging currencies and agreeing to re-exchange the currencies at the same rate of exchange at a specified future date.

Warrants:

Warrants are instruments giving the Company the right, but not the obligation to buy a security at a given price during a specified period.

Written Options:

Written options are contracts that give the holder the right, but not the obligation to buy a financial instrument at a given price during a specified period. Written options may be used to manage certain exposure to changes in interest rates.

8.  NET INVESTMENT INCOME

Sources of net investment income were as follows:

(Millions)                                               1998              1997          1996
----------------------------------------------------------------------------------------------
Debt securities                                      $2,387.4          $2,365.3      $2,313.3
Equity securities                                        38.5              42.1          34.0
Short-term investments                                   71.5              51.8          61.3
Mortgage loans                                          353.1             610.1         761.8
Real estate                                              86.3             182.6         300.2
Policy loans                                             36.4              39.9          37.2
Other                                                   240.3             175.5         155.2
Cash equivalents                                        127.3             114.9         135.1
----------------------------------------------------------------------------------------------
Gross investment income                               3,340.8           3,582.2       3,798.1
Less: investment expenses                               149.9             204.7         232.9
----------------------------------------------------------------------------------------------
Net investment income (1)(2)                         $3,190.9          $3,377.5      $3,565.2
----------------------------------------------------------------------------------------------

(1) Includes $10.1 million, $15.6 million and $67.1 million from real estate held for sale during 1998, 1997 and 1996, respectively.

(2) Includes amounts allocable to experience-rated contractholders of $1.2 billion, $1.3 billion and $1.4 billion during 1998, 1997 and 1996, respectively. Interest credited to contractholders is included in current and future benefits.

9.  CAPITAL GAINS AND LOSSES ON INVESTMENT OPERATIONS AND OTHER

Realized capital gains or losses are the difference between the carrying value and sale proceeds of specific investments sold. Provisions for impairments and changes in the fair value of real estate held for sale are also included in net realized capital gains or losses.

Net realized capital gains (losses), excluding amounts allocable to experience-rated contractholders and discontinued products, on investments were as follows:

                                                          As
                                                    Restated
(Millions)                                              1998               1997               1996
----------------------------------------------------------------------------------------------------
Debt securities                                       $ 51.7            $  49.8            $ (11.8)
Equity securities (1)                                  166.2              231.2               46.3
Mortgage loans                                          19.9               19.2               33.9
Real estate                                              3.2               13.5                4.7
Sales of subsidiaries (2)                               60.0               82.3               60.1
Other (3)                                              (29.2)             (61.8)               1.2
----------------------------------------------------------------------------------------------------
Pretax realized capital gains                         $271.8            $ 334.2            $ 134.4
====================================================================================================
After-tax realized capital gains                      $173.9            $ 198.4            $  85.9
====================================================================================================

(1) Includes pretax realized capital gains of $74.4 million and $151.0 million in 1998 and 1997, respectively, related to the sale of the Company's investment in Travelers Property Casualty Corp.

(2) Realized capital gains in 1998 include a net pretax gain of $60.0 million associated with the sale of HAI. (Refer to Note 5.) Realized capital gains in 1997 include net pretax gains associated with the sale of HAI and certain other health subsidiaries. (Refer to Note 5.) Realized capital gains in 1996 include pretax gains of $39.3 million from the sale of Aetna Realty Investors and $20.8 million from the sale of Aetna Health Plans of Western Pennsylvania.

(3) Includes pretax realized capital losses of $12.7 million in 1998 for futures contracts related to investments sold as part of the sale of the individual life business and $44.0 million in 1997 related to the write-down of certain properties that the Company had classified as held for sale.

Net realized capital gains of $125 million, $221 million and $199 million for 1998, 1997 and 1996, respectively, allocable to experience-rated contractholders were deducted from net realized capital gains and an offsetting amount was reflected in policyholders' funds left with the Company.

Proceeds from the sale of available-for-sale debt securities and the related gross gains and losses were as follows:

(Millions)                                      1998          1997           1996
---------------------------------------------------------------------------------
Proceeds on sales                          $20,254.6     $16,247.8      $13,625.6
Gross gains                                    174.8          90.2           77.6
Gross losses                                   123.1          40.4           89.4
---------------------------------------------------------------------------------

Changes in shareholders' equity related to changes in accumulated other comprehensive income (unrealized capital gains and losses on securities and foreign currency) (excluding those related to experience-rated contractholders and discontinued products) were as follows:

(Millions)                                                         1998          1997           1996
-----------------------------------------------------------------------------------------------------
Continuing Operations:
 Debt securities                                               $   28.2       $ 194.5        $(225.8)
 Equity securities                                               (179.1)       (152.4)         307.5
 Foreign exchange and other, net                                  (47.9)        (92.8)         (70.9)
Discontinued Operations                                               -             -         (474.0)
-----------------------------------------------------------------------------------------------------
Subtotal                                                         (198.8)        (50.7)        (463.2)
Decrease in deferred income taxes                                 (69.5)        (17.8)        (162.1)
-----------------------------------------------------------------------------------------------------
Net changes in accumulated other comprehensive income          $ (129.3)      $ (32.9)       $(301.1)
=====================================================================================================

Shareholders' equity included the following accumulated other comprehensive income which are net of amounts allocable to experience-rated contractholders and discontinued products at December 31:

(Millions)                                                          1998         1997
--------------------------------------------------------------------------------------
Debt securities available for sale:
  Gross unrealized capital gains                                 $ 678.5      $ 563.0
  Gross unrealized capital losses                                 (164.9)       (77.6)
--------------------------------------------------------------------------------------
                                                                   513.6        485.4
--------------------------------------------------------------------------------------
Equity securities:
  Gross unrealized capital gains                                    81.1        287.6
  Gross unrealized capital losses                                  (43.2)       (70.6)
--------------------------------------------------------------------------------------
                                                                    37.9        217.0
--------------------------------------------------------------------------------------
Foreign exchange and other, net                                   (277.9)      (230.0)
Deferred income taxes                                              (95.8)      (165.3)
--------------------------------------------------------------------------------------
Net accumulated other comprehensive income                       $ 177.8      $ 307.1
======================================================================================

Additional Information - Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income related to changes in unrealized gains on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

(Millions)                                                                  1998           1997           1996
--------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)          $ 107.6         $385.3        $(189.0)
Less:  reclassification adjustment for gains and other items
included in net income (2)                                                 224.5          335.4          153.8
--------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                              $(116.9)        $ 49.9        $(342.8)
--------------------------------------------------------------------------------------------------------------

(1) Pretax unrealized holding gains (losses) arising during the period were $165.6 million, $592.8 million and ($290.8) million for 1998, 1997 and 1996, respectively.

(2) Pretax reclassification adjustments for gains and other items included in net income were $345.4 million, $511.0 million and $236.8 million for 1998, 1997 and 1996, respectively.


10.  SEVERANCE AND FACILITIES CHARGES

During 1996, the Company established severance and facilities reserves of $865 million pretax in the Aetna U.S. Healthcare, Aetna Retirement Services and Corporate segments to reflect the integration of the health businesses of the Company and U.S. Healthcare and certain other actions taken or to be taken in order to make its businesses more competitive. The charges included costs associated with involuntary employee terminations, asset disposals and consolidating and eliminating certain processing operations and associated real estate obligations. The Company anticipated the principal long-term benefits of this severance and facilities plan (the "plan") would result in lower workforce costs, simplification of operating procedures and economies of scale associated with large customer service centers. In addition, the Company continued to experience rapid growth and a number of the workforce reductions contemplated in the original plan were offset by the hiring of other employees to continue to maintain appropriate customer service levels.

The Company's 1996 provision was developed based on management's best judgment and estimates at that time and is included in other liabilities in the Consolidated Balance Sheets. The Company anticipated the plan to be substantially completed over an approximate two-year time-frame, given the complexity of the actions, which included executing staffing and system changes while maintaining customer service levels and other service center consolidation processes. As the Company began to execute the plan, it adjusted certain estimates based on more current information related to the actions to be undertaken, as further discussed below. The following table summarizes the 1996 charges by segment:

                                                             Asset        Vacated
(Millions)                                 Severance     Disposals         Leases          Other      CityPlace         Total
-----------------------------------------------------------------------------------------------------------------------------
Aetna U.S. Healthcare                         $277.9        $ 84.9          $64.5          $25.7      $       -        $453.0
Aetna Retirement Services                       42.8           1.5            1.9            2.8              -          49.0
Corporate: Other                                28.5          18.0           21.0            3.0          292.2         362.7
-----------------------------------------------------------------------------------------------------------------------------
Total Company                                 $349.2        $104.4          $87.4          $31.5         $292.2        $864.7
=============================================================================================================================

1996 Charges

Aetna U.S. Healthcare recorded a charge of $423 million pretax related to actions taken or expected to be taken with respect to the integration of the health businesses. This charge does not include costs to exit certain activities of U.S. Healthcare and corresponding involuntary termination benefits as these costs were included as part of the purchase price. The plan, which the Company began to formulate in the second quarter of 1996, included the consolidation and reduction from over 40 service centers into 16 as well as the reduction of overlapping functions in both the home and field offices. In addition, approximately 18 physician practice management offices were to be closed.

The severance portion of this charge was based on the plan to eliminate 7,500 positions (primarily service center, medical management, administrative and data center personnel). The asset disposal portion of the charge was primarily related to the disposition or abandonment of obsolete information technology assets associated with employees who were to be terminated or data and service centers which were to be closed. The portion of the charge for vacated lease property was related to the site closures for service centers, as well as the physician practice management offices. The "other" portion of the charge primarily included: costs associated with the exit from the Medicare claim fee for service business; costs incurred in terminating contractual obligations related to the purchase and development of an HMO system platform which existed prior to the Company's acquisition of U.S. Healthcare and incremental costs to be incurred in connection with the shutdown of service centers.

In addition, Aetna U.S. Healthcare recorded a charge in 1996 of $30 million pretax, not related to the U.S. Healthcare merger, for actions taken or expected to be taken to reduce information technology costs. The severance portion of this charge included a plan to eliminate 675 positions. By year end 1996, a large portion of these actions were completed.

Aetna Retirement Services recorded a $49 million pretax charge related to actions taken or expected to be taken to improve its cost structure relative to its competitors. This included the consolidation of certain field office locations into other field office locations within the same geographic area and the consolidation of work space due to downsizing of operations in certain locations. The severance portion of the charge was based on a plan to eliminate 723 positions (primarily customer service, sales and information technology support staff). The asset disposal portion of this charge related to the write-off of personal computers of the terminated employees. The vacated leases portion of the charge related to the closing of the field offices while the "other" portion of this charge related to buy-out costs incurred in connection with the termination of certain sales agent contracts.

In connection with the sale of the Company's property-casualty operations, the Company vacated the CityPlace office in Hartford and the purchaser subleased the space at market rates for a period of eight years. The Company recorded a charge of $292 million pretax representing the present value of the difference between the rent required to be paid by the Company under the lease and the future rentals expected to be received by the Company. The Company also recorded a charge of $71 million pretax for actions taken or expected to be taken to reduce the level of corporate expenses and other costs previously absorbed by the property-casualty operations. The severance portion of this charge included the planned elimination of 475 positions. The asset disposal and vacated leases portion of this charge included the exit of four corporate facilities as well as the disposal of related computer hardware, telecommunications equipment and personal computers. The "other" portion of the charge related to costs to eliminate certain processing functions in the investment operations area resulting from the Company's sale of its property-casualty operations.

Certain aspects of the Company's original plan were refined, resulting in the reallocation of accruals between restructuring categories, although the overall reserve remained the same. Refinements in 1996 and 1998 were not significant. The following table summarizes the 1996 severance and facilities charges and activity through December 31, 1998 (pretax):

                                                            Asset       Vacated
(Millions)                               Severance      Disposals        Leases          Other      CityPlace (1)     Total
----------------------------------------------------------------------------------------------------------------------------
1996 Charges                               $ 349.2        $ 104.4       $  87.4        $  31.5       $  292.2       $ 864.7
  1996 Actions                               (84.6)         (25.4)        (17.4)          (6.9)          (5.2)       (139.5)
  1996 Refinement                             (1.3)             -             -            1.3              -             -
----------------------------------------------------------------------------------------------------------------------------
Reserve Balance at December 31, 1996         263.3           79.0          70.0           25.9          287.0         725.2
  1997 Actions                              (120.8)         (91.4)        (25.1)         (36.9)           (.6)       (274.8)
  1997 Reduction                             (45.0)             -             -              -              -         (45.0)
  1997 Refinement                            (57.0)          33.4          (3.4)          27.0              -             -
----------------------------------------------------------------------------------------------------------------------------
Reserve Balance at December 31, 1997          40.5           21.0          41.5           16.0          286.4         405.4
  1998 Actions                               (45.8)         (19.4)        (37.6)         (12.8)           1.1        (114.5)
  1998 Addition                                4.0              -             -              -              -           4.0
  1998 Reduction                              (2.5)             -             -              -              -          (2.5)
  1998 Refinement                              8.7           (1.6)         (3.9)          (3.2)             -             -
----------------------------------------------------------------------------------------------------------------------------
Reserve Balance at December 31, 1998       $   4.9        $     -       $     -         $    -       $  287.5       $ 292.4
============================================================================================================================

(1) Refer to Note 23 for further discussion.

1996 Activity

During 1996, Aetna U.S. Healthcare closed three service centers, and consolidated and eliminated medical management activities at nine sites. Aetna U.S. Healthcare also closed 18 physician practice management offices. Pursuant to these actions, a total of 1,886 Aetna U.S. Healthcare positions were eliminated. During 1996, Aetna Retirement Services eliminated 199 positions and Corporate eliminated 336 positions.

1997 Activity

During 1997, Aetna U.S. Healthcare closed 10 service centers, and consolidated and eliminated medical management activities at 37 sites. Pursuant to these actions, a total of 2,503 Aetna U.S. Healthcare positions were eliminated. Aetna Retirement Services eliminated 163 positions and closed nine field offices during 1997. Also, Aetna Retirement Services wrote off the majority of personal computers of the terminated employees during 1997. Corporate eliminated 136 positions during 1997.

The Company's policy is to review the adequacy of the aggregate severance and facilities reserve on a quarterly basis. This review includes an assessment of the adequacy of the remaining reserve balance to complete the remaining activities planned at the end of each quarter. As a result of these quarterly reviews, the Company reduced the severance and facilities reserve for the Aetna U.S. Healthcare segment by $14 million in the first quarter of 1997 and $31 million in the second quarter of 1997. These reductions in the reserve (representing approximately 1,200 positions) were based on the Company's continued assessment of actual attrition which was higher as compared to attrition assumptions contemplated in the original plan.

The severance reserve was refined due to changes in business circumstances, including customer service levels. In order to ensure an appropriate level of service to Aetna U.S. Healthcare's customers and providers, the Company decided not to proceed with six previously planned site closings. This decision resulted in approximately 900 fewer job eliminations. In addition, the Company experienced continued higher attrition levels, principally in certain patient management and service center sites, resulting in an additional 700 fewer job eliminations than anticipated.

During the same time period, disposal estimates that were contemplated for certain information technology fixed assets (since they would not benefit future operations) were also refined in the Aetna U.S. Healthcare segment. These assets included personal computers, data center computer equipment for a data center that would cease operations and telecommunications equipment associated with planned service center consolidations. The need for the refined disposal estimates included the following: (i) lower expected values for some information technology assets contemplated in the reserve and more complete inventory information which resulted in additional asset disposals; (ii) increased information technology labor costs incurred in connection with the systems that were to be shutdown, including deactivating and dismantling the systems; and (iii) additional costs associated with the closure of a duplicate data center including labor costs to disconnect and dispose of information technology equipment. In addition, disposals were higher than contemplated in the original plan related to the exit of physician practice management offices for certain items such as leasehold improvements and other costs with no future economic benefit to the Company.

The refinement of the "other" reserve represented an increase in the costs associated with the shut down of service centers that were contemplated in the original plan primarily in the Aetna U.S. Healthcare segment. Such costs were primarily associated with labor costs of employees retained specifically to perform exit activities including inventorying and disposing of assets and coordinating site closure activities at service centers where operations had ceased. These exit activities also included higher costs for employee resources at field locations involved in the deactivation of claims systems.

1998 Activity

During 1998, Aetna U.S. Healthcare closed five service centers, and consolidated and eliminated medical management activities at two sites. Pursuant to these actions, a total of 1,000 Aetna U.S. Healthcare positions were eliminated. Aetna Retirement Services eliminated 116 positions and completed the buy-out of the sales agents contracts. Corporate eliminated 28 positions during 1998.

The 1998 addition to the severance and facilities reserve relates to anticipated severance actions as a result of the sale of the domestic individual life business, which included approximately 55 positions to be eliminated. These severance actions are expected to be substantially complete by March 31, 1999. The severance reserve relating to the Aetna Retirement Services segment was reduced in 1998 upon substantial completion of the original plan and actions.

11.  DISCONTINUED PRODUCTS

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and the reserve is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent future losses are less than anticipated. The current reserve reflects management's best estimate of anticipated future losses.

The factors contributing to changes in the reserve for anticipated future losses are: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain will occur on some contracts if an annuitant retires later than expected (a loss if an annuitant retires earlier than expected).

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At December 31, 1998, the receivable from continuing products, net of related deferred taxes payable of $55 million on the accrued interest income, was $493 million. At December 31, 1997, the receivable from continuing products, net of the related deferred taxes payable of $43 million on the accrued interest income was $515 million. This amount is eliminated in consolidation.

Results of discontinued products were as follows (pretax):

                                                                               Charged (Credited)
                                                                                  to Reserve for
(Millions)                                                         Results         Future Losses            Net(1)
---------------------------------------------------------------------------------------------------------------
1998
Net investment income                                             $  530.9            $      -           $530.9
Net realized capital gains                                           116.6              (116.6)               -
Interest earned on receivable from continuing products                34.4                   -             34.4
Other income                                                          28.5                   -             28.5
---------------------------------------------------------------------------------------------------------------
 Total revenue                                                       710.4              (116.6)           593.8
---------------------------------------------------------------------------------------------------------------
Current and future benefits                                          565.8                13.8            579.6
Operating expenses                                                    14.2                   -             14.2
---------------------------------------------------------------------------------------------------------------
 Total benefits and expenses                                         580.0                13.8            593.8
---------------------------------------------------------------------------------------------------------------
Results of discontinued products                                  $  130.4            $ (130.4)          $    -
===============================================================================================================
1997
Net investment income                                             $  675.5            $      -           $675.5
Net realized capital gains (2)                                       269.9              (269.9)               -
Interest earned on receivable from continuing products                33.1                   -             33.1
Other income                                                          25.3                   -             25.3
---------------------------------------------------------------------------------------------------------------
 Total revenue                                                     1,003.8              (269.9)           733.9
---------------------------------------------------------------------------------------------------------------
Current and future benefits                                          652.3                67.5            719.8
Operating expenses                                                    14.1                   -             14.1
---------------------------------------------------------------------------------------------------------------
 Total benefits and expenses                                         666.4                67.5            733.9
---------------------------------------------------------------------------------------------------------------
Results of discontinued products                                  $  337.4             $(337.4)          $    -
===============================================================================================================
1996
Net investment income                                             $  818.3             $     -           $818.3
Net realized capital gains                                           121.8              (121.8)               -
Interest earned on receivable from continuing products                45.7                   -             45.7
Change in accounting policy - FAS No. 121                              8.3                   -              8.3
Other income                                                          31.5                   -             31.5
---------------------------------------------------------------------------------------------------------------
  Total revenue                                                    1,025.6              (121.8)           903.8
---------------------------------------------------------------------------------------------------------------
Current and future benefits                                          777.8               108.5            886.3
Operating expenses                                                    17.5                   -             17.5
---------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                        795.3               108.5            903.8
---------------------------------------------------------------------------------------------------------------
Results of discontinued products                                  $  230.3             $(230.3)          $    -
===============================================================================================================

(1) Amounts are reflected in the 1998, 1997 and 1996 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which is eliminated in consolidation.

(2) Includes net realized capital gains of $154.4 million (pretax) related to continued favorable developments in real estate markets (including gains of $37.4 million (pretax) related to the securitization of commercial mortgage loans), as well as $57.4 million (pretax) resulting from the sale of investments in order to meet liquidity needs.

Net realized capital gains from the sale of bonds supporting discontinued products were $81 million, $56 million and $12 million (pretax) for 1998, 1997 and 1996, respectively.

Assets and liabilities supporting discontinued products at December 31 were as follows: (1)

(Millions)                                                                              1998           1997
------------------------------------------------------------------------------------------------------------
Debt securities available for sale                                                  $5,890.5       $6,471.4
Mortgage loans                                                                         754.2          976.9
Real estate                                                                            104.2          116.9
Short-term and other investments                                                       350.7          371.3
------------------------------------------------------------------------------------------------------------
Total investments                                                                    7,099.6        7,936.5
Short-term investments under securities loan agreement                                 143.9              -
Current and deferred income taxes                                                      187.5          165.6
Receivable from continuing products (2)                                                548.0          557.8
------------------------------------------------------------------------------------------------------------
Total assets                                                                        $7,979.0       $8,659.9
============================================================================================================
Future policy benefits                                                              $4,653.5       $4,763.0
Policyholders' funds left with the Company                                           1,546.0        2,321.4
Reserve for anticipated future losses on discontinued products                       1,214.1        1,151.7
Payables under securities loan agreement                                               143.9              -
Other                                                                                  421.5          423.8
============================================================================================================
Total liabilities                                                                   $7,979.0       $8,659.9
============================================================================================================

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

The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates and the cost of asset management and customer service. There have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

The projection of future investment results considers assumptions for interest rates, bond discount rates and performance of mortgage loans and real estate. Mortgage loan assumptions represent management's best estimate of current and future levels of rent growth, vacancy and expenses based upon market conditions at each reporting date. The performance of real estate assets has been consistently estimated using the most recent forecasts available. During 1997, a bond default assumption was included to reflect historical default experience, since the bond portfolio increased as a percentage of the overall investment portfolio and reflected more bond credit risk, concurrent with the decline in the commercial mortgage loan and real estate portfolios.

The previous years' actual participant withdrawal experience is used for the current year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the "Society"). In 1995, the Society published the 1994 Uninsured Pensioner's mortality table which has been used since then.

The Company's assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liability run-off.

The activity in the reserve for anticipated future losses on discontinued products was as follows (pretax):

 (Millions)
---------------------------------------------------------------------
Reserve at December 31, 1995                                $  958.8
Operating income                                                92.9
Net realized capital gains                                     121.8
Mortality and other                                             15.6
Reserve reduction                                             (202.3)
---------------------------------------------------------------------
Reserve at December 31, 1996                                   986.8
Operating income                                                58.7
Net realized capital gains                                     269.9
Mortality and other                                              8.8
Reserve reduction                                             (172.5)
---------------------------------------------------------------------
Reserve at December 31, 1997                                 1,151.7
Operating loss                                                  (6.6)
Net realized capital gains                                     116.6
Mortality and other                                             20.4
Reserve reduction                                              (68.0)
---------------------------------------------------------------------
Reserve at December 31, 1998                                $1,214.1
=====================================================================

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, primarily due to favorable investment performance, $44 million ($68 million pretax) of the reserve was released in 1998. Similar reviews resulted in the Company's release of $108 million ($173 million pretax) in 1997 and $132 million ($202 million pretax) in 1996 of the reserve due to continued favorable developments in real estate markets. The current reserve reflects management's best estimate of anticipated future losses.

The anticipated run-off of the December 31, 1998 reserve balance is as follows:

(Millions)
-----------------------------------------------------------------------
1999                                                              $29.9
2000                                                               30.6
2001                                                               31.1
2002                                                               31.7
2003 - 2007                                                       172.9
2008 - 2012                                                       193.1
2013 - 2017                                                       189.2
Thereafter                                                        535.6
-----------------------------------------------------------------------

The above assumes that assets are held until maturity and that the reserve run-off is proportional to the liability run-off.

The expected (as of December 31, 1993) and actual liability balances for the GIC and SPA liabilities at December 31, are as follows:

                                               Expected                               Actual
                                         ----------------------                ----------------------
(Millions)                                   GIC           SPA                      GIC           SPA
-----------------------------------------------------------------------------------------------------
1996                                    $4,642.0      $4,786.7                 $3,288.7      $4,793.7
1997                                     3,173.9       4,685.8                  2,321.4       4,763.0
1998                                     2,029.6       4,581.3                  1,546.0       4,653.5
-----------------------------------------------------------------------------------------------------

The GIC balances are lower than expected in each period as several contractholders redeemed their contracts prior to contract maturity. The SPA balances in each period are higher because of additional amounts received under existing contracts.

12.  INCOME TAXES

Income taxes (benefits) for continuing operations consist of the following:


(Millions)                                                        1998             1997              1996
----------------------------------------------------------------------------------------------------------
Current taxes:
  Federal                                                      $ 601.7           $407.1           $ 231.9
  State                                                           39.9             34.6              15.6
  Foreign                                                         21.0             25.1              10.4
----------------------------------------------------------------------------------------------------------
                                                                 662.6            466.8             257.9
----------------------------------------------------------------------------------------------------------
Deferred taxes (benefits):
  Federal                                                       (111.4)           141.2            (139.9)
  State                                                            (.2)             4.4               2.4
  Foreign                                                          9.2             (2.3)             13.2
----------------------------------------------------------------------------------------------------------
                                                                (102.4)           143.3            (124.3)
----------------------------------------------------------------------------------------------------------
Total                                                          $ 560.2           $610.1           $ 133.6
==========================================================================================================

Income taxes were different from the amount computed by applying the federal income tax rate to income from continuing operations before income taxes as follows:

(Millions)                                                       1998             1997                1996
-----------------------------------------------------------------------------------------------------------
Income from U.S. operations                                  $1,196.4         $1,261.8              $155.9
Income from non-U.S. operations                                 211.9            249.4               182.8
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                    1,408.3          1,511.2               338.7
Tax rate                                                           35%              35%                 35%
-----------------------------------------------------------------------------------------------------------
Application of the tax rate                                     492.9            528.9               118.5
Tax effect of:
   Tax-exempt interest                                           (4.1)            (2.6)               (4.4)
   Foreign operations                                           (11.4)           (18.3)               (4.9)
   Excludable dividends                                         (11.7)           (10.1)              (10.5)
   Goodwill amortization                                         67.8             66.5                30.7
   State income taxes                                            25.9             25.4                11.7
   Other, net                                                      .8             20.3                (7.5)
-----------------------------------------------------------------------------------------------------------
Income taxes                                                  $ 560.2         $  610.1              $133.6
-----------------------------------------------------------------------------------------------------------

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                                                    As Restated
(Millions)                                                                                 1998           1997
---------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Insurance reserves                                                                  $  360.6       $  325.4
   Reserve for anticipated future losses on discontinued products                         407.0          392.3
   Reserve for severance and facilities charges                                           126.7          167.4
   Impairment reserves                                                                     32.8           38.0
   Other postretirement benefits                                                          188.5          191.3
   Net operating loss carryforward                                                         25.3           27.7
   Deferred compensation and other                                                        106.0           64.3
   Other                                                                                   10.8           24.1
---------------------------------------------------------------------------------------------------------------
Total gross assets                                                                      1,257.7        1,230.5
Less:  valuation allowance                                                                 21.4           20.2
---------------------------------------------------------------------------------------------------------------
Assets, net of valuation allowance                                                      1,236.3        1,210.3
---------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Deferred policy acquisition costs                                                      542.3          651.5
   Acquired intangibles other than goodwill                                               382.2          432.8
   Accumulated other comprehensive income                                                  91.6          132.2
   Market discount                                                                         54.4           56.3
   Other                                                                                  119.2          160.8
---------------------------------------------------------------------------------------------------------------
Total gross liabilities                                                                 1,189.7        1,433.6
---------------------------------------------------------------------------------------------------------------
Net deferred tax asset (liability)                                                     $   46.6       $ (223.3)
===============================================================================================================

Valuation allowances are provided when it is considered unlikely that deferred tax assets will be realized. The valuation allowance relates to future tax benefits on certain purchased domestic and foreign net operating losses.

Management believes that it is more likely than not that the Company will realize the benefit of the net deferred tax asset of $53 million. The Company expects sufficient taxable income in the future to realize the net deferred tax asset because of the Company's long-term history of having taxable income, which is projected to continue.

The Company has not recognized U.S. deferred taxes related to an estimated cumulative amount of undistributed earnings of approximately $467 million on its foreign corporations because the Company does not expect to repatriate these earnings. A U.S. deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through a receipt of dividends or a sale of the investment.

The "Policyholders' Surplus Account," which arose under prior tax law, is generally that portion of a life insurance company's statutory income that has not been subject to taxation. As of December 31, 1983, no further additions could be made to the Policyholders' Surplus Account for tax return purposes under the Deficit Reduction Act of 1984. The balance in such account was $935 million at December 31, 1998, adjusted for Internal Revenue Service (the "Service") audits finalized to date. This amount would be taxed only under certain conditions. No income taxes have been provided on this amount, since management believes under current tax law the conditions under which such taxes would become payable are remote.

The Service has completed its examination of the consolidated federal income tax returns of Aetna Services and affiliated companies through 1990 and U.S. Healthcare through 1994. Discussions are being held with the Service with respect to proposed adjustments. Management believes there are adequate defenses against, or sufficient reserves to provide for, any such adjustments. The Service is continuing its examination for the years 1991 through 1994 for Aetna Services.

The Company paid net income taxes of $553 million, $378 million and $249 million in 1998, 1997 and 1996, respectively.

13.  BENEFIT PLANS

The Company has noncontributory defined benefit pension plans covering substantially all Aetna Services employees and certain agents. The plan provides pension benefits based on years of service and average annual compensation (measured over 60 consecutive months of highest earnings in a 120 month period). Contributions are determined by using the Projected Unit Credit Method and, for qualified plans subject to ERISA requirements, are limited to amounts that are tax deductible.

Plans assets, primarily investments in domestic equities and fixed-income instruments, are held in trust, and benefit payments are administered by Aetna Life Insurance Company and affiliates. Approximately 7% of the plan assets at December 31, 1998 are held in the general account of Aetna Life Insurance Company.

Components of the net periodic benefit cost in continuing operations were as follows:

(Millions)                                                                1998            1997             1996
-----------------------------------------------------------------------------------------------------------------
Actual return on plan assets                                          $   70.2         $ 731.4          $ 373.1
Service cost                                                             (76.0)          (74.9)           (77.7)
Interest cost                                                           (239.0)         (231.4)          (217.0)
Net amortization and deferral                                            255.6          (476.1)          (128.8)
-----------------------------------------------------------------------------------------------------------------
Net periodic benefit income (cost) (1)                                $   10.8         $ (51.0)         $ (50.4)
=================================================================================================================

(1) A curtailment loss of $95.6 million (pretax) is included in the gain on the sale of Discontinued Operations in 1996.

As of the measurement date (September 30), the status of the defined benefit pension plans was as follows:

(Millions)                                                                                  1998           1997
----------------------------------------------------------------------------------------------------------------
Projected benefit obligation, beginning of year                                         $3,273.7       $3,149.8
Service cost                                                                                76.0           74.9
Interest cost                                                                              239.0          231.4
Actuarial loss (gain)                                                                      254.6          (33.3)
Benefits paid                                                                             (171.1)        (149.1)
----------------------------------------------------------------------------------------------------------------
Projected benefit obligation, end of year                                               $3,672.2       $3,273.7
----------------------------------------------------------------------------------------------------------------

Fair value of plan assets, beginning of year                                            $3,587.5       $2,932.3
Actual return on plan assets                                                                70.2          731.4
Employer contribution                                                                       79.7           72.9
Benefits paid                                                                             (171.1)        (149.1)
----------------------------------------------------------------------------------------------------------------
Fair value of plan assets, end of year                                                  $3,566.3       $3,587.5
----------------------------------------------------------------------------------------------------------------

Fair value of plan assets in excess of (less than) projected benefit obligation        $  (105.9)      $  313.8
Unrecognized net loss (gain)                                                                97.9         (413.0)
Unrecognized prior service cost/other                                                        3.7            (.1)
Unrecognized net asset at date of adoption of FAS No. 87                                     (.2)           4.7
----------------------------------------------------------------------------------------------------------------
Accrued pension cost                                                                   $    (4.5)      $  (94.6)
================================================================================================================

Weighted average discount rate                                                               7.0%           7.5%
Expected return on plan assets                                                               9.0%           9.0%
Rate of compensation increase                                                                4.0%           4.5%
----------------------------------------------------------------------------------------------------------------

The defined benefit plans included above with benefit obligations in excess of assets (unfunded plans) had projected benefit obligations of $206 million and $176 million for 1998 and 1997, respectively. The 1998 and 1997 accumulated benefit obligations for these plans were $173 million and $148 million, respectively.

The Company also has a defined contribution pension plan which covers substantially all of its former U.S. Healthcare employees, subject to certain age and service requirements. The Company's contribution for each eligible employee is a percentage of the employee's compensation, as defined. Pretax charges for this defined contribution pension plan were $16 million in 1998 and 1997 and $7 million for the period from July 19, 1996 through December 31, 1996.

In addition to providing pension benefits, the Company currently provides certain health care and life insurance benefits for retired employees of Aetna Services. A comprehensive medical and dental plan is offered to all full-time employees retiring at age 50 with 15 years of service or at age 65 with 10 years of service. There is a cap on the portion of the cost paid by the Company relating to medical and dental benefits. Retirees are generally required to contribute to the plans based on their years of service with the Company. The plan assets are held in trust and administered by Aetna Life Insurance Company.

Components of the net periodic postretirement benefit cost in continuing operations were as follows:

(Millions)                                                          1998        1997       1996
------------------------------------------------------------------------------------------------
Actual return on plan assets                                     $   2.6      $  2.4     $  1.4
Service cost                                                        (5.7)       (5.9)      (7.3)
Interest cost                                                      (30.7)      (30.2)     (34.7)
Net amortization                                                    24.1        24.9       26.4
================================================================================================
Net periodic benefit cost (1)                                    $  (9.7)     $ (8.8)    $(14.2)
================================================================================================

(1) A curtailment gain of $77.4 million (pretax) is included in the gain on the sale of Discontinued Operations in 1996.

As of the measurement date (September 30), the status of the postretirement benefit plans (other than pensions) was as follows:

(Millions)                                                                    1998          1997
-------------------------------------------------------------------------------------------------
Accumulated benefit obligation, beginning of year                           $426.5        $417.2
Service cost                                                                   5.7           5.9
Interest cost                                                                 30.7          30.2
Actuarial loss                                                                36.4            .8
Benefits paid                                                                (35.2)        (27.6)
-------------------------------------------------------------------------------------------------
Accumulated benefit obligation, end of year                                 $464.1        $426.5
-------------------------------------------------------------------------------------------------

Fair value of plan assets, beginning of year                               $  55.7       $  54.0
Actual return on plan assets                                                   2.6           2.4
Employer contribution                                                         33.9          26.9
Benefits paid                                                                (35.2)        (27.6)
-------------------------------------------------------------------------------------------------
Fair value of plan assets, end of year                                     $  57.0       $  55.7
-------------------------------------------------------------------------------------------------

Accumulated benefit obligation in excess of fair value of plan assets       $407.1        $370.8
Unrecognized net gain                                                         39.3          78.8
Prior service cost                                                            57.2          78.5
-------------------------------------------------------------------------------------------------
Accrued postretirement benefit costs                                        $503.6        $528.1
-------------------------------------------------------------------------------------------------

Weighted average discount rate                                                 7.0%          7.5%
Expected return on plan assets                                                 7.0%          7.0%
-------------------------------------------------------------------------------------------------

The health care cost trend rate for the 1998 valuation decreased gradually from 8.5% for 1999 to 5.5% by the year 2005. For the 1997 valuation, the rates decreased gradually from 9.0% for 1998 to 5.5% by the year 2005. A one-percentage-point change (increase or decrease) in assumed health care cost trend rates would have the following effects:

(Millions)                                                         Increase       Decrease
------------------------------------------------------------------------------------------
Effect on total of service and interest cost components              $ 1.6        $  (1.3)
Effect on postretirement benefit obligation                          $21.8        $ (18.4)
------------------------------------------------------------------------------------------

It is the Company's practice to fund amounts for postretirement life insurance benefits to the extent the contribution is deductible for federal income taxes. The plan assets are held in trust and administered by Aetna Life Insurance Company. The assets are in the general account of Aetna Life Insurance Company, and the expected rate of return on the plan assets was 7% for 1998, 1997 and 1996.

The Company's retiree health benefit plan for former U.S. Healthcare employees is a defined contribution plan which covers substantially all such employees, subject to certain age and service requirements. Contributions are at the Company's sole discretion. Accumulated contributions and interest thereon are used to fund all or a portion of the premiums for health care benefit coverage for eligible retired employees and their eligible spouses. When funds are exhausted, the Company has no obligation to make any further contributions or payments. No contributions have been made to this retiree health benefit plan since July 19, 1996.

Effective January 1, 1999, the Company terminated the defined contribution pension plan related to former U.S. Healthcare employees and provided for eligibility for those employees in its noncontributory defined pension and postretirement benefit plans, as well as extended eligibility to employees of the acquired NYLCare health business in such plans.

Also, effective January 1, 1999, the Company changed the formula for providing pension benefits from the existing final average pay formula to a cash balance formula, which will credit employees annually with an amount equal to a percentage of eligible pay based on age and years of service as well as an interest credit based on individual account balances. The formula also provides for a transition period until December 31, 2006, which allows certain employees to receive vested benefits at the higher of the final average pay or cash balance formula. The changing of this formula will not have a material effect on the Company's results of operations, liquidity or financial condition.

Incentive Savings Plans - Substantially all Aetna Services employees are eligible to participate in a savings plan under which designated contributions, which may be invested in common stock of Aetna Inc. or certain other investments, are matched, up to 5% of compensation, by the Company. The U.S. Healthcare savings plan provides for a match of up to 2% of compensation in common stock of Aetna Inc. Effective January 1, 1999, contributions to this plan ceased and such employees became eligible to participate in the Company's incentive savings plan. Pretax charges to operations (including continuing and Discontinued Operations in 1996) for the incentive savings plans were $42 million, $39 million and $50 million for 1998, 1997 and 1996, respectively. Plan trustees held 3,795,808 shares, 4,177,786 shares and 4,514,258 shares of the Company's common stock for plan participants at the end of 1998, 1997 and 1996, respectively.

Stock Incentive Plans - The Company's Stock Incentive Plans (the "Plans") provides for stock options (see "Stock Options" below), deferred contingent common stock or equivalent cash awards (see "Incentive Units" below) or restricted stock to employees. The maximum number of shares of common stock initially issuable under the Plans is 23,270,000. At December 31, 1998, 13,936,244 shares were available for grant under the Plans.

The compensation expense charged to operations related to the Incentive Units was $20 million, $22 million, and $27 million, pretax, for 1998, 1997 and 1996, respectively. The Company does not recognize compensation expense for stock options granted at or above the market price on the date of grant under its stock incentive plans. FAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of pro forma net income as if the fair value method of valuing stock option grants were applied to such grants (disclosure alternative). The Company's net income and earnings per common share, on a pro forma basis, which may not be indicative of pro forma effects in future years, would have been as follows:

(Millions)                                                  1998            1997            1996
-------------------------------------------------------------------------------------------------
Net income:
   As reported                                            $ 848.1        $ 901.1         $ 651.0
   Pro forma                                              $ 820.7        $ 886.3         $ 643.1
Basic earnings per common share:
   As reported                                            $  5.50        $  5.67         $  4.77
   Pro forma                                              $  5.33        $  5.57         $  4.71
Diluted earnings per common share:
   As reported                                            $  5.41        $  5.60         $  4.72
   Pro forma                                              $  5.25        $  5.51         $  4.67
-------------------------------------------------------------------------------------------------

The fair value of the stock options included in the pro forma amounts shown above was estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

(Millions)                                                  1998            1997            1996
-------------------------------------------------------------------------------------------------
Dividend yield                                                1%              1%              2%
Expected volatility                                          30%             30%             26%
Risk-free interest rate                                       6%              7%              6%
Expected life                                            3 years         4 years         4 years
-------------------------------------------------------------------------------------------------

The weighted-average grant date fair values for options granted in 1998, 1997 and 1996 were $22.17, $29.17, and $17.00, respectively.

Stock Options - Executive, middle management and non-management employees may be granted options to purchase common stock of the Company at or above the market price on the date of grant. Options generally become 100% vested three years after the grant is made, with one-third of the options vesting each year. From time to time, the Company has issued options with different vesting provisions. Vested options may be exercised at any time during the 10 years after grant, except in certain circumstances generally related to employment termination or retirement.

At the end of the 10-year period, any unexercised options expire.

Stock option transactions for 1998, 1997 and 1996 were as follows:

                                                   1998                        1997                          1996
                                          -----------------------    --------------------------    --------------------------
                                            Weighted     Average         Weighted      Average         Weighted       Average
                                              Number    Exercise           Number     Exercise           Number      Exercise
                                           of Shares       Price        of Shares        Price        of Shares         Price
-----------------------------------------------------------------------------------------------------------------------------
Outstanding, beginning of year            5,267,294       $63.12        7,228,550      $58.99         4,883,661       $53.72
Granted                                   3,684,854       $86.18          385,025      $94.22         3,185,180       $70.78
Exchanged for U.S. Healthcare options
(1)                                               -       $   -                 -      $    -           800,610       $32.72
Exercised                                  (572,715)      $58.07       (1,821,113)     $51.94        (1,438,730)      $51.94
Expired or forfeited                       (468,665)      $80.50         (525,168)     $68.55          (202,171)      $62.02
-----------------------------------------------------------------------------------------------------------------------------
Outstanding, end of year                  7,910,768       $73.20        5,267,294      $63.12         7,228,550       $58.99
============================================================================================================================
Options exercisable at year end           4,020,928       $63.53        2,614,399      $54.90         2,749,017       $47.47
============================================================================================================================

(1) Effective with the merger, stock options of Aetna Inc. were substituted for that portion of options outstanding under the previous U.S. Healthcare plans that were not satisfied in cash in the merger.

The following is a summary of information regarding options outstanding and options exercisable at December 31, 1998:

                                                   Options Outstanding                      Options Exercisable
                                      ----------------------------------------------    ------------------------------
                                                         Weighted
                                                          Average         Weighted                            Weighted
                                                        Remaining          Average                             Average
                                          Number      Contractual         Exercise             Number         Exercise
       Range of Exercise Prices      Outstanding      Life (Years)           Price        Exercisable            Price
      ----------------------------------------------------------------------------------------------------------------
      $14.83  - $  38.72                 402,440            7               $34.31            402,440           $34.31
      $41.50  - $  46.75                 250,651            5               $44.95            250,651           $44.95
      $50.50  - $  57.00               1,194,014            6               $54.74          1,121,014           $54.60
      $61.63  - $  78.96               2,620,040            8               $70.68          1,587,163           $70.23
      $80.19  - $ 112.63               3,443,623           10               $88.11            659,660           $87.48
      ----------------------------------------------------------------------------------------------------------------
                                       7,910,768                                            4,020,928
      ================================================================================================================

Incentive Units - Executives may, from time to time, be granted incentive units, which are rights to receive common stock or an equivalent value in cash. Of the two cycles of incentive unit grants outstanding, each vests at the end of a four-year vesting period (currently 1998 and 2000), conditioned upon the employee's continued employment during that period and achievement of specified Company performance goals related to the Company's total return to shareholders over the four-year measurement period. The incentive units may vest within a range from 0% to 175% at the end of the four-year period based on the attainment of these performance goals. Interim measurements of compensation expense are made at each reporting period based on the Company's estimated periodic stock price and estimated forfeitures, over the four-year vesting period. Compensation expense is recognized over the four-year vesting period; no compensation expense is recognized at the date of grant. The incentive unit holders are not entitled to dividends during the vesting period.

Incentive unit transactions related to the 1996 Plan under which holders may be entitled to receive common stock, are as follows:

                                                                  Number of Incentive Units
                                                      ------------------------------------------------
                                                               1998           1997               1996
------------------------------------------------------------------------------------------------------
Outstanding, beginning of year                              575,145        368,217            564,920
Granted                                                      28,625        433,500              3,425
Vested                                                            -       (202,852)          (191,928)
Expired or forfeited                                        (11,950)       (23,720)            (8,200)
------------------------------------------------------------------------------------------------------
Outstanding, end of year                                    591,820        575,145            368,217
------------------------------------------------------------------------------------------------------

The weighted-average grant date fair values for incentive units granted in 1998, 1997 and 1996 were $80.64, $85.17 and $71.88, respectively.

14.  PARTICIPATING POLICYHOLDERS' INTERESTS

Under participating life insurance contracts issued by the Company, the policyholder is entitled to share in the earnings of such contracts. This business is accounted for in the Company's consolidated financial statements on a statutory basis, since any adjustments to policy acquisition costs and reserves on this business would have no effect on the Company's net income or shareholders' equity. Statutory premiums, assets and liabilities allocable to the participating policyholders were as follows:

(Millions)                                            1998 (1)          1997               1996
-----------------------------------------------------------------------------------------------
Premiums                                            $  44.4          $  63.8            $  48.4
Assets                                              $ 124.2          $ 733.5            $ 702.1
Liabilities                                         $  81.7          $ 640.3            $ 613.3
-----------------------------------------------------------------------------------------------

(1) The domestic individual life business was sold on October 1, 1998 (refer to Note 5 for further discussion).

15.  DEBT AND GUARANTEE OF DEBT SECURITIES

                                                                                      As Restated
(Millions)                                                                                   1998                1997
---------------------------------------------------------------------------------------------------------------------
Long-term debt:
 Domestic:
   Notes, 8.625% due 1998                                                                $      -           $   99.9
   Notes, 6.75% due 2001                                                                    299.8              299.7
   Notes, 6.375% due 2003                                                                   199.4              199.2
   Notes, 7.125% due 2006                                                                   348.0              347.8
   Debentures, 6.75% due 2013                                                               199.9              199.8
   Eurodollar Notes, 7.75% due 2016                                                          63.5               63.6
   Debentures, 8% due 2017 (1)                                                              140.0              170.0
   Note, 3% due 2009                                                                          1.6                5.6
   Debentures, 7.25% due 2023                                                               199.9              200.0
   Debentures, 7.625% due 2026                                                              446.1              446.0
   Debentures, 6.97% due 2036 (puttable at par in 2004)                                     300.0              300.0
 International:
   Mortgage Notes, 6.5%-11.875% due in varying amounts to 2006                               16.3               14.6
---------------------------------------------------------------------------------------------------------------------
Total                                                                                    $2,214.5           $2,346.2
---------------------------------------------------------------------------------------------------------------------

(1) Subject to various redemption options which began on January 15, 1997.

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348 million 9.5% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C., a wholly owned subsidiary of Aetna Services (refer to Note 16) (collectively, the "Aetna Services Debt"). Aggregate maturities of long-term debt and sinking fund requirements for 1999 through 2001 are $1 million, $1 million, $306 million, respectively, no maturities in 2002, $199 million in 2003 and $2,013 million, thereafter.

On November 18, 1998, Aetna Services issued $300 million of 5.66% Puttable Reset Securities ("PURS") due 2009. The PURS are structured such that, on November 29, 1999 (the "Reset Date") the remarketing agents may elect to remarket the PURS, whereby the annual interest rate on the securities will be reset to a specified base rate (10-year Treasury rate plus a defined spread). If the remarketing agents elect not to remarket the securities, Aetna Services will be required to repurchase the PURS in full on November 29, 1999, unless at least 10% of the holders elect to hold the PURS to maturity (subject to the interest reset described above). The PURS cannot be redeemed prior to the Reset Date. The Company received a premium for the remarketing component of the securities. The PURS are included in short-term debt on the Company's Consolidated Balance Sheets.

At December 31, 1998, $1.1 billion of short-term borrowings were outstanding. In addition, Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks that terminates in June 2001. Various interest rate options are available under the facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .2% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at December 31, 1998 is at an annual rate of .08%. The facility also supports Aetna Services' commercial paper borrowing program. As a guarantor to the credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding accumulated other comprehensive income, of at least $7.5 billion.

Total interest paid by the Company was $212 million, $239 million and $130 million in 1998, 1997 and 1996, respectively.

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services at December 31 and for the year then ended, is as follows (in millions):


Balance Sheets Information:                                                           As Restated
                                                                             ---------------------------
                                                                                  1998             1997
--------------------------------------------------------------------------------------------------------

Total investments (excluding Separate Accounts)                              $38,349.7        $41,047.8
--------------------------------------------------------------------------------------------------------
Total assets                                                                 $93,190.9        $85,138.9
--------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                  $38,566.9        $38,620.0
--------------------------------------------------------------------------------------------------------
Total liabilities                                                            $90,770.3        $82,160.2
--------------------------------------------------------------------------------------------------------
Total redeemable preferred stock                                             $   275.0        $   275.0
--------------------------------------------------------------------------------------------------------
Total shareholder's equity                                                   $ 2,145.6        $ 2,703.7
--------------------------------------------------------------------------------------------------------

Statements of Income Information:

Total revenue                                                                $10,616.9        $10,390.7
--------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                  $ 9,454.2        $ 8,885.5
--------------------------------------------------------------------------------------------------------
Income before income taxes                                                   $ 1,162.7        $ 1,505.2
--------------------------------------------------------------------------------------------------------
Net income                                                                   $   766.4        $   975.9
--------------------------------------------------------------------------------------------------------


16. AETNA-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY LIMITED LIABILITY COMPANY HOLDING PRIMARILY DEBENTURES GUARANTEED BY AETNA

On November 22, 1994, Aetna Capital L.L.C. ("ACLLC"), a wholly owned subsidiary of Aetna Services, issued $275 million (11,000,000 shares) of 9.5% Cumulative Monthly Income Preferred Securities, Series A. The securities are redeemable, at the option of ACLLC with Aetna Services' consent, in whole or in part, from time to time, on or after November 30, 1999, or at any time under certain limited circumstances related to tax events, at a redemption price of $25 per security plus accumulated and unpaid dividends to the redemption date. The securities are scheduled to become due and payable in 2024. The maturity date may be changed under certain circumstances.

ACLLC loaned the proceeds from the preferred stock issuance and the common capital contributions to Aetna Services. In return, Aetna Services issued to ACLLC approximately $348 million principal amount of 9.5% Subordinated Debentures due in 2024, which are fully and unconditionally guaranteed by Aetna Inc. on a subordinated basis. (Refer to Note 15.) These Subordinated Debentures represent substantially all of the assets of ACLLC. Interest on these debentures is payable monthly, and under certain circumstances, principal may be due prior to or later than the original maturity date. This loan is eliminated in the Consolidated Balance Sheets. The interest and other payment dates on the debentures correspond to the distribution and other payment dates on the preferred and common securities of ACLLC. Aetna Inc.'s obligations under the debentures and related agreements, taken together, constitute a full and unconditional guarantee of payments due on the preferred securities of ACLLC.

17.  CAPITAL STOCK

In addition to the capital stock disclosed on the Consolidated Balance Sheets, Aetna Inc. has the following authorized capital stock: 15,000,000 shares of Class A Voting Preferred Stock, $.01 par value per share; 15,000,000 shares of Class B Voting Preferred Stock, $.01 par value per share; and 15,000,000 shares of Class D Non-Voting Preferred Stock, par value $.01 per share. At December 31, 1998 and 1997, 12,424,092 and 12,585,929 common shares, respectively, were reserved for issuance under Aetna Inc.'s stock option plans.

Each share of Class C Stock is mandatorily convertible into one share of common stock on July 19, 2000. Dividends accrue on a daily basis at an annual rate of $4.7578 per share and are payable upon declaration by Aetna Inc.'s Board of Directors (the "Board"). Aetna Inc. may, at its option, redeem the Class C Stock during the period July 19, 1999 to July 18, 2000 for shares of Aetna Inc. common stock based on specified formulas. The number of shares of common stock to be issued for each share of Class C Stock pursuant to an optional redemption will be based on a ratio, calculated as the greater of: (a) $76.125 (plus any accrued but unpaid dividends) divided by the then current market price of the common stock determined two trading days prior to the notice date of the intent to redeem; or (b) .8197 of a share of common stock. Each share of Class C Stock is also convertible, prior to the mandatory redemption date in whole or part, at the option of the holder, into .8197 of a share of common stock.

Pursuant to Aetna Inc.'s Rights Agreement, one share purchase right (a "Right") is attached to each share of outstanding common stock and common stock subsequently issued, prior to the time at which the Rights become exercisable, expire or are redeemed.

The Rights trade with the common stock until they become exercisable. The Rights become exercisable 10 days after: (i) a public announcement that a person or group ("person") has acquired 15% or more of the outstanding shares of common stock or 10% or more of the outstanding shares of common stock if such person is declared by the Board to be an "adverse person" (a "triggering acquisition"); or (ii) a person commences a tender offer or exchange offer, the consummation of which could result in such person owning 15% or more of the common stock; or (iii), in either event, such later date as the Board may determine.

Upon becoming exercisable, each Right will entitle the holder thereof (the "Holder") to purchase one one-hundredth of a share of Aetna Inc.'s Class B Voting Preferred Stock, Series A (a "Fractional Preferred Share") at a price of $200 (the "Exercise Price"). Each Fractional Preferred Share has dividend, voting and liquidation rights designed to make it approximately equal in value to one share of common stock. Under certain circumstances, including a triggering acquisition, each Right (other than Rights that were or are owned by the acquirer, which are void) thereafter will entitle the Holder to purchase common stock (or economically equivalent securities, under certain circumstances) worth twice the Exercise Price. Under certain circumstances, including certain acquisitions of Aetna Inc. in a merger or sale of its assets, each Right thereafter will entitle the Holder to purchase equity securities of the acquirer at a 50% discount.

Under certain circumstances, Aetna Inc. may redeem all of the Rights at a price of $.01 per Right. The Rights will expire on November 7, 1999, unless earlier redeemed. The Rights have no dilutive effect on earnings per share until exercised.

 18.  DIVIDEND RESTRICTIONS AND SHAREHOLDERS' EQUITY

The Company's business operations are conducted through Aetna Services and Aetna U.S. Healthcare and their respective subsidiaries (which principally consist of HMOs and insurance companies). In addition to general state law restrictions on payments of dividends and other distributions to shareholders applicable to all corporations, HMOs and insurance companies are subject to further state regulations that, among other things, may require such companies to maintain certain levels of equity, and restrict the amount of dividends and other distributions that may be paid to their parent corporations. These regulations are not directly applicable to Aetna Services, Aetna U.S. Healthcare or Aetna Inc., as none is an HMO or insurance company. The additional regulations applicable to the Company's indirect HMO and insurance company subsidiaries are not expected to affect the ability of Aetna Inc. to pay dividends, or the ability of any of the Company's subsidiaries to service their outstanding debt or preferred stock obligations.

The amount of dividends that may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at December 31, 1998 without prior approval by state regulatory authorities is limited to approximately $501 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

The combined statutory net income for the years ended and statutory surplus as of December 31 for the domestic insurance and HMO subsidiaries of the Company, reflecting intercompany eliminations, were as follows:

(Millions)                                                          1998           1997
----------------------------------------------------------------------------------------
Statutory net income                                              $591.0        $ 759.5
Statutory surplus                                               $2,993.2        3,361.3
----------------------------------------------------------------------------------------

As of December 31, 1998, the Company does not utilize any statutory accounting practices which are not prescribed by state regulatory authorities that, individually or in the aggregate, materially affect statutory surplus.

19.  REINSURANCE

The Company utilizes reinsurance agreements to reduce its exposure to large losses in certain aspects of its insurance business. These reinsurance agreements permit recovery of a portion of losses from reinsurers, although it does not discharge the primary liability of the Company as direct insurer of the risks reinsured. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities or economic characteristics of its reinsurers.

Earned premiums for the  years ended December 31 were as follows:

                                                                                                                 Percentage
                                                                         Ceded to       Assumed                   of Amount
                                                               Gross        Other    from Other           Net       Assumed
(Millions)                                                    Amount    Companies     Companies        Amount        to Net
----------------------------------------------------------------------------------------------------------------------------
1998(1)
Life insurance                                             $ 2,486.7      $ 299.6       $  68.6     $ 2,255.7          3.0%
Accident and health insurance                               12,344.3         78.0         279.0      12,545.3          2.2%
Property-casualty insurance                                     75.3         38.9           1.9          38.3          5.0%
============================================================================================================================
         Total premiums                                    $14,906.3      $ 416.5       $ 349.5     $14,839.3          2.4%
============================================================================================================================
1997(1)
Life insurance                                             $ 2,209.5      $  88.2       $  29.5     $ 2,150.8           1.4%
Accident and health insurance                               10,441.5         62.6           5.5      10,384.4            .1%
Property-casualty insurance                                     82.5         30.9           5.4          57.0           9.5%
============================================================================================================================
         Total premiums                                    $12,733.5      $ 181.7       $  40.4     $12,592.2            .3%
============================================================================================================================
1996(1)
Life insurance                                             $ 2,285.5      $  85.6       $  42.8     $ 2,242.7            1.9%
Accident and health insurance                                7,073.2         62.1          23.5       7,034.6            .3%
Property-casualty insurance                                     95.1         50.1           3.8          48.8           7.8%
============================================================================================================================
         Total premiums                                    $ 9,453.8      $ 197.8       $  70.1      $9,326.1             .8%
============================================================================================================================

(1)   Excludes intercompany transactions.

There is not a material difference between premiums on a written basis versus an earned basis. Reinsurance recoveries were $3,371.3 million, $193.9 million and $178.5 million in 1998, 1997 and 1996, respectively. Net life insurance in force was $445.2 billion, $387.8 billion and $381.4 billion at December 31, 1998, 1997 and 1996, respectively.

20.  SEGMENT INFORMATION

Summarized financial information for the Company's principal operations was as follows:

                                          As Restated         Aetna                                                As Restated
                                            Aetna U.S.   Retirement         Aetna    Large Case     Corporate            Total
1998 (Millions)                             Healthcare     Services International      Pensions   and Other (1)        Company
------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers            $14,447.3     $   859.9     $ 1,716.7      $   141.2     $    1.3      $ 17,166.4
Net investment income                           537.2       1,024.5         363.3        1,152.5         16.9         3,094.4
Equity in earnings of subsidiaries                  -             -          96.5              -            -            96.5
==============================================================================================================================
Total revenue excluding realized
capital gains (losses)                      $14,984.5     $ 1,884.4     $ 2,176.5      $ 1,293.7     $   18.2      $ 20,357.3
==============================================================================================================================

Interest expense                            $       -     $       -     $    11.1      $       -     $  239.8      $    250.9
------------------------------------------------------------------------------------------------------------------------------
Amortization                                $   381.9     $   131.1     $   102.4      $       -     $      -      $    615.4
------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefits)                     $   368.0     $   132.3     $    55.9      $   102.5     $ (98.5)      $    560.2
------------------------------------------------------------------------------------------------------------------------------

Operating earnings (losses) (2)             $   407.1     $   258.0     $   165.7      $    89.7     $(245.9)      $    674.6
Other items (3)                                (64.3)          40.0         (7.5)           42.8       (11.4)            (.4)
Realized capital gains (losses), net
of tax                                           88.2           2.0        (22.2)           37.4         68.5           173.9
==============================================================================================================================
Net income (loss)                           $   431.0     $   300.0     $  136.0       $   169.9     $(188.8)      $    848.1
==============================================================================================================================

Segment assets (4)                          $18,600.8     $47,843.3     $8,017.4       $30,651.1     $   17.3      $105,129.9
------------------------------------------------------------------------------------------------------------------------------
Investment in equity subsidiaries           $       -     $       -     $  493.1       $       -     $      -      $    493.1
------------------------------------------------------------------------------------------------------------------------------
Expenditures for long-lived assets          $     9.6     $    10.4     $   42.5       $      .2     $      -      $     62.7
------------------------------------------------------------------------------------------------------------------------------

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings are net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3) Other items excluded from operating earnings include Year 2000 costs for all segments, an after-tax gain related to the sale of the domestic life insurance business of $64.0 million and a net after-tax severance and facilities charge of $1.0 million in the Aetna Retirement Services segment and an after-tax benefit of $44.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

(4) Large Case Pensions assets include $7.2 billion attributable to discontinued products.


                                                              Aetna
                                            Aetna U.S.   Retirement          Aetna    Large Case     Corporate           Total
1997 (Millions)                             Healthcare     Services  International      Pensions    and Other (1)      Company
------------------------------------------------------------------------------------------------------------------------------
Revenues from external customers            $12,308.5     $   750.2      $1,574.4   $      183.1   $     12.3   $   14,828.5
Net investment income                           451.2       1,114.7         332.9        1,408.7         18.5        3,326.0
Equity in earnings of subsidiaries                  -             -          51.5              -            -           51.5
------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized
capital gains (losses)                      $12,759.7     $ 1,864.9      $1,958.8   $    1,591.8   $     30.8   $   18,206.0
==============================================================================================================================

Interest expense                            $      .6     $      .5      $    7.8   $          -   $    226.9   $      235.8
------------------------------------------------------------------------------------------------------------------------------
Amortization                                $   383.2     $   111.4      $  102.9   $          -   $        -   $      597.5
------------------------------------------------------------------------------------------------------------------------------
Income taxes (benefits)                     $   391.0     $   115.1      $   54.1   $      153.6   $  (103.7)   $      610.1
------------------------------------------------------------------------------------------------------------------------------

Operating earnings (losses) (2)             $   354.6     $   232.9      $  128.7   $      105.0   $  (256.2)   $      565.0
Other items (3)                                  29.3            -              -          108.4            -          137.7
Realized capital gains, net of tax               69.9          24.2          13.7           20.8         69.8          198.4
==============================================================================================================================
Net income (loss)                           $   453.8     $   257.1      $  142.4   $      234.2   $  (186.4)   $      901.1
==============================================================================================================================

Segment assets (4)                          $15,938.5     $40,916.6      $6,521.5   $   32,325.2   $    298.8   $   96,000.6
------------------------------------------------------------------------------------------------------------------------------
Investment in equity subsidiaries           $       -     $       -      $  372.6   $          -   $        -   $      372.6
------------------------------------------------------------------------------------------------------------------------------
Expenditures for long-lived assets          $     9.5     $    11.2      $   43.4   $         .2   $        -   $       64.3
------------------------------------------------------------------------------------------------------------------------------

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings are net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3) Other items excluded from operating earnings include an after-tax benefit of $29.3 million from the reduction of the severance and facilities reserve in the Aetna U.S. Healthcare segment and a $108.4 million after-tax benefit from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment.

(4) Large Case Pensions assets include $7.9 billion of assets attributable to discontinued products.

                                                              Aetna
                                            Aetna U.S.   Retirement          Aetna    Large Case     Corporate         Total
1996 (Millions)                             Healthcare     Services  International      Pensions and Other (1)       Company
----------------------------------------------------------------------------------------------------------------------------
Revenues from external customers             $ 9,261.1     $   648.4     $1,290.3    $   295.5      $     5.6    $ 11,500.9
Net investment income                            414.6       1,086.7        317.4      1,649.2           80.5       3,548.4
Equity in earnings of subsidiaries                   -             -         16.8            -              -          16.8
----------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized
capital gains (losses)                       $ 9,675.7     $ 1,735.1     $1,624.5    $ 1,944.7      $    86.1    $ 15,066.1
============================================================================================================================

Interest expense                             $      .2     $       -     $    8.2    $       -      $   159.9    $    168.3
----------------------------------------------------------------------------------------------------------------------------
Amortization                                 $   181.3     $    74.4     $   76.9    $       -      $       -    $    332.6
----------------------------------------------------------------------------------------------------------------------------
Income taxes (benefits)                      $    66.8     $    79.3     $   62.0    $   137.3      $ (211.8)    $    133.6
----------------------------------------------------------------------------------------------------------------------------

Operating earnings (losses) (2)              $   341.3     $   200.2     $  105.5    $   106.1      $ (177.6)    $    575.5
Discontinued operations, net of tax                  -             -            -            -          445.9         445.9
Other items (3)                                 (320.5)       (31.8)            -        131.5        (235.5)       (456.3)
Realized capital gains, net of tax                37.9          17.8          4.4         20.8            5.0          85.9
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                            $    58.7     $   186.2     $  109.9    $   258.4      $    37.8    $    651.0
=============================================================================================================================

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings are net income (loss) excluding net realized capital gains and losses and any other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3) Other items excluded from operating earnings include an after-tax benefit of $131.5 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment and after-tax severance and facilities and other charges of $320.5 million in the Aetna U.S. Healthcare segment, $31.8 million in the Aetna Retirement Services segment and $235.5 million in the Corporate segment.

21.  GEOGRAPHIC INFORMATION

Selected financial information by country was as follows:

                                              As Restated                        As Restated
                                                  1998                               1997                          1996
                                       ---------------------------       ----------------------------      ------------
                                          Revenues                      Revenues from                          Revenues
                                     from External       Long-Lived          External      Long-Lived     from External
(Millions)                               Customers           Assets         Customers          Assets          Customers
-------------------------------------------------------------------------------------------------------------------------
United States                            $15,449.7          $  877.8        $13,254.1           $669.2        $10,210.6
Taiwan                                       780.1              86.9            697.1             79.2            525.5
Chile                                        349.0              57.0            322.0             56.5            273.5
Canada                                       306.5              15.1            273.1             20.9            237.0
Malaysia                                     165.8              47.8            215.8             31.1            218.6
New Zealand                                   48.5               5.4                -               -                -
Argentina                                     12.1               5.6              6.8              2.5              4.3
Other foreign countries                       54.7              16.3             59.6             15.7             31.4
-------------------------------------------------------------------------------------------------------------------------
Total                                    $17,166.4          $1,111.9        $14,828.5           $875.1        $11,500.9
=========================================================================================================================

22.   REVENUES FROM EXTERNAL CUSTOMERS BY PRODUCT

Revenues from external customers by product were as follows:

                                                         As Restated
(Millions)                                                      1998             1997             1996
--------------------------------------------------------------------------------------------------------
Health risk                                               $11,979.4        $  9,813.9       $  6,803.0
Group insurance and other health                            2,923.0           2,812.0          2,720.4
Individual life (1)                                         1,194.7           1,219.4          1,037.0
Financial services                                            761.3             608.0            497.2
Large case pensions                                           141.2             183.1            295.5
Other                                                         166.8             192.1            147.8
--------------------------------------------------------------------------------------------------------
Total revenue from external customers                     $17,166.4         $14,828.5        $11,500.9
========================================================================================================

(1) The domestic individual life business was sold on October 1, 1998 (refer to Note 5 for further discussion).

23.  COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

In January 1999, the Company acquired Asistencia Medica Social Argentina, Argentina's largest health maintenance organization, for approximately $100 million. The Company also announced the formation of a pension joint venture with Poland's sixth-largest bank. The Company's interest in the joint venture is not material.

LEASES

The Company has entered into operating leases for office space and certain computer and other equipment. Rental expenses for these items were $224 million, $192 million and $179 million for 1998, 1997 and 1996, respectively. The future net minimum payments under noncancelable leases for 1999 through 2003 are estimated to be $247 million, $183 million, $127 million, $106 million and $89 million, respectively, and $307 million thereafter.

In connection with the property-casualty sale, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represents the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. Lease payments are charged to this reserve as they are made and will continue to be charged to this reserve over the remaining lease term. At December 31, 1998, the balance in this facilities reserve was $288 million. Future payments under the lease, net of expected subrentals (which are to be applied against the reserve and are not included in the future net minimum payments above), are approximately $36 million in each of the next five years and $179 million attributable to the subsequent five years.

LITIGATION

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United State District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaints on July 31, 1998. On February 2, 1999, the Court dismissed the Complaints, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The litigation is still in the preliminary stages, and the Company is defending the actions vigorously.

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

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the financial statements of Aetna Inc., which have been prepared in accordance with generally accepted accounting principles. The financial statements are the product of a number of processes that include the gathering of financial data developed from the records of the Company's day-to-day business transactions. Informed judgments and estimates are used for those transactions not yet complete or for which the ultimate effects cannot be measured precisely. The Company emphasizes the selection and training of personnel who are qualified to perform these functions. In addition, Company personnel are subject to rigorous standards of ethical conduct that are widely communicated throughout the organization.

The Company's internal controls are designed to reasonably assure that Company assets are safeguarded from unauthorized use or disposition and that Company transactions are authorized, executed and recorded properly. Company personnel maintain and monitor these internal controls on an ongoing basis. In addition, the Company's internal auditors review and report upon the functioning of these controls with the right of full access to all Company personnel.

The Company engages KPMG LLP as independent auditors to audit its financial statements and express their opinion thereon. Their audits include reviews and tests of the Company's internal controls to the extent they believe necessary to determine and conduct the audit procedures that support their opinion. Members of that firm also have the right of full access to each member of management in conducting their audits. The report of KPMG LLP appears below.

Aetna's Board of Directors has an Audit Committee composed solely of independent directors. The Committee meets periodically with management, the internal auditors and KPMG LLP to oversee and monitor the work of each and to inquire of each as to their assessment of the performance of the others in their work relating to the Company's financial statements. Both the independent and internal auditors have, at all times, the right of full access to the Audit Committee, without management present, to discuss any matter they believe should be brought to the attention of the Committee.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Aetna Inc.:

We have audited the accompanying consolidated balance sheets of Aetna Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Aetna Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

                                                        /s/ KPMG LLP

Hartford, Connecticut
February 3, 1999, except as to
the fourth paragraph of Note 23,
which is as of February 22, 1999
and Note 2, which is as of
February 7, 2000

QUARTERLY DATA (UNAUDITED)

                                                                        First Quarter                     Second Quarter
                                                                   ------------------------         --------------------------
                                                                                       As                                   As
                                                                           As  Previously                 As        Previously
1998 (1)(2) (Millions, except per common share data)                 Restated    Reported           Restated          Reported
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                       $ 4,624.8     $4,633.5          $4,819.3         $ 4,828.1
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          $   264.2     $  279.2          $  417.8         $   432.8
Income taxes                                                            106.5        111.7             161.8             167.1
==============================================================================================================================
Net income                                                          $   157.7     $  167.5          $  256.0         $   265.7
==============================================================================================================================
Net income applicable to common shareholders                        $   143.8     $  153.6          $  242.1         $   251.8
==============================================================================================================================
Per Common Share Results: (3)
Net income
 Basic                                                              $     .99     $   1.05          $   1.67         $    1.74
 Diluted                                                                  .98         1.05              1.63              1.69
------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
 Dividends declared                                                 $     .20     $    .20          $    .20         $     .20
 Common stock prices, high                                              87.69        87.69             88.19             88.19
 Common stock prices, low                                               69.63        69.63             71.31             71.31
------------------------------------------------------------------------------------------------------------------------------

                                                                        Third Quarter                     Fourth Quarter
                                                                   ------------------------        ---------------------------
                                                                                       As                                  As
                                                                         As    Previously                 As       Previously
1998 (1)(2) (Millions, except per common share data)               Restated      Reported           Restated         Reported
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                       $5,430.5      $5,439.2          $5,754.5          $5,703.3
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          $  335.3      $  350.3          $  391.0          $  346.0
Income taxes                                                           132.7         137.9             159.2             143.5
==============================================================================================================================
Net income                                                          $  202.6      $  212.4          $  231.8          $  202.5
==============================================================================================================================
Net income applicable to common shareholders                        $  188.8      $  198.6          $  218.1          $  188.8
==============================================================================================================================
Per Common Share Results: (3)
Net income
 Basic                                                              $   1.32      $   1.38          $   1.53          $   1.33
 Diluted                                                                1.30          1.36              1.50              1.31
------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
 Dividends declared                                                 $    .20      $    .20          $    .20          $    .20
 Common stock prices, high                                             80.31         80.31             82.13             82.13
 Common stock prices, low                                              60.19         60.19             63.56             63.56
------------------------------------------------------------------------------------------------------------------------------

(1) Third quarter includes a benefit of $44.2 million after tax ($68.0 million pretax) from a reduction of the reserve for loss on discontinued products.

(2) Fourth quarter includes a gain related to the sale of the life business of $64 million after tax ($98.9 million pretax) and a net after-tax severance and facilities charge of $1 million.

(3) Calculation of the earnings per share is based on weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year.

1997 (1)(2)(3) (Millions, except per common share data)                 First       Second         Third           Fourth
------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                       $4,486.7       $ 4,628.3      $4,632.3        $ 4,792.9
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          $  487.9       $   370.1      $  211.2        $   442.0
Income taxes                                                           208.6           140.0          93.4            168.1
------------------------------------------------------------------------------------------------------------------------------
Net income                                                          $  279.3       $   230.1      $  117.8        $   273.9
==============================================================================================================================
Net income applicable to common shareholders                        $  265.4       $   216.2      $  104.0        $   260.0
==============================================================================================================================
Per Common Share Results: (4)
Net income
   Basic                                                            $   1.77       $    1.44      $    .70        $    1.76
   Diluted                                                              1.72            1.43           .69             1.71
------------------------------------------------------------------------------------------------------------------------------
Common Stock Data:
   Dividends declared                                               $    .20       $     .20      $    .20        $     .20
   Common stock prices, high                                           92.88          112.75        117.00            80.38
   Common stock prices, low                                            74.00           83.63         81.00            67.00
------------------------------------------------------------------------------------------------------------------------------

(1) First quarter includes a benefit of $108.4 million after tax ($172.5 million pretax) from a reduction of the reserve for loss on discontinued products.

(2) First and second quarters include after-tax reductions of the severance and facilities reserves of $9.1 million and $20.2 million, respectively.

(3) The third quarter includes an increase in the reserve for HMO medical claims of $103.0 million after tax ($161 million pretax), the majority of which relates to the first two quarters of 1997.

(4) Calculation of the earnings per share is based on weighted average shares outstanding during each quarter and, accordingly, the sum may not equal the total for the year.

2.  Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item
14. See Index to Financial Statement Schedules on page 117.

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

Aetna Inc. Rights Agreement, incorporated herein by reference to the Company's Form 8-K filed on July 26, 1996.

Indenture, dated as of October 15, 1986, between Aetna Services, Inc. (formerly Aetna Life and Casualty Company) and The First National Bank of Boston, Trustee, incorporated herein by reference to the Company's Form 10-K filed on February 26, 1999.

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

Incorporated herein by reference to Note 3 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A.

(12) Statement re: computation of ratios.

Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and Aetna Services for the years ended December 31, 1998, 1997 and 1996, incorporated herein by reference to the Company's Form 10-K filed on February 26, 1999.

Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 and Aetna Services for the years ended December 31, 1998, 1997 and 1996, incorporated herein by reference to the Company's Form 10-K filed on February 26, 1999.

(13) Annual Report to security holders.

None.

(21)  Subsidiaries of the registrant.

A listing of subsidiaries of Aetna Inc. is incorporated herein by reference to the Company's Form 10-K filed on February 26, 1999.

(23)  Consents of experts and counsel.

Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24) Powers of attorney, incorporated herein by reference to the Company's Form 10-K filed on February 26, 1999.

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

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                   AETNA INC.

                                                                                        Page
                                                                                        ----
Independent Auditors' Report                                                            118

I         Summary of Investments - Other than Investments in Affiliates as of
          December 31, 1998.                                                            119

II        Condensed Financial Information of the Registrant:

                Balance sheet of Aetna Inc. as of December 31, 1998 and 1997 and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and
                1996.                                                                   120


III       Supplementary Insurance Information as of and for the years ended
                December 31, 1998, 1997 and 1996.                                       126

V         Valuation and Qualifying Accounts and Reserves for the years ended
                December 31, 1998, 1997 and 1996.                                       129

Certain of the required information is shown in the Consolidated Financial Statements or Notes thereto in Item 14(a) of this Report on Form 10-K/A. Certain information has been omitted from the schedules filed because the information is not applicable.

Certain reclassifications have been made to the 1997 and 1996 financial information to conform to the 1998 presentation.

                          INDEPENDENT AUDITORS' REPORT

The Shareholders and Board of Directors
Aetna Inc.:

Under date of February 3, 1999, February 22, 1999 as to Note 23, and February
7, 2000 as to Note 2 we reported on the consolidated balance sheets of Aetna Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report on Form 10-K/A as amended on February 7, 2000. These consolidated financial statements and our report thereon are included herein in the annual report on Form 10-K/A for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying consolidated financial statements have been restated.

                                                        /s/ KPMG LLP

Hartford, Connecticut
February 3, 1999, and with respect
to the restatement February 7, 2000

                          AETNA INC. AND SUBSIDIARIES
                                   SCHEDULE I
         Summary of Investments - Other than Investments in Affiliates
                            As of December 31, 1998



                                                                                                                    As Restated
                                                                                                                         Amount
                                                                                                                       at which
                                                                          As Restated                              shown in the
(Millions)                                                                       Cost                Value*       balance sheet
----------------------------------------------------------------------------------------------------------------------------------
Debt securities:
  Bonds:
         U. S. government and government agencies and authorities        $    1,863.8            $   1,998.6      $      1,998.6
         States, municipalities and political subdivisions                      531.8                  550.1               550.1
     U.S. corporate securities:
         Utilities                                                            2,454.8                2,578.0             2,578.0
         Financial                                                            4,739.1                4,945.9             4,945.9
         Transportation/capital goods                                         2,313.7                2,501.9             2,501.9
         Health care/consumer products                                        2,495.2                2,656.3             2,656.3
         Natural resources                                                    1,494.3                1,550.7             1,550.7
         Other corporate securities                                           1,314.5                1,355.8             1,355.8
----------------------------------------------------------------------------------------------------------------------------------
               Total U.S. corporate securities                               14,811.6               15,588.6            15,588.6
----------------------------------------------------------------------------------------------------------------------------------
      Foreign:
         Government, including political subdivisions                         2,722.6                2,883.8             2,883.8
         Utilities                                                              589.8                  676.6               676.6
         Other                                                                2,802.2                2,868.0             2,868.0
----------------------------------------------------------------------------------------------------------------------------------
               Total foreign securities                                       6,114.6                6,428.4             6,428.4
----------------------------------------------------------------------------------------------------------------------------------
     Residential mortgage-backed securities:
         Pass-throughs                                                        2,248.8                2,322.7             2,322.7
         Collateralized mortgage obligations                                  1,929.2                2,041.2             2,041.2
----------------------------------------------------------------------------------------------------------------------------------
               Total residential mortgage-backed securities                   4,178.0                4,363.9             4,363.9
----------------------------------------------------------------------------------------------------------------------------------
     Commercial/Multifamily mortgage-backed securities                        2,121.8                2,123.2             2,123.2
     Other asset-backed securities                                              954.9                  971.0               971.0
----------------------------------------------------------------------------------------------------------------------------------
               Total bonds                                                   30,576.5               32,023.8            32,023.8
     Redeemable preferred stocks                                                153.6                  157.0               157.0
----------------------------------------------------------------------------------------------------------------------------------
               Total debt securities                                     $   30,730.1            $  32,180.8      $     32,180.8
==================================================================================================================================
Equity securities:
     Common stocks:
     Public utilities                                                    $       16.3            $      20.4      $         20.4
     Banks, trust and insurance companies                                        16.5                   19.5                19.5
     Industrial, miscellaneous and all other                                    500.3                  527.0               527.0
----------------------------------------------------------------------------------------------------------------------------------
               Total common stocks                                              533.1                  566.9               566.9
     Nonredeemable preferred stocks                                             229.5                  233.6               233.6
==================================================================================================================================
               Total equity securities                                   $      762.6            $     800.5      $        800.5
==================================================================================================================================
Short-term investments                                                   $      942.2                             $        942.2
Mortgage loans                                                                3,553.0                                    3,553.0
Real estate                                                                     270.3                                      270.3
Policy loans                                                                    458.7                                      458.7
Other                                                                           807.2(1)                                 1,300.3(2)
==================================================================================================================================
               Total investments                                         $   37,524.1                             $     39,505.8
==================================================================================================================================

* See Notes 1 and 6 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A.

(1)  Excludes investments in affiliates of $493.1 million.

(2)  Includes investments in affiliates of $493.1 million.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

                              Statements of Income

                                                                                              For the year ended December 31,

  (Millions)                                                                                  1998        1997           1996
 ----------------------------------------------------------------------------------------------------------------------------
  Net investment income                                                                    $   2.0     $    .5        $   1.2
 ----------------------------------------------------------------------------------------------------------------------------
                Total revenue                                                                  2.0          .5            1.2

 Operating expenses                                                                              -           -             .2
 ----------------------------------------------------------------------------------------------------------------------------
                Total expenses                                                                   -           -             .2
 ----------------------------------------------------------------------------------------------------------------------------
 Income before income taxes and equity in earnings of affiliates                               2.0          .5            1.0
 Income taxes                                                                                   .6          .1             .5
 Equity in earnings of affiliates                                                            846.7       900.7          204.6
 ----------------------------------------------------------------------------------------------------------------------------
 Income from continuing operations                                                           848.1       901.1          205.1
 Discontinued Operations, net of tax:
      Income from operations                                                                     -           -          182.2
      Gain on sale                                                                               -           -          263.7
 ----------------------------------------------------------------------------------------------------------------------------
 Net income                                                                                $ 848.1     $ 901.1        $ 651.0
 ============================================================================================================================


See Notes to Condensed Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

                                 Balance Sheets


                                                                                        As of December 31,
 (Millions, except share data)                                                       1998              1997
 -----------------------------------------------------------------------------------------------------------
 Assets:
 Investments:
   Short-term investments                                                      $      3.1     $         3.2
   Investments in affiliates                                                     11,400.7          11,049.2
 -----------------------------------------------------------------------------------------------------------
 Total investments                                                               11,403.8          11,052.4
  Cash and cash equivalents                                                          15.8              22.1
  Due from affiliates                                                                 2.2               5.4
  Affiliate dividends receivable                                                     50.0             200.0
  Deferred income taxes                                                               1.5               1.1
 -----------------------------------------------------------------------------------------------------------
 Total assets                                                                  $ 11,473.3     $    11,281.0
 ===========================================================================================================

 Liabilities:
  Dividends payable to shareholders                                            $     35.2     $        36.1
  Other liabilities                                                                  29.0              29.3
  Current income taxes                                                               20.2              20.2
 -----------------------------------------------------------------------------------------------------------
 Total liabilities                                                                   84.4              85.6
 -----------------------------------------------------------------------------------------------------------
 Shareholders' Equity:
  Class C Voting Mandatorily Convertible Preferred Stock ($.01 par value;
       15,000,000 shares authorized;
       11,614,816 in 1998 and 11,655,206 in 1997 issued and outstanding)            862.1             865.4
  Common stock ($.01 par value; 500,000,000 shares authorized,
       141,272,628 in 1998 and 145,794,844 in 1997 issued and
       outstanding)                                                               3,292.4           3,644.4
  Accumulated other comprehensive income                                            177.8             307.1
  Retained earnings                                                               7,056.6           6,378.5
 -----------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                                      11,388.9          11,195.4
 -----------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                                    $ 11,473.3     $    11,281.0
 ===========================================================================================================


 See Notes to Condensed Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

                       Statements of Shareholders' Equity




                                                                     For the three years ended December 31, 1998
                                                       -----------------------------------------------------------------------------
                                                                                                                  Class C
                                                                                    Accumulated Other              Voting
                                                                                  Comprehensive Income       Mandatorily
                                                                               Unrealized        Foreign     Convertible
                                                                  Retained   Gains(Losses)      Currency       Preferred      Common
(Millions, except share data)                          Total      Earnings   on Securities    Gains(Losses)        Stock       Stock
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1995                     $   7,272.8    $  5,195.6        $  797.0     $    (155.9)    $  -      $ 1,436.1
====================================================================================================================================
Comprehensive income:
     Net income                                        651.0        651.0
     Other comprehensive loss, net of tax:
         Unrealized losses on securities
         (($527.6) pretax)                            (342.8)                        (342.8)
         Foreign currency ($64.2 pretax)                41.7                                          41.7
                                                   ---------
     Other comprehensive loss                         (301.1)
                                                   ---------
               Total comprehensive income              349.9
                                                   =========
Issued for U.S. Healthcare merger:
     Class C voting mandatorily convertible
     preferred stock (11,655,546 shares)               865.4                                                       865.4
     Common shares (34,988,615 shares)               2,580.1                                                                2,580.1
     Stock options                                      24.8                                                                   24.8
     Common stock issued for benefit plans
     (1,563,491 shares)                                 75.1                                                                   75.1
Repurchase of common shares (1,194,400 shares)         (83.3)                                                                 (83.3)
Common stock dividends                                (170.0)      (170.0)
Preferred stock dividends                              (25.1)       (25.1)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                     $ 10,889.7     $5,651.5          $  454.2     $     (114.2)   $  865.4  $ 4,032.8
====================================================================================================================================
Comprehensive income:
     Net income                                        901.1        901.1
     Other comprehensive loss, net of tax:
         Unrealized gains on securities ($81.8
         pretax)                                        49.9                           49.9
         Foreign currency (($127.3) pretax)            (82.8)                                         (82.8)
                                                   ---------
     Other comprehensive loss                          (32.9)
                                                   ---------
               Total comprehensive income              868.2
                                                   =========
Common stock issued for benefit
     plans (1,883,945 shares)                          134.7                                                                  134.7
Repurchase of common shares (6,173,900 shares)        (523.1)                                                                (523.1)
Common stock dividends                                (118.6)      (118.6)
Preferred stock dividends                              (55.5)       (55.5)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                     $ 11,195.4    $ 6,378.5          $  504.1       $  (197.0)    $  865.4  $ 3,644.4
====================================================================================================================================
Comprehensive income:
     Net income                                        848.1        848.1
     Other comprehensive loss, net of tax:
         Unrealized losses on securities
         (($179.8) pretax)                            (116.9)                        (116.9)
         Foreign currency (($19.1) pretax)             (12.4)                                         (12.4)
                                                   ---------
     Other comprehensive loss                         (129.3)
                                                   ---------
               Total comprehensive income              718.8
                                                   =========
Common stock issued for benefit
     plans (576,387 shares)                             39.6                                                                   39.6
Repurchase of common shares (5,131,700 shares)        (394.9)                                                                (394.9)
Conversion of preferred securities (40,390
     preferred shares converted to 33,097 shares)          -                                                       (3.3)        3.3
Common stock dividends                                (114.7)      (114.7)
Preferred stock dividends                              (55.3)       (55.3)
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                     $ 11,388.9    $ 7,056.6          $  387.2     $   (209.4)      $862.1   $ 3,292.4
====================================================================================================================================

See Notes to the Condensed Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

                            Statements of Cash Flows

                                                                                   For the year ended December 31,
                                                                         -----------------------------------------------------
(Millions)                                                                            1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income                                                                  $    848.1       $     901.1     $       651.0
    Adjustments to reconcile net income to net cash (used for)
    provided by operating activities:
             Equity in earnings of affiliates                                       (846.7)           (900.7)           (204.6)
             Income from Discontinued Operations                                         -                 -            (182.2)
             Gain on sale of Discontinued Operations                                     -                 -            (263.7)
             Other, net                                                                2.4              (8.4)             27.7
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                   3.8              (8.0)             28.2
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Proceeds from sales of short-term investments                                    431.6             619.4             184.4
    Cost of investments in short-term investments                                   (431.5)           (613.8)           (193.2)
    Cost of investment in U.S. Healthcare                                                -                 -          (5,243.9)
    Capital contributions to affiliates                                                  -            (160.0)           (500.0)
    Dividends received from affiliates                                               520.0             746.2           5,938.0
    Other, net                                                                        (4.0)            (25.3)             35.2
------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                            516.1             566.5             220.5
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Common stock issued under benefit plans                                           39.6             134.7              75.1
    Common shares repurchased                                                       (394.9)           (523.1)            (83.3)
    Dividends paid to shareholders                                                  (170.9)           (174.9)           (237.3)
------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                              (526.2)           (563.3)           (245.5)
------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                                  (6.3)             (4.8)              3.2
Cash and cash equivalents, beginning of year                                          22.1              26.9              23.7
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                         $      15.8      $       22.1    $         26.9
==============================================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid                                                              $         -      $          -    $            -
    Income taxes received, net                                                 $       1.0      $        1.0    $           .5
==============================================================================================================================


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

The accompanying condensed financial statements include for 1996, the results of operations of Aetna Services from January 1, 1996 and of Aetna U.S. Healthcare from July 19, 1996 which are reflected as Equity in Earnings of Affiliates on the Statement of Income. These financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in Item 14(a) of this Report on Form 10-K/A.

2.  Guarantee of Debt Securities

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348 million 9.5% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C. ("ACLLC"), a wholly owned subsidiary of Aetna Services. ACLLC has issued $275 million of redeemable preferred stock and the Subordinated Debentures represent substantially all of the assets of ACLLC. See Note 16 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a description of outstanding debt.

3.  Dividends

Cash dividends paid to Aetna Inc. by Aetna Services were $.5 billion, $.4 billion and $5.3 billion in 1998, 1997 and 1996. Cash dividends paid to Aetna Inc. by Aetna U.S. Healthcare were $.3 billion and $.6 billion in 1997 and 1996, respectively. No dividends were paid by Aetna U.S. Healthcare in 1998. Also, in 1997 Aetna U.S. Healthcare made a non-cash dividend of $.3 billion to Aetna Inc. The 1996 dividends included the dividend by Aetna Services of the net proceeds from the sale of the property-casualty operations. The 1996 dividends from Aetna Services were used to finance the cash portion of the U.S. Healthcare merger consideration. See Note 18 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a description of dividend restrictions.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

              Notes to Condensed Financial Statements (Continued)



4.  New Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a description of new accounting standards.

5.  Discontinued Products

See Note 11 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a description of discontinued products.

6.  Other Acquisitions and Dispositions

See Note 5 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a description of other acquisitions and dispositions.

7.  Severance and Facilities Charges

See Note 10 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a description of the severance and facilities charges.

8.  Income Taxes

See Note 12 of Notes to Consolidated Financial Statements in Item 14(a) of this Report on Form 10-K/A for a description of income taxes.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                      Supplementary Insurance Information

                 As of and for the year ended December 31, 1998


                                  Deferred                            Unpaid                       Policyholders'
                                    policy             Future         claims                           funds left
                               acquisition             policy     and claims            Unearned         with the         Premium
Segment                              costs           benefits       expenses            premiums          Company         revenue
---------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare            $     3.6        $   1,165.8    $   3,807.1          $    306.3      $     608.5      $ 13,006.2
Aetna Retirement Services            893.1            4,178.0           14.4                   -         11,473.9           131.9
Aetna International                  871.9            4,429.3          131.0               122.6            343.7         1,578.5
Large Case Pensions                      -            8,768.0            1.4                   -          5,206.4           122.7
---------------------------------------------------------------------------------------------------------------------------------
   Total                         $ 1,768.6        $  18,541.1    $   3,953.9          $    428.9      $  17,632.5      $ 14,839.3
=================================================================================================================================


                                                       As Restated
                                              ------------------------------

                                                 Other income                       Amortization
                                                   (including                        of deferred
                                                     realized        Current              policy            Other
                            Net investment      capital gains     and future         acquisition        operating        Premiums
Segment                         income (1)        and losses)       benefits               costs     expenses (3)     written (4)
---------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare           $    537.2        $   1,576.0     $ 11,186.5      $           .6       $  3,133.3      $ 12,058.7
Aetna Retirement Services          1,024.5              731.0          918.2               128.3            408.6               -
Aetna International                  459.8              109.3        1,336.6                86.4            532.7           594.7
Large Case Pensions                1,152.5               76.0        1,054.4 (2)               -             24.4               -
Corporate                             16.9              106.6              -                   -            410.8               -
---------------------------------------------------------------------------------------------------------------------------------
   Total                         $ 3,190.9        $   2,598.9     $ 14,495.7          $    215.3       $  4,509.8      $ 12,653.4
=================================================================================================================================

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

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                      Supplementary Insurance Information

                 As of and for the year ended December 31, 1997


                                    Deferred                              Unpaid                    Policyholders'
                                      policy            Future            claims                        funds left
                                 acquisition            policy        and claims         Unearned         with the         Premium
Segment                                costs          benefits          expenses         premiums          Company         revenue
----------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare            $      19.5       $   1,166.5       $   3,163.5       $    254.2     $      556.9      $ 10,844.6
Aetna Retirement Services            1,645.3           4,111.9              40.4                -         11,339.5           158.5
Aetna International                    702.5           3,430.7              89.0            105.0            384.1         1,434.1
Large Case Pensions                        -           9,128.0               1.5                -          6,480.7           155.0
----------------------------------------------------------------------------------------------------------------------------------
   Total                           $ 2,367.3        $ 17,837.1       $   3,294.4       $    359.2       $ 18,761.2      $ 12,592.2
==================================================================================================================================

                                                                                     Amortization
                                                     Other income                     of deferred
                                              (including realized        Current           policy            Other
                           Net investment           capital gains     and future      acquisition        operating        Premiums
Segment                        income (1)             and losses)       benefits            costs     expenses (3)     written (4)
----------------------------------------------------------------------------------------------------------------------------------
(Millions)

Aetna U.S. Healthcare             $    451.2       $   1,605.6       $   9,239.2      $      20.3      $   2,797.1      $ 10,001.9
Aetna Retirement Services            1,114.7             629.3           1,034.1            110.6            385.6               -
Aetna International                    384.4             157.0           1,206.3             86.6            486.1           465.0
Large Case Pensions                  1,408.7              58.8           1,199.9 (2)            -             34.8               -
Corporate                               18.5             119.8                 -                -            428.4               -
----------------------------------------------------------------------------------------------------------------------------------
   Total                           $ 3,377.5       $   2,570.5        $ 12,679.5       $    217.5      $   4,132.0      $ 10,466.9
==================================================================================================================================

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

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                      Supplementary Insurance Information

                 As of and for the year ended December 31, 1996


                                  Deferred                            Unpaid                       Policyholders'
                                    policy          Future            claims                           funds left
                               acquisition          policy        and claims            Unearned         with the        Premium
Segment                              costs        benefits          expenses            premiums          Company        revenue
--------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare          $      39.2     $   1,309.2       $   2,924.2           $   252.8     $      579.9      $ 7,765.2
Aetna Retirement Services          1,488.1         3,935.8              30.1                   -         10,868.1          180.7
Aetna International                  699.6         3,370.1              73.5                80.8            434.0        1,166.1
Large Case Pensions                      -         9,168.3               1.4                   -          8,019.7          214.1
--------------------------------------------------------------------------------------------------------------------------------
   Total                         $ 2,226.9      $ 17,783.4       $   3,029.2           $   333.6       $ 19,901.7      $ 9,326.1
================================================================================================================================

                                              Other income
                                                (including                       Amortization of
                                       Net        realized           Current     deferred policy            Other
                                investment   capital gains        and future         acquisition        operating       Premiums
Segment                         income (1)     and losses)          benefits               costs     expenses (3)    written (4)
--------------------------------------------------------------------------------------------------------------------------------
(Millions)

Aetna U.S. Healthcare           $    414.6     $   1,553.9       $   6,622.4          $     11.9      $   2,973.9      $ 6,982.8
Aetna Retirement Services          1,086.7           494.8           1,035.9                74.3            386.5              -
Aetna International                  334.2           130.7             996.8                73.9            388.4          292.0
Large Case Pensions                1,649.2           112.3           1,521.3 (2)               -             58.6              -
Corporate                             80.5            17.5                 -                   -            717.9              -
--------------------------------------------------------------------------------------------------------------------------------
   Total                        $  3,565.2     $   2,309.2        $ 10,176.4           $   160.1      $   4,525.3      $ 7,274.8
================================================================================================================================

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

                          AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE V

                 Valuation and Qualifying Accounts and Reserves


For the years ended December 31,
(Millions)

                                                                                Additions
                                                                    ---------------------------------
                                                                                          Charged
                                                    Balance at           Charged    (credited) to
                     Balance at                   beginning of     (credited) to            other    Deductions-          Balance
                      beginning                      period as             costs        accounts-       describe        at end of
                      of period    Adjustments        adjusted  and expenses (1)     describe (2)            (3)           period
-----------------------------------------------------------------------------------------------------------------------------------
1998
----
Asset valuation
reserves:
    Mortgage loans   $   114.5     $       -          $  114.5        $     (8.0)      $    (34.3)     $        (5.3)   $      66.9
    Real Estate          101.3             -             101.3               5.5              2.8              (18.5)          91.1
    Other                  2.8             -               2.8                 -                -                   -           2.8
-----------------------------------------------------------------------------------------------------------------------------------
                     $   218.6     $       -          $  218.6        $     (2.5)      $    (31.5)     $       (23.8)   $     160.8
===================================================================================================================================

1997
----
Asset valuation
reserves:
    Mortgage loans   $   247.0     $       -          $  247.0        $    (10.6)      $    (45.0)     $       (76.9)   $     114.5
    Real Estate          142.1             -             142.1               6.1             14.8              (61.7)         101.3
    Other                  2.8             -               2.8                 -                -                   -           2.8
-----------------------------------------------------------------------------------------------------------------------------------
                     $   391.9     $       -          $  391.9        $     (4.5)      $    (30.2)     $      (138.6)   $     218.6
===================================================================================================================================

1996
----
Asset valuation
reserves:
    Mortgage loans   $   604.9     $       -          $  604.9        $    (33.0)      $    (67.6)     $      (257.3)   $     247.0
    Real Estate          130.6          52.9(4)          183.5              27.1              1.9              (70.4)         142.1
    Other                  2.8             -               2.8                 -                -                   -           2.8
-----------------------------------------------------------------------------------------------------------------------------------
                     $   738.3     $    52.9          $  791.2        $     (5.9)      $    (65.7)     $      (327.7)   $     391.9
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

Date:  February 15, 2000                             AETNA INC.

                                                     By     /s/ Alan M. Bennett
                                                            --------------------
                                                            Alan M. Bennett
                                                            Vice President and
                                                            Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 15, 2000.

*                                                               *
--------------------------------------------------------        -----------------------------------------------------------
Richard L. Huber,                                                Earl G. Graves, Director
Chairman, Chief Executive Officer,
President and Director                                          *
                                                                -----------------------------------------------------------
(Principal Executive Officer)                                   Gerald Greenwald, Director

*                                                               *
--------------------------------------------------------        -----------------------------------------------------------
Leonard Abramson, Director                                      Ellen M. Hancock, Director

*                                                               *
--------------------------------------------------------        -----------------------------------------------------------
Betsy Z. Cohen, Director                                        Michael H. Jordan, Director

*                                                               *
--------------------------------------------------------        -----------------------------------------------------------
William H. Donaldson, Director                                  Jack D. Kuehler, Director

*                                                               *
--------------------------------------------------------        -----------------------------------------------------------
Barbara Hackman Franklin, Director                              Frank R. O'Keefe, Jr., Director

                                                                *
--------------------------------------------------------        -----------------------------------------------------------
 Jeffrey E. Garten, Director                                    Judith Rodin, Director

*                                                               *
--------------------------------------------------------        -----------------------------------------------------------
Jerome S. Goodman, Director                                      Alan J. Weber
                                                                 Vice Chairman for Strategy and Finance
                                                                 (Principal Financial Officer)

/s/ Alan M. Bennett
--------------------------------------------------------
Alan M. Bennett, Vice President
and Corporate Controller

*By      /s/ Alan M. Bennett
         -----------------------------------------------
         (Attorney-in-Fact)

                               INDEX TO EXHIBITS

Exhibit                                                                                       Filing
Number         Description of Exhibit                                                         Method
-------        -----------------------                                                        ------
  23           Consents of experts and counsel.                                               Electronic

               Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

  27           Financial data schedule for December 31, 1998.                                 Electronic