Form 10-Q/A
period 1999-03-31
AETNA INC
filed 2000-02-15
CIK 1013761

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                       ---------------------------------

                                   Form 10-Q/A


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended MARCH 31, 1999.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        ---------------------------------

                         Commission File Number 1-11913

                        ---------------------------------

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

          Yes [X]                                      No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)                            141,289,941
-------------------------------------           -------------------------------------------
              (Class)                              Shares Outstanding at January 31, 2000


================================================================================

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.
              Consolidated Statements of Income                                          4
              Consolidated Balance Sheets                                                5
              Consolidated Statements of Shareholders' Equity                            6
              Consolidated Statements of Cash Flows                                      7
              Condensed Notes to Consolidated Financial Statements                       8
              Independent Auditors' Review Report                                       22

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.                            23

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk.                                                        39

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.                                                        40

Item 5.       Other Information.                                                        40

Item 6.       Exhibits and Reports on Form 8-K.                                         42

Signatures                                                                              43

SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENTS

Following a review by the staff of the Securities and Exchange Commission, Aetna Inc. and its subsidiaries (collectively, the "Company") concluded that it would restate its 1998 Form 10-K and 1999 Form 10-Qs. The purpose of this Form 10-Q/A is to restate the Company's first quarter 1999 and 1998 financial statements, and to add certain other disclosures (the "Restatement") to reflect, among other things and to the extent applicable, the following changes:

- Changes to the classification and timing of amounts earned by the Company following the 1997 sale of Human Affairs International, Incorporated ("HAI"). Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1999 have instead been recorded as a realized capital gain during the third quarter of 1999. Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1998 have instead been recorded as a realized capital gain during the fourth quarter of 1998;

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

- The reclassification of certain long-term debt (Puttable Reset Securities) to short-term debt; and

- Expanded disclosures regarding the Company's discontinued products and goodwill amortization.

The principal effects of these changes on the accompanying financial statements are presented in Note 2 to the Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 1999 first quarter Form 10-Q which has been affected by the Restatement. In order to preserve the nature and character of the disclosures originally set forth in the 1999 first quarter Form 10-Q filed on April 28, 1999, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the Restatement. The Company will file its 1999 Form 10-K on or before March 30, 2000.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                         As Restated
                                                                                     Three Months Ended
                                                                                            March 31,
                                                                                 ---------------------------
(Millions, except per common share data)                                              1999              1998
------------------------------------------------------------------------------------------------------------
Revenue:
   Premiums                                                                       $4,381.4          $3,238.6
   Net investment income                                                             740.7             812.7
   Fees and other income                                                             548.2             541.8
   Net realized capital gains                                                         17.1              31.7
------------------------------------------------------------------------------------------------------------
Total revenue                                                                      5,687.4           4,624.8
------------------------------------------------------------------------------------------------------------
Benefits and expenses:
  Current and future benefits                                                      4,141.3           3,276.9
  Operating expenses:
      Salaries and related benefits                                                  471.3             396.5
      Other                                                                          567.5             481.7
  Interest expense                                                                    64.6              56.9
  Amortization of goodwill and other acquired intangible assets                      107.7              96.2
  Amortization of deferred policy acquisition costs                                   50.0              52.4
------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                        5,402.4           4,360.6
------------------------------------------------------------------------------------------------------------
Income before income taxes                                                           285.0             264.2
Income taxes (benefits):
  Current                                                                            105.3             126.3
  Deferred                                                                            10.1             (19.8)
------------------------------------------------------------------------------------------------------------
Total income taxes                                                                   115.4             106.5
------------------------------------------------------------------------------------------------------------
Net income                                                                        $  169.6          $  157.7
============================================================================================================
Net income applicable to common ownership                                         $  155.8          $  143.8
============================================================================================================

Results per common share:
  Basic                                                                           $   1.10          $    .99
  Diluted                                                                             1.09               .98
Dividends declared                                                                     .20               .20
------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

 ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                          As Restated
                                                                                                ---------------------------------
                                                                                                    March 31,         December 31,
(Millions)                                                                                              1999                 1998
----------------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
  Debt securities available for sale, at fair value (amortized cost $30,258.6 and $30,730.1)      $ 31,117.9          $  32,180.8
  Equity securities, at fair value (cost $778.8 and $762.6)                                            813.7                800.5
  Short-term investments                                                                               790.6                942.2
  Mortgage loans                                                                                     3,517.3              3,553.0
  Real estate                                                                                          317.2                270.3
  Policy loans                                                                                         471.7                458.7
  Other                                                                                              1,335.1              1,300.3
----------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                                   38,363.5             39,505.8
----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                          2,008.1              1,951.5
  Short-term investments under securities loan agreement                                               696.1                753.6
  Accrued investment income                                                                            612.9                537.1
  Premiums due and other receivables                                                                 1,623.1              1,478.1
  Reinsurance recoverables                                                                           3,935.5              3,897.2
  Deferred income taxes                                                                                247.2                 46.6
  Deferred policy acquisition costs                                                                  1,836.5              1,768.6
  Goodwill and other acquired intangible assets                                                      9,177.3              9,143.5
  Other assets                                                                                         927.5              1,111.9
  Separate Accounts assets                                                                          46,717.0             44,936.0
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                      $106,144.7          $ 105,129.9
==================================================================================================================================
Liabilities:
  Future policy benefits                                                                          $ 18,571.9          $  18,541.1
  Unpaid claims                                                                                      4,008.4              3,953.9
  Unearned premiums                                                                                    227.8                428.9
  Policyholders' funds left with the Company                                                        17,239.9             17,632.5
----------------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                                         40,048.0             40,556.4
----------------------------------------------------------------------------------------------------------------------------------
  Dividends payable to shareholders                                                                     35.1                 35.2
  Short-term debt                                                                                    1,181.4              1,370.1
  Long-term debt                                                                                     2,219.5              2,214.5
  Payables under securities loan agreement                                                             696.1                753.6
  Current income taxes                                                                                 383.2                444.8
  Other liabilities                                                                                  3,135.7              3,007.0
  Minority and participating policyholders' interests                                                  160.3                148.4
  Separate Accounts liabilities                                                                     46,717.0             44,936.0
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   94,576.3             93,466.0
----------------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary limited liability
  company holding primarily debentures guaranteed by Aetna                                             275.0                275.0
----------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 4 and 11)
Shareholders' Equity:
  Class C voting mandatorily convertible preferred stock ($.01 par value;
   15,000,000 shares authorized; 11,613,084 in 1999 and 11,614,816 in 1998 issued
   and outstanding)                                                                                    862.0                862.1
  Common stock ($.01 par value; 500,000,000 shares authorized; 140,983,921 in 1999 and
   141,272,628 in 1998 issued and outstanding)                                                       3,267.9              3,292.4
  Accumulated other comprehensive income (loss)                                                        (20.7)               177.8
  Retained earnings                                                                                  7,184.2              7,056.6
----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                          11,293.4             11,388.9
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred securities and shareholders' equity                       $106,144.7          $ 105,129.9
==================================================================================================================================


See Condensed Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                                                                                           Accumulated Other
                                                                                      Comprehensive Income (Loss)
                                                    Class C Voting                   ------------------------------
(Millions, except share data)                          Mandatorily                      Unrealized
As Restated                                            Convertible          Common   Gains (Losses)     Foreign           Retained
Three Months Ended March 31, 1999           Total  Preferred Stock           Stock   on Securities     Currency           Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998           $11,388.9           $862.1        $3,292.4         $ 387.2      $(209.4)          $7,056.6
Comprehensive loss:
  Net income                                169.6                                                                            169.6
  Other comprehensive loss, net of tax:
    Unrealized losses on securities
    ($(185.1) pretax) (1)                  (120.3)                                          (120.3)
    Foreign currency ($(120.3) pretax)      (78.2)                                                        (78.2)
                                        ---------
  Other comprehensive loss                 (198.5)
                                        ---------
Total comprehensive loss                    (28.9)
                                        =========
Common stock issued for benefit
  plans (204,875 shares)                     15.4                             15.4
Repurchase of common shares
  (495,000 shares)                          (40.0)                           (40.0)
Conversion of preferred securities (1,732
  preferred shares converted to 1,418
  common shares)                                -              (.1)             .1
Common stock dividends                      (28.2)                                                                           (28.2)
Preferred stock dividends                   (13.8)                                                                           (13.8)
----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999              $11,293.4           $862.0        $3,267.9         $ 266.9      $(287.6)          $7,184.2
==================================================================================================================================
Three Months Ended March 31, 1998
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997           $11,195.4           $865.4        $3,644.4         $ 504.1      $(197.0)          $6,378.5
Comprehensive income:
  Net income                                167.5                                                                            167.5
  Other comprehensive income, net of tax:
   Unrealized gains on securities
     ($100.5 pretax) (1)                     65.2                                             65.2
    Foreign currency ($5.3 pretax)            3.4                                                           3.4
                                        ---------
  Other comprehensive income                 68.6
                                        ---------
Total comprehensive income                  236.1
                                        =========
Common stock issued for benefit
  plans (141,530 shares)                      6.3                              6.3
Repurchase of common shares
  (461,700 shares)                          (36.9)                           (36.9)
Common stock dividends                      (28.9)                                                                           (28.9)
Preferred stock dividends                   (13.9)                                                                           (13.9)
----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1998              $11,358.1           $865.4        $3,613.8         $ 569.3      $(193.6)          $6,503.2
==================================================================================================================================

(1)  Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            As Restated
                                                                                                    Three Months Ended March 31,
                                                                                                    ----------------------------
(Millions)                                                                                                1999             1998
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income                                                                                         $   169.6        $   157.7
  Adjustments to reconcile net income to net cash used for operating activities:
    Depreciation and amortization (including investment discounts and premiums)                          108.6             87.2
    Net realized capital gains                                                                           (17.1)           (31.7)
    Changes in assets and liabilities:
       Increase in accrued investment income                                                             (65.2)           (21.3)
       Increase in premiums due and other receivables                                                    (15.8)          (151.5)
       Increase in deferred policy acquisition costs                                                     (83.0)           (70.2)
       Decrease in income taxes                                                                         (141.1)           (63.8)
       Net decrease in other assets and other liabilities                                                139.8             11.0
       Increase (Decrease) in insurance liabilities                                                      101.3            (84.2)
       Other, net                                                                                          4.6            (11.8)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                                     201.7           (178.6)
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Proceeds from sales of:
    Debt securities available for sale                                                                 4,230.5          5,332.4
    Equity securities                                                                                     87.5            174.3
    Mortgage loans                                                                                        20.0             11.2
    Real estate                                                                                           29.4             80.0
    Other investments                                                                                    304.4             18.3
    Short-term investments                                                                             4,905.2          5,961.1
  Investment maturities and repayments of:
    Debt securities available for sale                                                                   688.8            965.0
    Mortgage loans                                                                                        51.6            285.8
  Cost of investments in:
    Debt securities available for sale                                                                (4,598.7)        (6,286.1)
    Equity securities                                                                                   (100.6)          (177.6)
    Mortgage loans                                                                                       (52.8)           (60.1)
    Real estate                                                                                          (63.6)           (18.3)
    Other investments                                                                                   (424.8)          (108.1)
    Short-term investments                                                                            (4,730.3)        (6,051.0)
    NYLCare health business                                                                              (48.8)                -
  (Increase) Decrease in property and equipment                                                          (14.8)             7.7
  Net decrease in Separate Accounts                                                                       44.6             27.0
  Other, net                                                                                             (53.0)            28.7
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                                274.6            190.3
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Deposits and interest credited for investment contracts                                                751.6            450.8
  Withdrawals of investment contracts                                                                   (903.2)          (837.2)
  Repayment of long-term debt                                                                              (.1)          (141.2)
  Net increase in short-term debt                                                                       (189.1)           229.9
  Common stock issued under benefit plans                                                                 15.4              6.3
  Common stock acquired                                                                                  (40.0)           (36.9)
  Dividends paid to shareholders                                                                         (42.1)           (43.0)
  Other, net                                                                                             (11.0)                -
--------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                                  (418.5)          (371.3)
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                              (1.2)            (1.0)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                                      56.6           (360.6)
Cash and cash equivalents, beginning of period                                                         1,951.5          1,805.8
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                             $ 2,008.1        $ 1,445.2
================================================================================================================================
Supplemental Cash Flow Information:
  Interest paid                                                                                      $    95.5        $    89.7
  Income taxes paid                                                                                      174.0            141.9
--------------------------------------------------------------------------------------------------------------------------------


See Condensed Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Restatement

The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare"). Less than majority-owned entities, in which the Company has at least a 20% interest, are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to the 1998 financial information to conform to the 1999 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna Inc.'s 1998 Annual Report on Form 10-K/A. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

Subsequent to the issuance of the Company's first quarter 1999 financial statements and the filing of its first quarter 1999 Form 10-Q with the Securities and Exchange Commission (the "SEC"), and following discussions with representatives of the SEC's Division of Corporate Finance and Office of the Chief Accountant concerning its review of the Company's financial statements, the Company concluded it would restate its first quarter 1999 financial statements and related disclosures. (Refer to Note 2.)

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

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(2)   RESTATEMENT

Subsequent to the issuance of the Company's first quarter 1999 financial statements and the filing of its first quarter 1999 Form 10-Q with the Securities and Exchange Commission (the "SEC"), and following discussions with representatives of the SEC's Division of Corporate Finance and Office of the Chief Accountant concerning its review of the Company's financial statements, the Company concluded that it would restate its first quarter 1999 and 1998 financial statements and related disclosures to reflect, among other things, the following changes:

- Changes to the classification and timing of amounts earned by the Company following the 1997 sale of Human Affairs International, Incorporated ("HAI"). Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1999 have instead been recorded as a realized capital gain during the third quarter of 1999. Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1998 have instead been recorded as a realized capital gain during the fourth quarter of 1998;

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

- The reclassification of certain long-term debt (Puttable Reset Securities) to short-term debt; and

- Expanded disclosures regarding the Company's discontinued products and goodwill amortization.

As a result of the foregoing and other factors, the Company's first quarter 1999 and 1998 financial statements have been restated from amounts previously reported.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(2)   RESTATEMENT (CONTINUED)

Consolidated Statements of Income:

                                                                                   For the three months ended March 31,
                                                                    --------------------------------------------------------------
                                                                                 1999                             1998
                                                                    ------------------------------    ----------------------------
                                                                              As   As Previously                As   As Previously
(Millions, except per common share data)                                Restated        Reported          Restated        Reported
----------------------------------------------------------------------------------------------------------------------------------
Revenue:
   Premiums                                                             $4,381.4        $4,381.4          $3,238.6       $3,238.6
   Net investment income                                                   740.7           740.7             812.7          812.7
   Fees and other income                                                   548.2           556.9             541.8          550.5
   Net realized capital gains                                               17.1            17.1              31.7           31.7
----------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                            5,687.4         5,696.1           4,624.8        4,633.5
----------------------------------------------------------------------------------------------------------------------------------
Benefits and Expenses:
   Current and future benefits                                           4,141.3         4,135.0           3,276.9        3,270.6
   Operating expenses:
     Salaries and related benefits                                         471.3               -             396.5              -
     Other                                                                 567.5         1,038.8             481.7          878.2
   Interest expense                                                         64.6            64.6              56.9           56.9
   Amortization of goodwill and other acquired intangible assets           107.7           107.7              96.2           96.2
   Amortization of deferred policy acquisition costs                        50.0            50.0              52.4           52.4
----------------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                              5,402.4         5,396.1           4,360.6        4,354.3
----------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                      285.0           300.0             264.2          279.2
Income taxes (benefits):
   Current                                                                 105.3           110.5             126.3          131.5
   Deferred                                                                 10.1            10.1             (19.8)         (19.8)
----------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                         115.4           120.6             106.5          111.7
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                              $  169.6        $  179.4          $  157.7       $  167.5
==================================================================================================================================
Net income applicable to common ownership                               $  155.8        $  165.6          $  143.8       $  153.6
==================================================================================================================================
Results Per Common Share:
   Basic                                                                $   1.10        $   1.17          $    .99       $   1.05
   Diluted                                                                  1.09            1.16               .98           1.05
Dividends declared                                                           .20             .20               .20            .20
----------------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(6)   RESTATEMENT (CONTINUED)

Consolidated Balance Sheets

                                                                          As of March 31, 1999         As of December 31, 1998
                                                                       ----------------------------  --------------------------
                                                                               As   As Previously           As   As Previously
(Millions, except per common share data)                                 Restated        Reported     Restated        Reported
-------------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
 Debt securities available for sale, at fair value (amortized
   cost $30,258.6 and $30,730.1)                                       $ 31,117.9    $ 31,117.9      $ 32,180.8     $ 32,180.8
 Equity securities, at fair value (cost $778.8 and $762.6)                  813.7         813.7           800.5          800.5
 Short-term investments                                                     790.6         790.6           942.2          942.2
 Mortgage loans                                                           3,517.3       3,517.3         3,553.0        3,553.0
 Real estate                                                                317.2         317.2           270.3          270.3
 Policy loans                                                               471.7         471.7           458.7          458.7
 Other                                                                    1,335.1       1,315.9         1,300.3        1,264.5
------------------------------------------------------------------------------------------------------------------------------
Total investments                                                        38,363.5      38,344.3        39,505.8       39,470.0
------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents                                                2,008.1       2,008.1         1,951.5        1,951.5
 Short-term investments under securities loan agreement                     696.1         696.1           753.6          753.6
 Accrued investment income                                                  612.9         612.9           537.1          537.1
 Premiums due and other receivables                                       1,623.1       1,638.1         1,478.1        1,478.1
 Reinsurance recoverables                                                 3,935.5       3,935.5         3,897.2        3,897.2
 Deferred income taxes                                                      247.2         253.6            46.6           53.0
 Deferred policy acquisition costs                                        1,836.5       1,836.5         1,768.6        1,768.6
 Goodwill and other acquired intangible assets                            9,177.3       9,189.1         9,143.5        9,155.3
 Other assets                                                               927.5         927.5         1,111.9        1,111.9
 Separate Accounts assets                                                46,717.0      46,744.8        44,936.0       44,971.8
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                           $106,144.7    $106,186.5      $105,129.9     $105,148.1
==============================================================================================================================
Liabilities:
 Future policy benefits                                                $ 18,571.9    $ 18,571.9      $ 18,541.1     $ 18,541.1
 Unpaid claims                                                            4,008.4       4,008.4         3,953.9        3,953.9
 Unearned premiums                                                          227.8         227.8           428.9          428.9
 Policyholders' funds left with the Company                              17,239.9      17,239.9        17,632.5       17,632.5
------------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                              40,048.0      40,048.0        40,556.4       40,556.4
------------------------------------------------------------------------------------------------------------------------------
 Dividends payable to shareholders                                           35.1          35.1            35.2           35.2
 Short-term debt                                                          1,181.4         874.8         1,370.1        1,063.4
 Long-term debt                                                           2,219.5       2,526.1         2,214.5        2,521.2
 Payables under securities loan agreement                                   696.1         696.1           753.6          753.6
 Current income taxes                                                       383.2         388.4           444.8          444.8
 Other liabilities                                                        3,135.7       3,162.5         3,007.0        3,025.2
 Minority and participating policyholders' interests                        160.3         160.3           148.4          148.4
 Separate Accounts liabilities                                           46,717.0      46,717.0        44,936.0       44,936.0
------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                        94,576.3      94,608.3        93,466.0       93,484.2
------------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary limited liability company holding primarily
 debentures guaranteed by Aetna                                             275.0         275.0           275.0          275.0
------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 4 and 12)
Shareholders' Equity:
 Class C voting mandatorily convertible preferred stock ($.01 par value; 15,000,000 shares authorized; 11,613,084 in 1999 and
  11,614,816 in 1998 issued and outstanding)                                862.0         862.0           862.1          862.1
 Common stock ($.01 par value; 500,000,000 shares authorized;
  140,983,921 in 1999 and  141,272,628 in 1998 issued and outstanding)    3,267.9       3,267.9         3,292.4        3,292.4
 Accumulated other comprehensive income                                     (20.7)        (20.7)          177.8          177.8
 Retained earnings                                                        7,184.2       7,194.0         7,056.6        7,056.6
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                               11,293.4      11,303.2        11,388.9       11,388.9
------------------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred securities and
 shareholders' equity                                                  $106,144.7    $106,186.5      $105,129.9     $105,148.1
==============================================================================================================================

See Notes to Consolidated Financial Statements.            Page 11

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(3)   EARNINGS PER COMMON SHARE (AS RESTATED)

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three months ended March 31 was as follows:


                                                                                 Income            Shares        Per Common
(Millions, except per common share data)                                    (Numerator)      (Denominator)     Share Amount
---------------------------------------------------------------------------------------------------------------------------
1999
Net income                                                                      $169.6
Less:  preferred stock dividends                                                  13.8
                                                                                ------
Basic EPS
   Income applicable to common ownership                                        $155.8              141.4             $1.10
                                                                                ======                                =====
Effect of dilutive securities:
   Stock options and other (1)                                                                        1.2
                                                                                                   ------
Diluted EPS (2)
  Income applicable to common ownership and assumed conversions                 $155.8              142.6             $1.09
===========================================================================================================================
1998
Net income                                                                      $157.7
Less:  preferred stock dividends                                                  13.9
                                                                                ------
Basic EPS
   Income applicable to common ownership                                        $143.8              145.6             $ .99
                                                                                ======                               ======
Effect of dilutive securities:
   Stock options and other (1)                                                                        1.2
                                                                                                   ------
Diluted EPS (2)
  Income applicable to common ownership and assumed conversions                 $143.8              146.8             $ .98
===========================================================================================================================

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

(4)   ACQUISITIONS AND DISPOSITIONS

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

(4)   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation included approximately $35 million pretax related to an unfavorable contract with an affiliate of NYL for providing pharmaceutical benefits services (the "pharmacy contract"). As a condition of closing the transaction, the pharmacy contract was extended from January 1, 2000 through December 31, 2003 (the "extension period"). The terms of the extension period were believed to reflect an appropriate market price, however the terms of the pharmacy contract prior to January 1, 2000 were determined to be unfavorable. The purchase price allocation related to the pharmacy contract is being amortized over the period from closing to December 31, 1999. For the three months ended March 31, 1999, approximately $5 million pretax was amortized as a reduction of pharmacy costs. Also, a $64 million liability related to the expected costs associated with involuntarily terminating certain NYLCare employees and exiting certain leased NYLCare facilities was established as part of the purchase price allocation. These costs will be charged to this liability as actions are taken and were not significant to the Company's combined revenues or operating results.

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

Aetna Retirement Services

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash, subject to adjustment as provided by the related agreements. The transaction was generally in the form of an indemnity reinsurance arrangement, under which Lincoln contractually assumed from the Company certain policyholder liabilities and obligations, although the Company remains directly obligated to policyholders. Assets related to and supporting the life policies were transferred to Lincoln and the Company recorded a reinsurance receivable from Lincoln. The transaction resulted in an after-tax gain on the sale of approximately $152 million, of which $88 million was deferred and is being recognized over approximately 15 years. Premiums ceded and reinsurance recoveries made during 1999 totaled $135 million and $90 million, respectively.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(4)   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

(5)   INVESTMENTS

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


                                                          March 31, 1999              December 31, 1998
                                                 -----------------------------    ---------------------------
                                                       Total                             Total
                                                    Recorded          Specific        Recorded      Specific
(Millions)                                        Investment          Reserves      Investment      Reserves
------------------------------------------------------------------------------------------------------------
Supporting discontinued products                   $158.6                $22.2        $161.9           $22.9
Supporting experience-rated products                 92.6                 19.3          95.7            21.7
Supporting remaining products                        43.9                  2.2          43.6             3.2
------------------------------------------------------------------------------------------------------------
Total impaired loans                               $295.1(1)             $43.7        $301.2(1)        $47.8
============================================================================================================

(1) Includes impaired loans of $99.8 million and $96.0 million, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the three months ended March 31, 1999 and 1998 is summarized below:


                                                                       Supporting
                                                       Supporting     Experience-     Supporting
                                                     Discontinued           Rated      Remaining
(Millions)                                               Products        Products       Products       Total
------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                               $29.5            $29.6          $7.8        $66.9
Credited to net realized capital loss                          -                -             -            -
Charged (credited) to other accounts                           -                -            .6           .6
Principal write-offs                                         (.6)            (2.4)         (1.4)        (4.4)
------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                                  $28.9            $27.2          $7.0        $63.1
============================================================================================================

Balance at December 31, 1997                               $68.7            $31.6         $14.2       $114.5
Credited to net realized capital loss                          -                -          (2.0)        (2.0)
Charged (credited) to other accounts                       (30.0)(1)         (2.0)(1)       4.8        (27.2)
Principal write-offs                                         (.4)               -          (1.1)        (1.5)
------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                                  $38.3            $29.6         $15.9      $  83.8
============================================================================================================

(1) Reflects adjustments to reserves related to assets supporting discontinued products and experience-rated products, which do not affect the Company's results of operations.

(2) Total reserves at March 31, 1999 and 1998 include $43.7 million and $49.7 million of specific reserves, respectively, and $19.4 million and $34.1 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                                      Three Months Ended                               Three Months Ended
                                                        March 31, 1999                                   March 31, 1998
                                         ------------------------------------------     -----------------------------------------
                                           Average                                        Average
                                          Impaired         Income              Cash      Impaired            Income          Cash
(Millions)                                  Loans          Earned          Received         Loans            Earned      Received
---------------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products            $160.1           $2.7              $2.7       $186.7               $3.3          $3.5
Supporting experience-rated products          95.7            1.9               1.8        108.9                3.0           2.9
Supporting remaining products                 36.1             .8                .6         59.8                2.5           2.4
---------------------------------------------------------------------------------------------------------------------------------
Total                                       $291.9           $5.4              $5.1       $355.4               $8.8          $8.8
=================================================================================================================================


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

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(7)   ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:


                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
(Millions)                                                                                       1999              1998
--------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                                 $ (95.5)            $127.4
Less:  reclassification adjustment for gains and other items included in net income (2)            24.8               62.2
--------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                                                     $(120.3)            $ 65.2
==========================================================================================================================

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

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 1999, the receivable from continuing products, net of related deferred taxes payable of $58 million on the accrued interest income, was $498 million. At December 31, 1998, the receivable from continuing products, net of related deferred taxes payable of $55 million on accrued interest income, was $493 million. These amounts were eliminated in consolidation.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(8)   DISCONTINUED PRODUCTS (CONTINUED)

Results of discontinued products were as follows (pretax, in millions):


                                                                                   Charged (Credited)
                                                                                       to Reserve for
Three months ended March 31, 1999                                   Results             Future Losses                Net (1)
---------------------------------------------------------------------------------------------------------------------------
Net investment income                                               $122.1               $    -                      $122.1
Net realized capital gains                                            10.2                (10.2)                          -
Interest earned on receivable from continuing products                 8.4                    -                         8.4
Other income                                                          10.4                    -                        10.4
---------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                      151.1                (10.2)                      140.9
---------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                          130.2                  7.3                       137.5
Operating expenses                                                     3.4                    -                         3.4
---------------------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                        133.6                  7.3                       140.9
---------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                     $17.5               $(17.5)                     $    -
===========================================================================================================================

Three months ended March 31, 1998
---------------------------------------------------------------------------------------------------------------------------
Net investment income                                               $137.7               $    -                      $137.7
Net realized capital gains                                            65.1                (65.1)                          -
Interest earned on receivable from continuing products                 8.6                    -                         8.6
Other income                                                           5.9                    -                         5.9
---------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                      217.3                (65.1)                      152.2
---------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                          147.5                  1.6                       149.1
Operating expenses                                                     3.1                    -                         3.1
---------------------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                        150.6                  1.6                       152.2
---------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                     $66.7               $(66.7)                     $    -
===========================================================================================================================

(1) Amounts are reflected in the March 31, 1999 and 1998 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which is eliminated in consolidation.

Assets and liabilities supporting discontinued products at March 31, 1999 and December 31, 1998 were as follows (1):

                                                                                 March 31,         December 31,
(Millions)                                                                           1999                 1998
--------------------------------------------------------------------------------------------------------------
Debt securities available for sale                                               $5,550.8             $5,890.5
Mortgage loans                                                                      763.2                754.2
Real estate                                                                         103.4                104.2
Short-term and other investments                                                    331.3                350.7
--------------------------------------------------------------------------------------------------------------
Total investments                                                                 6,748.7              7,099.6
Short term investments under securities loan agreement                                  -                143.9
Current and deferred income taxes                                                   190.4                187.5
Receivable from continuing products (2)                                             556.4                548.0
--------------------------------------------------------------------------------------------------------------
Total assets                                                                     $7,495.5             $7,979.0
==============================================================================================================

Future policy benefits                                                           $4,636.3             $4,653.5
Policyholders' funds left with the Company                                        1,389.5              1,546.0
Reserve for anticipated future losses on discontinued products                    1,231.6              1,214.1
Payables under securities loan agreement                                                -                143.9
Other                                                                               238.1                421.5
--------------------------------------------------------------------------------------------------------------
Total liabilities                                                                $7,495.5             $7,979.0
==============================================================================================================

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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 1999 was as follows (pretax):


(Millions)
----------------------------------------------------------------------------------
Reserve at December 31, 1998                                              $1,214.1
Operating income                                                                .6
Net realized capital gains                                                    10.2
Mortality and other                                                            6.7
----------------------------------------------------------------------------------
Reserve at March 31, 1999                                                 $1,231.6
==================================================================================

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

Balance Sheets Information:


                                                                                        As Restated
                                                                              -------------------------------
                                                                               March 31,           December 31,
                                                                                    1999                 1998
-------------------------------------------------------------------------------------------------------------
Total investments (excluding Separate Accounts)                                $36,622.8             $38,349.7
Total assets                                                                    94,480.0              93,190.9
Total insurance liabilities                                                     38,178.0              38,566.9
Total liabilities                                                               92,290.9              90,770.3
Total redeemable preferred stock                                                   275.0                 275.0
Total shareholder's equity                                                       1,905.5               2,145.6
-------------------------------------------------------------------------------------------------------------


Statements of Income Information:


                                                                                    Three Months Ended
                                                                                           March 31,
                                                                                ------------------------------
                                                                                    1999               1998
--------------------------------------------------------------------------------------------------------------
Total revenue                                                                   $2,653.2              $2,467.7
Total benefits and expenses                                                      2,465.2               2,230.3
Income before income taxes                                                         187.9                 237.3
Net income                                                                         128.5                 162.3
--------------------------------------------------------------------------------------------------------------

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

(10)  SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three months ended March 31 was as follows:


                                              As Restated        Aetna                                               As Restated
                                               Aetna U.S.   Retirement           Aetna   Large Case   Corporate            Total
(Millions)                                     Healthcare     Services   International     Pensions   and Other(1)       Company
--------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from external customers                 $4,295.7       $155.3          $445.2       $ 33.1      $   .3         $4,929.6
Net investment income                               140.7        215.4            94.5        256.6         3.0            710.2
Equity in subsidiaries                                  -            -            30.5            -           -             30.5
--------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital
 gains (losses)                                  $4,436.4       $370.7          $570.2       $289.7      $  3.3         $5,670.3
================================================================================================================================

Operating earnings (2)                           $  123.7       $ 53.0          $ 45.6       $ 22.5      $(59.5)        $  185.3
Other item (3)                                      (17.5)        (5.7)           (2.6)         (.2)        (.9)           (26.9)
Realized capital gains (losses), net of tax           4.7          1.9            (1.4)         6.0           -             11.2
--------------------------------------------------------------------------------------------------------------------------------
Net income                                       $  110.9       $ 49.2          $ 41.6       $ 28.3      $(60.4)        $  169.6
================================================================================================================================

1998
Revenues from external customers                 $3,181.3       $203.0          $351.2       $ 44.6      $   .3         $3,780.4
Net investment income                               121.7        267.6            90.2        303.7         1.4            784.6
Equity in subsidiaries                                  -            -            28.1            -           -             28.1
--------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital
 gains (losses)                                  $3,303.0       $470.6          $469.5       $348.3      $  1.7         $4,593.1
================================================================================================================================

Operating earnings (losses) (2)                  $   90.7       $ 63.8          $ 37.5       $ 22.6      $(61.5)        $  153.1
Other item (3)                                       (8.8)        (4.1)           (1.7)         (.1)       (1.6)           (16.3)
Realized capital gains (losses), net of tax           7.1         (1.4)           (7.8)        24.7        (1.7)            20.9
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $   89.0       $ 58.3          $ 28.0       $ 47.2      $(64.8)        $  157.7
================================================================================================================================


(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings are comprised of net income (loss) excluding net realized capital gains and losses and other item. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3)   Other item includes Year 2000 costs for all segments.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(11)  COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In connection with the sale of its property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represented the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. Lease payments will be charged to this reserve as they are made over the remaining lease term. At March 31, 1999 and December 31, 1998, the balance in this facilities reserve was $283 million and $288 million, respectively.

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

As discussed in Note 2, the accompanying condensed consolidated financial statements have been restated.


                                                  /s/ KPMG LLP


Hartford, Connecticut
April 27, 1999, except to
Note 2, which is as of February 7, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three months ended March 31, 1999 and 1998. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Aetna Inc.'s 1998 Annual Report on Form 10-K/A.

RESTATEMENT

Following a review by the staff of the Securities and Exchange Commission, the Company concluded that it would restate its 1999 Form 10-Qs (the "Restatement"). For additional information concerning the Restatement refer to "Significant Financial and Accounting Developments" contained elsewhere in this Form 10-Q/A.

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

Consolidated Results

The Company reported net income of $170 million for the three months ended March 31, 1999 compared to $158 million for the same period in 1998. Net income per diluted common share for the three months ended March 31, 1999 was $1.09, compared with $.98 a year ago.

Net income reflects Year 2000 costs of $27 million for the first three months of 1999 and $16 million for the first three months of 1998. Results also included net realized capital gains of $11 million for the three months ended March 31, 1999 and $21 million for the three months ended March 31, 1998. Excluding these items, earnings were $185 million for the three months ended March 31, 1999 compared to $153 million for the same period in 1998.

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

In July 1998, the Company acquired New York Life Insurance Company's ("NYL") NYLCare health business ("NYLCare"). The total purchase price was approximately $1.1 billion. Since the closing, the Company's results have been affected by, among other things, the operating results of NYLCare, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created by the transaction. The operations of NYLCare are reflected in the Aetna U.S. Healthcare segment while the financing costs are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare" and "Corporate," as well as Note 4 of Condensed Notes to Consolidated Financial Statements, for further discussion.

Aetna Retirement Services

In October 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation for approximately $1 billion. The principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement. For more details about the transaction and the indemnity reinsurance arrangement, refer to "Aetna Retirement Services" and
Note 4 of Condensed Notes to Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA U.S. HEALTHCARE

Operating Summary


                                                                                             As Restated
                                                                                    Three Months Ended March 31,
                                                                           -----------------------------------------------
(Millions)                                                                     1999 (1)             1998          % Change
--------------------------------------------------------------------------------------------------------------------------
Premiums                                                                   $3,912.6             $2,839.0              37.8%
Net investment income                                                         140.7                121.7              15.6
Fees and other income                                                         383.1                342.3              11.9
Net realized capital gains                                                      7.4                 11.0             (32.7)
--------------------------------------------------------------------------------------------------------------------------
Total revenue                                                               4,443.8              3,314.0              34.1
--------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                 3,364.6              2,442.9              37.7
Operating expenses                                                            770.9                610.7              26.2
Amortization of goodwill and other acquired intangible assets                 101.9                 90.7              12.3
--------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                 4,237.4              3,144.3              34.8
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    206.4                169.7              21.6
Income taxes                                                                   95.5                 80.7              18.3
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $  110.9             $   89.0              24.6%
==========================================================================================================================
Net realized capital gains, net of tax (included above)                    $    4.7             $    7.1             (33.8)%
==========================================================================================================================


(1)   Results include the acquired NYLCare health business.

Aetna U.S. Healthcare's net income for the three months ended March 31, 1999 increased $22 million compared to the same period for 1998. Net income includes Year 2000 costs of $18 million for the three months ended March 31, 1999 and $9 million for the three months ended March 31, 1998. Excluding Year 2000 costs and net realized capital gains, results for the three months ended March 31, 1999 increased $33 million, or 36%, compared to the same period in 1998. The 1999 results reflect the inclusion of NYLCare.

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


                                                                               As Restated
                                                                      Three Months Ended March 31,
                                                                  ------------------------------------
(Millions)                                                               1999 (1)                1998
------------------------------------------------------------------------------------------------------
Operating earnings:
  Health Risk                                                         $ 126.1                 $  83.9
  Group Insurance and Other Health                                       80.1                    81.6
------------------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare                                           $ 206.2                 $ 165.5
======================================================================================================

Commercial HMO Premium PMPM                                           $138.70                 $135.07
------------------------------------------------------------------------------------------------------
Commercial HMO Medical Cost PMPM                                      $114.13                 $112.24
------------------------------------------------------------------------------------------------------
Commercial HMO Medical Loss Ratio                                        82.3%                   83.1%
------------------------------------------------------------------------------------------------------

Medicare HMO Premium PMPM                                             $485.32                 $469.10
------------------------------------------------------------------------------------------------------
Medicare HMO Medical Cost PMPM                                        $437.26                 $435.13
------------------------------------------------------------------------------------------------------
Medicare HMO Medical Loss Ratio                                          90.1%                   92.8%
------------------------------------------------------------------------------------------------------

(1)   Operating results include the acquired NYLCare health business.

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

Commercial HMO

Commercial HMO premium per member per month ("PMPM") increased 3% for the three months ended March 31, 1999 compared to the corresponding period of 1998. This increase was primarily due to premium rate increases, offset in part by customers selecting lower premium plans, a shift in the geographic mix of membership growth as well as the addition of NYLCare members. Commercial HMO medical cost PMPM increased by 2% for the three months ended March 31, 1999 compared to the corresponding period of 1998. The 1999 increase was primarily due to medical and pharmacy cost inflation as well as the addition of NYLCare members. These increases were partially offset by medical cost initiatives. The Commercial HMO medical loss ratio improved .8% for the three months ended March 31, 1999 compared to the corresponding period of 1998 reflecting the benefit of rate increases and medical cost initiatives, partially offset by the addition of NYLCare members.

Medicare HMO

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA U.S. HEALTHCARE (CONTINUED)

Membership

Aetna U.S. Healthcare's membership was as follows:


                                            March 31, 1999 (1)                              March 31, 1998
                               ------------------------------------------     -------------------------------------------
(Thousands)                           Risk         Nonrisk          Total            Risk        Nonrisk            Total
-------------------------------------------------------------------------------------------------------------------------
HMO
   Commercial (2)                    5,344             705          6,049           3,851            523            4,374
   Medicare                            546               -            546             399             16              415
   Medicaid                            140              25            165              94              -               94
-------------------------------------------------------------------------------------------------------------------------
       Total HMO                     6,030             730          6,760           4,344            539            4,883
POS                                    225           2,455          2,680             274          2,527            2,801
PPO                                    945           2,942          3,887             598          2,867            3,465
Indemnity                              167           2,071          2,238             269          2,237            2,506
-------------------------------------------------------------------------------------------------------------------------
  Total Health Membership            7,367           8,198         15,565           5,485          8,170           13,655
=========================================================================================================================
Group Insurance:
   Group Life                                                       9,740                                           9,554
   Disability                                                       2,630                                           2,699
   Long-Term Care                                                      92                                              99
-------------------------------------------------------------------------------------------------------------------------


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

Acquisition of the NYLCare Health Business

On July 15, 1998, the Company acquired NYLCare for a purchase price of $1.08 billion in cash, subject to adjustment as provided in the transaction agreements. Originally, in addition to the cash purchase price, payments totaling up to $300 million (up to $150 million in each of two years) were potentially payable to the extent that predetermined earnings and membership targets in future periods were achieved (the "Earnout").

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

AETNA RETIREMENT SERVICES

Operating Summary


                                                                         Three Months Ended March 31,
                                                                 ---------------------------------------------
(Millions)                                                                1999           1998 (1)     % Change
--------------------------------------------------------------------------------------------------------------
Premiums (2)                                                        $    23.6       $    40.3            (41.4)%
Net investment income                                                   215.4           267.6            (19.5)
Fees and other income                                                   131.7           162.7            (19.1)
Net realized capital gains (losses)                                       2.9            (2.2)               -
--------------------------------------------------------------------------------------------------------------
        Total revenue                                                   373.6           468.4            (20.2)
--------------------------------------------------------------------------------------------------------------
Current and future benefits (2)                                         183.0           250.3            (26.9)
Operating expenses                                                       92.5           101.7             (9.0)
Amortization of deferred policy acquisition costs                        24.9            34.0            (26.8)
--------------------------------------------------------------------------------------------------------------
        Total benefits and expenses                                     300.4           386.0            (22.2)
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                               73.2            82.4            (11.2)
Income taxes                                                             24.0            24.1              (.4)
--------------------------------------------------------------------------------------------------------------
Net income                                                          $    49.2       $    58.3            (15.6)%
==============================================================================================================
Net realized capital gains (losses), net of tax (included above)    $     1.9       $    (1.4)               -%
==============================================================================================================
Deposits not included in premiums above:
    Annuities -- fixed options                                      $   545.2       $   333.1             63.7%
    Annuities -- variable options                                     1,484.1           907.1             63.6
    Individual life insurance                                               -           131.1           (100.0)
--------------------------------------------------------------------------------------------------------------
        Total                                                       $ 2,029.3       $ 1,371.3             48.0%
==============================================================================================================
Assets under management: (3)
    Annuities -- fixed options                                      $12,305.8       $12,069.9              2.0%
    Annuities -- variable options (4)                                27,238.7        22,852.1             19.2
    Other investment advisory                                        15,615.9        10,784.8             44.8
--------------------------------------------------------------------------------------------------------------
       Financial services                                            55,160.4        45,706.8             20.7
       Individual life insurance                                            -         2,769.3           (100.0)
--------------------------------------------------------------------------------------------------------------
        Total assets under management                                55,160.4        48,476.1             13.8
--------------------------------------------------------------------------------------------------------------
Assets under administration (5)                                       4,000.9         3,405.6             17.5
--------------------------------------------------------------------------------------------------------------
Total assets under management and administration                    $59,161.3       $51,881.7             14.0%
==============================================================================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA RETIREMENT SERVICES (CONTINUED)

ARS' earnings, excluding Year 2000 costs and net realized capital gains or losses, were as follows:


                                                  Three Months Ended March 31,
                                              -----------------------------------
(Millions)                                            1999                   1998
---------------------------------------------------------------------------------
Financial services                                   $53.0                  $40.8
Individual life insurance (1)                            -                   23.0
---------------------------------------------------------------------------------
    Total                                            $53.0                  $63.8
=================================================================================


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

Sale of Individual Life Insurance Business

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation ("Lincoln") for $1 billion in cash. The sale resulted in an after-tax gain of approximately $152 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $88 million of the gain and is recognizing it over approximately 15 years. Approximately $2 million of the gain was recognized during the first three months of 1999. Revenues from the business sold were $135 million for the three months ended March 31, 1998. For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AETNA INTERNATIONAL

Operating Summary


                                                                             Three Months Ended March 31,
                                                                   --------------------------------------------------
(Millions)                                                                  1999               1998          % Change
---------------------------------------------------------------------------------------------------------------------
Premiums                                                                  $416.6             $319.3              30.5%
Net investment income                                                      125.0              118.3               5.7
Fees and other income                                                       28.6               31.9             (10.3)
Net realized capital losses                                                 (2.5)             (12.3)             79.7
---------------------------------------------------------------------------------------------------------------------
        Total revenue                                                      567.7              457.2              24.2
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                342.2              277.7              23.2
Operating expenses                                                         140.2              114.6              22.3
Interest expenses                                                            2.3                2.7             (14.8)
Amortization of goodwill and other acquired intangible assets                5.1                5.1                 -
Amortization of deferred policy acquisition costs                           25.0               18.3              36.6
---------------------------------------------------------------------------------------------------------------------
        Total benefits and expenses                                        514.8              418.4              23.0
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  52.9               38.8              36.3
---------------------------------------------------------------------------------------------------------------------
Income taxes                                                                11.3               10.8               4.6
---------------------------------------------------------------------------------------------------------------------
Net income                                                                $ 41.6             $ 28.0              48.6%
=====================================================================================================================
Net realized capital losses, net of tax (included above)                  $ (1.4)            $ (7.8)             82.1%
=====================================================================================================================


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

Further currency devaluations in Brazil, or in other countries where the Company has established operations, could adversely affect future operating earnings when translated into U.S. dollars. Refer to "Aetna International" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1998 Annual Report on Form 10-K/A for additional information.

Earnings by major geographic location, excluding Year 2000 costs and net realized capital losses, were as follows:


                                                              Three Months Ended March 31,
                                                         -------------------------------------
(Millions)                                                        1999                   1998
----------------------------------------------------------------------------------------------
Asia Pacific (1)                                                 $ 9.0                  $12.3
Americas (2)                                                      44.1                   28.6
Other (3)                                                         (7.5)                  (3.4)
----------------------------------------------------------------------------------------------
    Total                                                        $45.6                  $37.5
==============================================================================================

(1) Includes China, Hong Kong, Indonesia, Malaysia, New Zealand, Philippines, Taiwan and Thailand.

(2)   Includes Argentina, Brazil, Canada, Chile, Mexico, Peru, Poland and
      Venezuela.

(3)   Includes general and other miscellaneous expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LARGE CASE PENSIONS

Operating Summary


                                                                        Three Months Ended March 31,
                                                                ---------------------------------------------
(Millions)                                                         1999                1998          % Change
-------------------------------------------------------------------------------------------------------------
Premiums                                                      $    28.6           $    40.0             (28.5)%
Net investment income                                             256.6               303.7             (15.5)
Fees and other income                                               4.5                 4.6              (2.2)
Net realized capital gains                                          9.2                37.9             (75.7)
-------------------------------------------------------------------------------------------------------------
        Total revenue                                             298.9               386.2             (22.6)
-------------------------------------------------------------------------------------------------------------
Current and future benefits                                       251.5               306.0             (17.8)
Operating expenses                                                  3.1                 6.0             (48.3)
-------------------------------------------------------------------------------------------------------------
        Total benefits and expenses                               254.6               312.0             (18.4)
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                         44.3                74.2             (40.3)
Income taxes                                                       16.0                27.0             (40.7)
-------------------------------------------------------------------------------------------------------------
Net income                                                    $    28.3           $    47.2             (40.0)%
=============================================================================================================
Net realized capital gains, net of tax (included above)       $     6.0           $    24.7             (75.7)%
=============================================================================================================
Deposits not included in premiums above                       $   265.4           $   267.4               (.7)%
=============================================================================================================
Assets under management (1) (2)                               $27,793.3           $30,008.9              (7.4)%
=============================================================================================================

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

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):


                                                                                    Three Months Ended March 31,
                                                                              -------------------------------------
(Millions)                                                                               1999                  1998
-------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities and benefit payments (1)                                 $241.2                $237.1
Contractholder withdrawals other than scheduled contract maturities
   and benefit payments                                                                  75.3                  72.7
Participant directed withdrawals                                                         22.4                  27.8
-------------------------------------------------------------------------------------------------------------------


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

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 1999 was as follows (pretax):


(Millions)
----------------------------------------------------------------------------------
Reserve at December 31, 1998                                             $ 1,214.1
Operating income                                                                .6
Net realized capital gains                                                    10.2
Mortality and other                                                            6.7
----------------------------------------------------------------------------------
Reserve at March 31, 1999                                                $ 1,231.6
==================================================================================


The discontinued products investment portfolio is as follows:


(Millions)                                                    March 31, 1999                               December 31, 1998
--------------------------------------------------------------------------------------------------------------------------------
Class                                                       Amount          Percent                      Amount          Percent
--------------------------------------------------------------------------------------------------------------------------------
Debt Securities                                          $ 5,550.8             82.3%                  $ 5,890.5             83.0%
Mortgage Loans                                               763.2             11.3                       754.2             10.6
Real Estate                                                  103.4              1.5                       104.2              1.5
Equities                                                     141.3              2.1                        98.5              1.4
Short-term and other investments                             190.0              2.8                       252.2              3.5
--------------------------------------------------------------------------------------------------------------------------------
Total                                                    $ 6,748.7            100.0%                  $ 7,099.6            100.0%
================================================================================================================================


The investment portfolio declined in 1999 as assets were used to pay off contractual liabilities.

Distributions on discontinued products were as follows:


                                                                                Three Months Ended March 31,
                                                                             --------------------------------
(Millions)                                                                             1999              1998
-------------------------------------------------------------------------------------------------------------
Scheduled contract maturities, settlements and benefit payments                     $ 310.5           $ 467.5
Participant directed withdrawals                                                        4.3               6.4
-------------------------------------------------------------------------------------------------------------


Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Refer to Note 8 of Condensed Notes to Consolidated Financial Statements and "General Account Investments" for additional information.

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

The results of discontinued products were as follows:


                                                                                      Three Months Ended March 31,
                                                                                ----------------------------------
(Millions)                                                                             1999                   1998
------------------------------------------------------------------------------------------------------------------
Interest deficit (1)                                                                 $ (5.3)               $ (6.4)
Net realized capital gains                                                              6.6                  42.3
Interest earned on receivable from continuing products                                  5.5                   5.6
Other, net                                                                              4.6                   (.3)
------------------------------------------------------------------------------------------------------------------
Results of discontinued products, after tax                                          $ 11.4                $ 41.2
==================================================================================================================
Results of discontinued products, pretax                                             $ 17.5                $ 66.7
==================================================================================================================
Net realized capital gains from sales of bonds, after tax (included above)           $  5.5                $ 23.1
==================================================================================================================

(1) The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

The interest deficit for 1999 remained relatively level compared to 1998. Net realized capital gains for the three months ended March 31, 1998 reflect gains of $21 million related to continued favorable developments in real estate markets.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $498 million at March 31, 1999, net of related deferred taxes payable.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CORPORATE

Operating Summary


                                                                   Three Months Ended March 31,
                                                       -------------------------------------------------
(Millions, after tax)                                          1999             1998           % Change
--------------------------------------------------------------------------------------------------------
Interest expense                                              $40.6            $35.2               15.3%
========================================================================================================
Other operating expenses, net                                 $19.8            $27.9              (29.0)%
Net realized capital losses                                       -              1.7             (100.0)
--------------------------------------------------------------------------------------------------------
Total other expense                                           $19.8            $29.6              (33.1)%
========================================================================================================


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

Total Investments

                                                                              As Restated
                                                                 -------------------------------------
                                                                    March 31,              December 31,
(Millions)                                                              1999                      1998
-------------------------------------------------------------------------------------------------------
Debt securities                                                    $31,117.9                 $32,180.8
Equity securities                                                      813.7                     800.5
Short-term investments                                                 790.6                     942.2
Mortgage loans                                                       3,517.3                   3,553.0
Real estate                                                            317.2                     270.3
Policy loans                                                           471.7                     458.7
Other                                                                1,335.1                   1,300.3
-------------------------------------------------------------------------------------------------------
Total investments                                                  $38,363.5                 $39,505.8
=======================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Debt Securities

Debt securities represented 81% of the Company's total general account invested assets at March 31, 1999 and December 31, 1998. Debt securities were as follows:

                                                             March 31,              December 31,
(Millions)                                                        1999                      1998
------------------------------------------------------------------------------------------------
Supporting discontinued products                             $ 5,550.8                 $ 5,890.5
Supporting experience-rated products                          12,759.3                  13,197.3
Supporting remaining products                                 12,807.8                  13,093.0
------------------------------------------------------------------------------------------------
   Total debt securities (1)                                 $31,117.9                 $32,180.8
================================================================================================

(1) Total debt securities include "Below Investment Grade" securities of $2.0 billion at March 31, 1999 and December 31, 1998 of which 46.5% at March 31, 1999 and 50.8% at December 31, 1998 support discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K/A for a discussion of "Below Investment Grade" securities.

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

Mortgage Loans

At March 31, 1999 and December 31, 1998, the Company's mortgage loan investments, net of impairment reserves, were as follows:


                                                        March 31,              December 31,
(Millions)                                                   1999                      1998
-------------------------------------------------------------------------------------------
Supporting discontinued products                         $  763.2                  $  754.2
Supporting experience-rated products                      1,150.1                   1,183.3
Supporting remaining products                             1,604.0                   1,615.5
-------------------------------------------------------------------------------------------
   Total mortgage loan investments                       $3,517.3                  $3,553.0
===========================================================================================


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Problem, restructured, and potential problem loans included in mortgage loans were $295 million at March 31, 1999 and $301 million at December 31, 1998 of which 85% at March 31, 1999 and 86% at December 31, 1998 support discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K/A for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $44 million at March 31, 1999 and $48 million at December 31, 1998. (Refer to Note 5 of Condensed Notes to Consolidated Financial Statements).

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

Based on the Company's overall exposure to interest rate, equity price and foreign exchange risks, the Company believes that these hypothetical changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of March 31, 1999. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K/A for a more complete discussion of "Risk Management and Market Sensitive Instruments".

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

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill and other acquired intangible assets were $9.2 billion at March 31, 1999, or approximately 81% of consolidated shareholders' equity. The amortization of goodwill and other acquired intangible assets was $108 million for the three months ended March 31, 1999, or approximately 38% of pretax income. The amortization of other acquired intangible assets reflects management's estimate of the useful life of acquired intangible assets (primarily customer lists, health provider networks and computer systems), generally over various periods not exceeding 25 years. Management's estimate of the useful life of goodwill, which represents the excess of cost over the fair value of net assets acquired, is over periods not exceeding 40 years. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether future operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse affect on results of operations and financial condition.

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

FORWARD-LOOKING INFORMATION/RISK FACTORS

Refer to "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1998 Annual Report on Form 10-K/A for factors that could cause actual Year 2000 results to differ from the Company's expectations. The "Forward-Looking Information/Risk Factors" and "Regulatory Environment" portions of that Annual Report also contain a general discussion of other important risks related to the Company's businesses.


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


                                                 As Restated
                                              Three Months Ended
                                                   March 31,                    Years Ended December 31,
                                              -------------------    ------------------------------------------
Aetna Inc.                                     1999       1998         1998      1997     1996     1995   1994
---------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges             4.05       4.05         4.96      5.74     2.45     4.97    4.74
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends        3.26       3.18         3.94      4.46     2.10     4.97    4.74
---------------------------------------------------------------------------------------------------------------


                                                Three Months Ended
                                                    March 31,                   Years Ended December 31,
                                             ------------------------     ------------------------------------
Aetna Services, Inc.                         1999                1998          1998           1997        1996
--------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges           3.04                3.77          4.31           5.78        2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends      3.04                3.77          4.31           5.78        2.44
--------------------------------------------------------------------------------------------------------------


For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (Refer to Note 16 of Notes to Consolidated Financial Statements in Aetna Inc.'s 1998 Annual Report on Form 10-K/A.) During 1995 and 1994 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

(c)     Ratings

The ratings of certain Aetna Inc.'s subsidiaries follow:

                                                                                        Rating Agencies
                                                                   ----------------------------------------------------
                                                                                              Moody's
                                                                                    Duff &    Investors    Standard
                                                                      A.M. Best     Phelps    Service      & Poor's
-----------------------------------------------------------------------------------------------------------------------
Aetna Services, Inc. (senior debt)**
    February 1, 1999 (1)                                                  *           A            A3          A
    April 27, 1999 (1)                                                    *           A            A3          A

Aetna Services, Inc. (commercial paper)**
    February 1, 1999 (1)                                                  *          D-1          P-2         A-1
    April 27, 1999 (1)                                                    *          D-1          P-2         A-1

Aetna Life Insurance Company (claims paying/financial strength)
    February 1, 1999 (1)                                                  A          AA-           A1         A+
    April 27, 1999 (1)                                                    A          AA-           A1         A+

Aetna Life Insurance and Annuity Company
        (claims paying/financial strength)
    February 1, 1999 (1)                                                  A           AA          Aa3         AA-
    April 27, 1999 (1)                                                    A           AA          Aa3         AA-

-----------------------------------------------------------------------------------------------------------------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits



         (10)          Material Contracts.

         10.1 1999 Director Charitable Award Program, incorporated herein by reference to the Company's Form 10-Q filed on April 28, 1999.*

         10.2 Employment Agreement, dated as of June 11, 1998, by and between the Company and Alan J. Weber, incorporated herein by reference to the Company's Form 10-Q filed on April 28, 1999.*

         10.3 $500,000,000 Credit Agreement dated as of April 1, 1999 among Aetna Services, Inc. as Borrower, Aetna Inc. as Guarantor, the banks listed on the signature pages thereof, Morgan Guaranty Trust Company of New York as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, Deutsche Bank AG, New York Branch, as Co-Administrative Agent, The Chase Manhattan Bank, as Senior Managing Agent and Citibank, N.A. as Syndication Agent, incorporated herein by reference to the Company's Form 10-Q filed on April 28, 1999.

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


                                                 Aetna Inc.
                                       ------------------------------
                                                 Registrant


Date February 15 , 2000              By    /s/  Alan M. Bennett
                                          ---------------------------
                                                 Alan M. Bennett
                                                 Vice President
                                                 and Corporate Controller
                                                 (Chief Accounting Officer)

                                   AETNA INC.

                                 EXHIBIT INDEX

===============================================================================


EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

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