Form 10-Q/A
period 1999-06-30
AETNA INC
filed 2000-02-15
CIK 1013761

============================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


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

          Yes [x]                                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)                     141,289,941
-------------------------------------                     -----------
            (Class)                       Shares Outstanding at January 31, 2000


================================================================================

                                TABLE OF CONTENTS






                                                                          Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.
           Consolidated Statements of Income                                4
           Consolidated Balance Sheets                                      5
           Consolidated Statements of Shareholders' Equity                  6
           Consolidated Statements of Cash Flows                            7
           Condensed Notes to Consolidated Financial Statements             8
           Independent Auditors' Review Report                             26

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.                  27

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk.                                              46


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.                                              47

Item 4.    Submission of Matters to a Vote of Security Holders.            48

Item 5.    Other Information.                                              49

Item 6.    Exhibits and Reports on Form 8-K.                               50

Signatures                                                                 51

SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENTS

Following a review by the staff of the Securities and Exchange Commission, Aetna Inc. and its subsidiaries (collectively, the "Company") concluded that it would restate its 1998 Form 10-K and 1999 Form 10-Qs. The purpose of this Form 10-Q/A is to restate the Company's second quarter 1999 and 1998 financial statements, and the corresponding year to date periods, and to add certain other disclosures (the "Restatement") to reflect, among other things and to the extent applicable, the following changes:

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

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 1999 second quarter Form 10-Q which has been affected by the Restatement. In order to preserve the nature and character of the disclosures originally set forth in the 1999 second quarter Form 10-Q filed on July 29, 1999, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the Restatement. The Company will file its 1999 Form 10-K on or before March 30, 2000.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                                As Restated
                                                                          --------------------------------------------------------
                                                                            Three Months Ended                Six Months Ended
                                                                                       June 30,                        June 30,
                                                                            -------------------               --------------------
(Millions, except per common share data)                                   1999             1998              1999            1998
-----------------------------------------------------------------------------------------------------------------------------------


Revenue:
   Premiums                                                           $ 4,580.5        $ 3,279.1        $  8,961.9    $    6,517.7
   Net investment income                                                  725.0            822.8           1,465.7         1,635.5
   Fees and other income                                                  625.3            544.8           1,173.5         1,086.6
   Net realized capital gains                                               9.8            172.6              26.9           204.3
----------------------------------------------------------------------------------------------------------------------------------
 Total revenue                                                          5,940.6          4,819.3          11,628.0         9,444.1
----------------------------------------------------------------------------------------------------------------------------------
Benefits and expenses:
   Current and future benefits                                          4,359.1          3,276.9           8,500.4         6,553.8
   Operating expenses:
     Salaries and related benefits                                        495.2            401.8             966.5           798.3
     Other                                                                585.4            506.6           1,152.9           988.3
   Interest expense                                                        64.1             56.5             128.7           113.4
   Amortization of goodwill and other acquired
    intangible assets                                                     105.7             96.9             213.4           193.1
   Amortization of deferred policy acquisition costs                       51.7             62.8             101.7           115.2
   Reduction of reserve for loss on discontinued products                 (77.2)               -             (77.2)              -
----------------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                             5,584.0          4,401.5          10,986.4         8,762.1
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                356.6            417.8             641.6           682.0
Income taxes (benefits):
   Current                                                                 47.3            169.2             152.6           295.5
   Deferred                                                                91.8             (7.4)            101.9           (27.2)
----------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                        139.1            161.8             254.5           268.3
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                            $   217.5        $   256.0        $    387.1    $      413.7
=================================================================================================================================
Net income applicable to common ownership                             $   203.7        $   242.1        $    359.5    $      385.9
==================================================================================================================================
Results per common share:
   Basic                                                              $    1.45        $    1.67        $     2.55    $       2.66
   Diluted                                                                 1.43             1.63              2.53            2.62
Dividends declared                                                          .20              .20               .40             .40
----------------------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

 Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          As Restated
                                                                                   --------------------------
                                                                                   June 30,       December 31,
(Millions)                                                                            1999               1998
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
  Debt securities available for sale, at fair value
 (amortized cost $29,830.0 and $30,730.1)                                       $ 29,826.8         $ 32,180.8
  Equity securities, at fair value (cost $824.4 and $762.6)                          879.6              800.5
  Short-term investments                                                             803.8              942.2
  Mortgage loans                                                                   3,440.1            3,553.0
  Real estate                                                                        311.1              270.3
  Policy loans                                                                       498.7              458.7
  Other                                                                            1,391.7            1,300.3
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                 37,151.8           39,505.8
------------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                        2,086.1            1,951.5
  Short-term investments under securities loan agreement                           1,139.4              753.6
  Accrued investment income                                                          476.9              537.1
  Premiums due and other receivables                                               1,694.3            1,478.1
  Reinsurance recoverables                                                         4,006.2            3,897.2
  Deferred income taxes                                                              331.0               46.6
  Deferred policy acquisition costs                                                1,975.5            1,768.6
  Goodwill and other acquired intangible assets                                    9,177.9            9,143.5
  Other assets                                                                       946.0            1,111.9
  Separate Accounts assets                                                        48,675.5           44,936.0
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                    $107,660.6         $105,129.9
===================================================================================================================================
Liabilities:
  Future policy benefits                                                        $ 18,716.5         $ 18,541.1
  Unpaid claims                                                                    3,888.5            3,953.9
  Unearned premiums                                                                  217.9              428.9
  Policyholders' funds left with the Company                                      16,609.6           17,632.5
------------------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                       39,432.5           40,556.4
------------------------------------------------------------------------------------------------------------------------------------
  Dividends payable to shareholders                                                   35.1               35.2
  Short-term debt                                                                  1,173.9            1,370.1
  Long-term debt                                                                   2,181.3            2,214.5
  Payables under securities loan agreement                                         1,139.4              753.6
  Current income taxes                                                               223.5              444.8
  Other liabilities                                                                3,104.9            3,007.0
  Minority and participating policyholders' interests                                162.9              148.4
  Separate Accounts liabilities                                                   48,675.5           44,936.0
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 96,129.0           93,466.0
------------------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary
 limited liability company holding primarily debentures guaranteed by Aetna          275.0              275.0
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 4 and 12)
Shareholders' Equity:
  Class C voting mandatorily convertible preferred stock ($.01 par value;
   15,000,000 shares authorized; 11,613,040 in 1999 and 11,614,816 in 1998
   issued and outstanding)                                                           862.0              862.1

  Common stock ($.01 par value; 500,000,000 shares authorized; 140,963,577 in
  1999 and 141,272,628 in 1998 issued and outstanding)                             3,263.0            3,292.4
  Accumulated other comprehensive income (loss)                                     (228.2)             177.8
  Retained earnings                                                                7,359.8            7,056.6
-----------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                        11,256.6           11,388.9
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred securities and shareholders' equity     $107,660.6         $105,129.9
==================================================================================================================================

See Condensed Notes to Consolidated Financial Statements.

 Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated Other
                                                              Class C Voting              Comprehensive Income (Loss)
                                                                 Mandatorily              ----------------------------
(Millions, except share data)                                     Convertible                  Unrealized
As Restated                                                        Preferred    Common      Gains (Losses)   Foreign    Retained
Six Months Ended June 30, 1999                     Total             Stock       Stock        on Securities   Currency    Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                     $11,388.9        $ 862.1      $ 3,292.4      $ 387.2      $ (209.4)    $ 7,056.6
Comprehensive income:
 Net income                                           387.1                                                                  387.1
 Other comprehensive loss, net of tax:
    Unrealized losses on securities
     ($(503.4) pretax) (1)                           (327.2)                                     (327.2)
    Foreign currency ($(121.0) pretax)                (78.8)                                                   (78.8)
                                                     -------
 Other comprehensive loss                            (406.0)
                                                     -------
Total comprehensive income                            (18.9)
                                                     =======
Common stock issued for benefit
         plans (569,495 shares)                        42.5                         42.5
Repurchase of common shares
         (880,000 shares)                             (72.0)                       (72.0)
Conversion of preferred securities (1,776
         preferred shares converted to 1,454                            (.1)          .1
         common shares)                                  --
Common stock dividends                                (56.3)                                                                (56.3)
Preferred stock dividends                             (27.6)                                                                (27.6)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                         $11,256.6         $ 862.0     $ 3,263.       $  60.0      $ (288.2)    $ 7,359.8
===================================================================================================================================
Six Months Ended June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                     $11,195.4       $   865.4     $ 3,644.4      $   504.1    $  (197.0)   $ 6,378.5

Comprehensive income:
 Net income                                           413.7                                                                  413.7
 Other comprehensive loss, net of tax:
    Unrealized losses on securities
     ($(52.6) pretax) (1)                             (34.2)                                      (34.2)
    Foreign currency ($(37.0) pretax)                 (24.1)                                                    (24.1)
                                                      ------
 Other comprehensive loss                             (58.3)
                                                      ------
Total comprehensive income                            355.4
                                                      ======
Common stock issued for benefit
         plans (432,469 shares)                        26.2                       26.2
Repurchase of common shares
         (1,891,700 shares)                          (150.5)                    (150.5)
Conversion of preferred securities
         (40,211 preferred shares converted to
         32,952 common shares)                           --                       (3.3)             3.3
Common stock dividends                                (57.7)                                                                (57.7)
Preferred stock dividends                             (27.8)                                                                (27.8)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998                         $11,341.0       $ 862.1       $ 3,523.4      $ 469.9      $ (221.1)    $ 6,706.7
===================================================================================================================================

(1)  Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

 Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      As Restated
                                                                                                  Six Months Ended June 30,
                                                                                                  --------------------------
(Millions)                                                                                            1999             1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                                                       $   387.1       $    413.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
  Depreciation and amortization (including investment discounts and premiums)                        217.7          245.1
  Net realized capital gains                                                                         (26.9)          (204.3)
  Changes in assets and liabilities:
    Decrease in accrued investment income                                                             61.1              9.9
    Increase in premiums due and other receivables                                                   (68.2)          (132.6)
    Increase in deferred policy acquisition costs                                                   (202.8)          (135.0)
    Decrease in income taxes                                                                        (278.2)          (173.2)
    Net decrease (increase) in other assets and other liabilities                                    105.0            (90.8)
    Increase (decrease) in insurance liabilities (including run-off liabilities funded by
      investing activities below)                                                                     73.6             (6.7)
    Other, net                                                                                        28.4            (17.4)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                                 296.8            (91.3)
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Proceeds from sales of:
    Debt securities available for sale                                                             8,324.2         10,093.3
    Equity securities                                                                                213.9            480.2
    Mortgage loans                                                                                    36.6             59.5
    Real estate                                                                                       40.9            125.0
    Other investments                                                                                260.0            220.4
    Short-term investments                                                                         8,231.9         10,886.8
 Investment maturities and repayments of:
    Debt securities available for sale                                                             1,525.5          2,202.1
    Mortgage loans                                                                                   191.8            569.0
 Cost of investments in:
    Debt securities available for sale                                                            (9,095.6)       (11,457.4)
    Equity securities                                                                               (216.6)          (291.7)
    Mortgage loans                                                                                  (134.7)          (110.9)
    Real estate                                                                                      (41.7)           (20.2)
    Other investments                                                                               (620.6)          (494.6)
    Short-term investments                                                                        (8,060.7)       (10,705.8)
    NYLCare health business                                                                          (48.8)               -
 Increase in property and equipment                                                                  (11.3)           (82.7)
 Net decrease in Separate Accounts                                                                    32.5             26.8
 Other, net                                                                                          (28.1)            84.0
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                            599.2          1,583.8
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Deposits and interest credited for investment contracts                                           1,386.9            869.6
 Withdrawals of investment contracts                                                              (1,744.8)        (1,758.2)
 Repayment of long-term debt                                                                         (30.0)          (140.8)
 Net decrease in short-term debt                                                                    (194.6)           (21.3)
 Common stock issued under benefit plans                                                              42.5             26.2
 Common stock acquired                                                                               (72.0)          (150.5)
 Dividends paid to shareholders                                                                      (84.1)           (85.8)
 Other, net                                                                                          (64.5)              -
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                              (760.6)        (1,260.8)
-----------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                           (.8)            (6.1)
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                            134.6            225.6
Cash and cash equivalents, beginning of period                                                     1,951.5          1,805.8
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                         $ 2,086.1         $2,031.4
===================================================================================================================================
Supplemental cash flow information:
 Interest paid                                                                                   $   117.7         $   99.6
 Income taxes paid                                                                                   374.5            392.6
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

Subsequent to the issuance of the Company's second quarter 1999 financial statements and the filing of its second quarter 1999 Form 10-Q with the Securities and Exchange Commission (the "SEC"), and following discussions with representatives of the SEC's Division of Corporate Finance and Office of the Chief Accountant concerning its review of the Company's financial statements, the Company concluded it would restate its second quarter 1999 financial statements and related disclosures. (Refer to Note 2.)

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

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


(2)  RESTATEMENT

Subsequent to the issuance of the Company's second quarter 1999 financial statements and the filing of its second quarter 1999 Form 10-Q with the Securities and Exchange Commission (the "SEC"), and following discussions with representatives of the SEC's Division of Corporate Finance and Office of the Chief Accountant concerning its review of the Company's financial statements, the Company concluded that it would restate its second quarter 1999 and 1998 financial statements and related disclosures to reflect, among other things, the following changes:

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

As a result of the foregoing and other factors, the Company's second quarter 1999 and 1998 financial statements have been restated from amounts previously reported.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(2)       RESTATEMENT (CONTINUED)

Consolidated Statements of Income:

                                                                                    For the three months ended June 30,
                                                                 ------------------------------------------------------------
                                                                                   1999                          1998
                                                                 -----------------------------  -----------------------------
                                                                                         As                             As
                                                                                 Previously                     Previously
(Millions, except per common share data)                         As Restated       Reported     As Restated       Reported
-----------------------------------------------------------------------------------------------------------------------------
Revenue:
  Premiums                                                        $  4,580.5      $ 4,580.5       $ 3,279.1       $3,279.1
  Net investment income                                                725.0          725.0           822.8          822.8
  Fees and other income                                                625.3          634.1           544.8          553.6
  Net realized capital gains                                             9.8            9.8           172.6          172.6
-----------------------------------------------------------------------------------------------------------------------------
Total revenue                                                        5,940.6        5,949.4         4,819.3        4,828.1
-----------------------------------------------------------------------------------------------------------------------------
Benefits and Expenses:
  Current and future benefits                                        4,359.1        4,352.9         3,276.9        3,270.7
  Operating expenses:
     Salaries and related benefits                                     495.2            -             401.8             -
     Other                                                             585.4        1,080.6           506.6          908.4
  Interest expense                                                      64.1           64.1            56.5           56.5
  Amortization of goodwill and other acquired intangible
  assets                                                               105.7          105.7            96.9           96.9
  Amortization of deferred policy acquisition costs                     51.7           51.7            62.8           62.8
  Reduction of reserve for loss on discontinued products               (77.2)         (77.2)              -             -
-----------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                          5,584.0        5,577.8         4,401.5        4,395.3
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  356.6          371.6           417.8          432.8
Income taxes (benefits):
  Current                                                               47.3           52.6           169.2          174.5
  Deferred                                                              91.8           91.8           (7.4)          (7.4)
-----------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                     139.1          144.4           161.8          167.1
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                        $    217.5      $   227.2       $   256.0       $  265.7
=============================================================================================================================
Net income applicable to common ownership                         $    203.7      $   213.4       $   242.1       $  251.8
=============================================================================================================================
Results Per Common Share:
  Basic                                                           $     1.45      $    1.51       $    1.67       $   1.74
  Diluted                                                               1.43           1.50            1.63           1.69
Dividends declared                                                       .20            .20             .20            .20
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

 ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(2)  RESTATEMENT (CONTINUED)

Consolidated Statements of Income:

                                                                             For the six months ended June 30,
                                                                 ---------------------------------------------------------
                                                                            1999                           1998
                                                                 ---------------------------  ----------------------------
                                                                                      As                                As
                                                                              Previously                        Previously
(Millions, except per common share data)                         As Restated    Reported       As Restated        Reported
--------------------------------------------------------------------------------------------------------------------------
Revenue:
  Premiums                                                         $ 8,961.9   $ 8,961.9          $6,517.7      $  6,517.7
  Net investment income                                              1,465.7     1,465.7           1,635.5         1,635.5
  Fees and other income                                              1,173.5     1,191.0           1,086.6         1,104.1
  Net realized capital gains                                            26.9        26.9             204.3           204.3
--------------------------------------------------------------------------------------------------------------------------
Total revenue                                                       11,628.0    11,645.5           9,444.1         9,461.6
--------------------------------------------------------------------------------------------------------------------------
Benefits and Expenses:
  Current and future benefits                                        8,500.4     8,487.9           6,553.8         6,541.3
  Operating expenses:
     Salaries and related benefits                                     966.5          -              798.3             -
     Other                                                           1,152.9     2,119.4             988.3         1,786.6
  Interest expense                                                     128.7       128.7             113.4           113.4
  Amortization of goodwill and other acquired intangible
  assets                                                               213.4       213.4             193.1           193.1
  Amortization of deferred policy acquisition costs                    101.7       101.7             115.2           115.2
  Reduction of reserve for loss on discontinued products               (77.2)      (77.2)                -             -
--------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                         10,986.4    10,973.9           8,762.1         8,749.6
--------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                  641.6       671.6             682.0           712.0
Income taxes (benefits):
  Current                                                              152.6       163.1             295.5           306.0
  Deferred                                                             101.9       101.9             (27.2)          (27.2)
--------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                     254.5       265.0             268.3           278.8
--------------------------------------------------------------------------------------------------------------------------
Net income                                                         $   387.1   $   406.6          $  413.7      $    433.2
==========================================================================================================================
Net income applicable to common ownership                          $   359.5   $   379.0          $  385.9      $    405.4
==========================================================================================================================
Results Per Common Share:
  Basic                                                            $    2.55   $    2.69          $   2.66      $     2.79
  Diluted                                                               2.53        2.66              2.62            2.75
Dividends declared                                                       .40         .40               .40             .40
--------------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(2) RESTATEMENT (CONTINUED)

Consolidated Balance Sheets:
                                                                                  As of June 30,
                                                              -----------------------------------------------------------

                                                                       1999                             1998
                                                              ----------------------------  -----------------------------

                                                                    As   As Previously                As    As Previously
(Millions, except per common share data)                      Restated        Reported          Restated         Reported
-------------------------------------------------------------------------------------------------------------------------

Assets:
Investments:
  Debt securities available for sale, at fair value
  (amortized cost $30,730.1 and $32,694.0)                     $29,826.8     $29,826.8        $ 32,180.8      $  32,180.8
  Equity securities, at fair value (cost $762.6 and
  $824.4)                                                          879.6         879.6             800.5            800.5
  Short-term investments                                           803.8         803.8             942.2            942.2
  Mortgage loans                                                 3,440.1       3,440.1           3,553.0          3,553.0
  Real estate                                                      311.1         311.1             270.3            270.3
  Policy loans                                                     498.7         498.7             458.7            458.7
  Other                                                          1,391.7       1,373.5           1,300.3          1,264.5
-------------------------------------------------------------------------------------------------------------------------
Total investments                                               37,151.8      37,133.6          39,505.8         39,470.0
-------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                      2,086.1       2,086.1           1,951.5          1,951.5
  Short-term investments under securities loan agreement         1,139.4       1,139.4             753.6            753.6
  Accrued investment income                                        476.9         476.9             537.1            537.1
  Premiums due and other receivables                             1,694.3       1,724.3           1,478.1          1,478.1
  Reinsurance recoverables                                       4,006.2       4,006.2           3,897.2          3,897.2
  Deferred income taxes                                            331.0         337.4              46.6             53.0
  Deferred policy acquisition costs                              1,975.5       1,975.5           1,768.6          1,768.6
  Goodwill and other acquired intangible assets                  9,177.9       9,189.7           9,143.5          9,155.3
  Other assets                                                     946.0         946.0           1,111.9          1,111.9
  Separate Accounts assets                                      48,675.5      48,690.2          44,936.0         44,971.8
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                  $107,660.6    $107,705.3        $105,129.9       $105,148.1
=========================================================================================================================
Liabilities:
  Future policy benefits                                      $ 18,716.5    $ 18,716.5        $ 18,541.1    $    18,541.1
  Unpaid claims                                                  3,888.5       3,888.5           3,953.9          3,953.9
  Unearned premiums                                                217.9         217.9             428.9            428.9
  Policyholders' funds left with the Company                    16,609.6      16,609.6          17,632.5         17,632.5
-------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                     39,432.5      39,432.5          40,556.4         40,556.4
-------------------------------------------------------------------------------------------------------------------------
  Dividends payable to shareholders                                 35.1          35.1              35.2             35.2
  Short-term debt                                                1,173.9         867.5           1,370.1          1,063.4
  Long-term debt                                                 2,181.3       2,487.7           2,214.5          2,521.2
  Payables under securities loan agreement                       1,139.4       1,139.4             753.6            753.6
  Current income taxes                                             223.5         234.0             444.8            444.8
  Other liabilities                                              3,104.9       3,119.6           3,007.0          3,025.2
  Minority and participating policyholders' interests              162.9         162.9             148.4            148.4
  Separate Accounts liabilities                                 48,675.5      48,675.5          44,936.0         44,936.0
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                               96,129.0      96,154.2          93,466.0         93,484.2
-------------------------------------------------------------------------------------------------------------------------
Aetna-obligated mandatorily redeemable preferred
  securities of subsidiary limited liability company
  holding primarily debentures guaranteed by Aetna                 275.0         275.0             275.0            275.0
-------------------------------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities (Notes 4, 6 and 21)
Shareholders' Equity:
  Class C voting mandatorily convertible preferred stock
    ($.01 par value; 15,000,000 shares authorized;
    11,613,040 in 1999 and 11,614,816 in 1998 issued and
    outstanding)                                                   862.0         862.0            862.1            862.1
  Common stock ($.01 par value; 500,000,000 shares
    authorized; 140,963,577 in 1999 and 141,272,628 in
    1998 issued and outstanding)                                 3,263.0       3,263.0          3,292.4          3,292.4
  Accumulated other comprehensive income                          (228.2)       (228.2)            177.8            177.8
  Retained earnings                                              7,359.8       7,379.3           7,056.6          7,056.6
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                      11,256.6      11,276.1          11,388.9         11,388.9
-------------------------------------------------------------------------------------------------------------------------
Total liabilities, redeemable preferred securities and
  shareholders' equity                                        $107,660.6    $107,705.3        $105,129.9      $ 105,148.1
=========================================================================================================================

See Notes to Consolidated Financial Statements.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3)  EARNINGS PER COMMON SHARE (AS RESTATED)

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three and six months ended June 30, was as follows:


Three Months Ended June 30,                                                        Income            Shares             Per Common
Millions, except per common share data)                                        (Numerator)     (Denominator)          Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
(1999
Net income                                                                       $  217.5
Less:  preferred stock dividends                                                     13.8
                                                                                 --------
Basic EPS
   Income applicable to common ownership                                         $  203.7             140.9               $   1.45
                                                                                 ========                                 ========
Effect of dilutive securities:
   Stock options and other (1)                                                                          1.3
Diluted EPS
   Income applicable to common ownership and assumed conversions                 $  203.7             142.2               $   1.43
===================================================================================================================================
1998
Net income                                                                       $  256.0
Less:  preferred stock dividends                                                     13.9
                                                                                 --------
Basic EPS
   Income applicable to common ownership                                            242.1             145.1               $   1.67
                                                                                                                          ========
Effect of dilutive securities:
   Stock options and other (1)                                                                          1.2
   Convertible preferred stock                                                       13.9              11.1
                                                                                 --------          --------
Diluted EPS
   Income applicable to common ownership and assumed conversions                 $  256.0             157.4               $   1.63
===================================================================================================================================


Six Months Ended June 30                                                           Income            Shares             Per Common
(Millions, except per common share data)                                       (Numerator)     (Denominator)          Share Amount
-----------------------------------------------------------------------------------------------------------------------------------
1999 (2)
Net income                                                                       $  387.1
Less:  preferred stock dividends                                                     27.6
                                                                                 --------
Basic EPS
   Income applicable to common ownership                                         $  359.5             141.1               $   2.55
                                                                                                                          ========
Effect of dilutive securities:
   Stock options and other (3)                                                                          1.2
                                                                                                   --------
Diluted EPS
   Income applicable to common ownership and assumed conversions                 $  359.5             142.3               $   2.53
===================================================================================================================================
1998
Net income                                                                       $  413.7
Less:  preferred stock dividends                                                     27.8
                                                                                 --------
Basic EPS
   Income applicable to common ownership                                            385.9             145.3               $   2.66
                                                                                                                          ========
Effect of dilutive securities:
   Stock options and other (3)                                                                          1.2
   Convertible preferred stock                                                       27.8              11.2
                                                                                 --------          --------
Diluted EPS
   Income applicable to common ownership and assumed conversions                 $  413.7             157.7               $   2.62
===================================================================================================================================


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

In connection with the transaction, the Company reached an agreement with the U.S. Department of Justice and the State of Texas that will result in the divestiture of certain Texas HMO/POS and other related businesses acquired by Aetna as part of the 1998 acquisition of New York Life Insurance Company's ("NYL") health care business ("NYLCare"). The agreement primarily affects approximately 260,000 NYLCare commercial HMO/POS members in the Houston market and approximately 167,000 NYLCare commercial HMO/POS members in the Dallas/Ft. Worth market, as well as related management, operating systems and other assets. The Company has begun this divestiture process. The financial impact of the divestiture will depend on the ultimate sales price relative to the book value of the businesses to be sold and will be assessed as the process is completed.

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

In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation included approximately $35 million pretax related to an unfavorable contract with an affiliate of NYL for providing pharmaceutical benefits services (the "pharmacy contract"). As a condition of closing the transaction, the pharmacy contract was extended from January 1, 2000 through December 31, 2003 (the "extension period"). The terms of the extension period were believed to reflect an appropriate market price, however the terms of the pharmacy contract prior to January 1, 2000 were determined to be unfavorable. The purchase price allocation related to the pharmacy contract is being amortized over the period from closing to December 31, 1999. For the six months ended June 30, 1999, approximately $9 million pretax was amortized as a reduction of pharmacy costs. Also, a $64 million liability related to the expected costs associated with involuntarily terminating certain NYLCare employees and exiting certain leased NYLCare facilities was established as part of the purchase price allocation. These costs will be charged to this liability as actions are taken and were not significant to the Company's combined revenues or operating results.

ITEM 1.  FINANCIAL STATEMENTS.


                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(4)  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Aetna U.S. Healthcare (Continued)

The excess of the purchase price over the fair value of the net assets acquired resulted in approximately $1.15 billion, net of related deferred taxes, being primarily allocated to goodwill and other acquired intangible assets, which is being amortized over a 40-year period for goodwill and over a range of three to 20 years for other acquired intangible assets.

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

(5)  REDEMPTION OF CONVERTIBLE PREFERRED STOCK

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

(6)  INVESTMENTS

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

                                                                  June 30, 1999                   December 31, 1998
                                                                  -------------                   -----------------
                                                               Total                            Total
                                                            Recorded       Specific          Recorded           Specific
(Millions)                                                Investment       Reserves        Investment           Reserves
---------------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                              $157.8          $22.3            $161.9              $22.9
Supporting experience-rated products                            93.4           19.1              95.7               21.7
Supporting remaining products                                   42.1            2.4              43.6                3.2
---------------------------------------------------------------------------------------------------------------------------------
Total impaired loans                                          $293.3(1)       $43.8            $301.2(1)           $47.8
=================================================================================================================================


(1) Includes impaired loans of $100.0 million and $96.0 million at June 30, 1999 and December 31, 1998, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the six months ended June 30, 1999 and 1998 is summarized below:

                                                                     Supporting
                                               Supporting            Experience-              Supporting
                                             Discontinued                  Rated               Remaining
(Millions)                                       Products               Products                Products              Total
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                        $29.5                  $29.6                  $  7.8              $66.9
Charged to other accounts                               -                      -                     1.4                1.4
Principal write-offs                                  (.6)                  (4.4)                    (.2)              (5.2)
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                            $28.9                  $25.2                  $  9.0              $63.1(1)
================================================================================================================================
Balance at December 31, 1997                        $68.7                  $31.6                   $14.2             $114.5
Credited to net realized capital losses                -                       -                    (2.0)              (2.0)
Charged (credited) to other accounts                (30.0)(2)               (2.0) (2)                5.3              (26.7)
Principal write-offs                                  (.4)                  (2.0)                    (.6)              (3.0)
--------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                            $38.3                  $27.6                   $16.9             $ 82.8(1)
================================================================================================================================


(1) Total reserves at June 30, 1999 and 1998 include $43.8 million and $47.5 million of specific reserves, respectively, and $19.3 million and $35.3 million of general reserves, respectively.

(2) Reflects adjustments to reserves related to assets supporting discontinued products and experience-rated products, which do not affect the Company's results of operations.

ITEM 1.  FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(6)  INVESTMENTS (CONTINUED)

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                          Three Months Ended June 30, 1999             Six Months Ended June 30, 1999
                                         -----------------------------------      -------------------------------------
                                            Average                                 Average
                                           Impaired      Income         Cash       Impaired       Income         Cash
(Millions)                                    Loans      Earned     Received          Loans       Earned     Received
------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products             $158.2        $3.3         $3.3         $159.4        $ 6.0        $  6.0
Supporting experience-rated products           95.5         2.4          2.4           93.9          4.3           4.2
Supporting remaining products                  28.6         2.4          2.3           34.8          3.1           2.8
------------------------------------------------------------------------------------------------------------------------
Total                                        $282.3        $8.1         $8.0         $288.1         $13.4        $13.0
========================================================================================================================




                                           Three Months Ended June 30, 1998           Six Months Ended June 30, 1998
                                           ----------------------------------   ---------------------------------------
                                            Average                               Average
                                           Impaired      Income       Cash       Impaired       Income         Cash
(Millions)                                    Loans      Earned     Received        Loans       Earned        Received
------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products             $167.0        $3.3         $3.3         $180.2       $  6.5        $  6.8
Supporting experience-rated products          107.7         1.6          1.7          108.7          4.1           4.1
Supporting remaining products                  51.4          .8           .6           56.6          1.7           1.6
------------------------------------------------------------------------------------------------------------------------
Total                                        $326.1        $5.7         $5.6         $345.5         $12.3        $12.5
========================================================================================================================

(7)  SUPPLEMENTAL CASH FLOW INFORMATION

Significant noncash investing and financing activities included acquisition of real estate through foreclosures of mortgage loans amounting to $8 million and $4 million for the six months ended June 30, 1999 and 1998, respectively.

(8)  ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

                                                                                       Six Months Ended June 30,
(Millions)                                                                                1999             1998
------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                       $(270.1)          $ 167.4
Less:  reclassification adjustment for gains and other items included in net
   income (2)                                                                            57.1             201.6
------------------------------------------------------------------------------------------------------------------------
Net unrealized losses on securities                                                   $(327.2)          $ (34.2)
========================================================================================================================

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


(9)  DISCONTINUED PRODUCTS

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



(9)  DISCONTINUED PRODUCTS (CONTINUED)

Results of discontinued products were as follows (pretax, in millions):

                                                                                  Charged (Credited)
                                                                                     to Reserve for
Three months ended June 30, 1999                                        Results       Future Losses                Net (1)
--------------------------------------------------------------------------------------------------------------------------
Net investment income                                                    $121.7              $   --             $121.7
--------------------------------------------------------------------------------------------------------------------------
Net realized capital gains                                                  8.1                (8.1)                --
Interest earned on receivable from continuing products                      8.5                  --                8.5
Other income                                                                4.9                  --                4.9
--------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                           143.2                (8.1)             135.1
--------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                               126.9                 5.1              132.0
Operating expenses                                                          3.1                  --                3.1
--------------------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                             130.0                 5.1              135.1
--------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                         $ 13.2              $(13.2)            $   --
==========================================================================================================================

Three months ended June 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Net investment income                                                    $134.9               $  --             $134.9
Net realized capital gains                                                  9.9                (9.9)                --
Interest earned on receivable from continuing products                      8.7                  --                8.7
Other income                                                               10.5                  --               10.5
--------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                           164.0                (9.9)             154.1
--------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                               143.0                 6.9              149.9
Operating expenses                                                          4.2                  --                4.2
--------------------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                             147.2                 6.9              154.1
--------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                         $ 16.8              $(16.8)            $   --
==========================================================================================================================


                                                                                       Charged (Credited)
                                                                                          to Reserve for
Six months ended June 30, 1999                                                Results      Future Losses           Net (1)
--------------------------------------------------------------------------------------------------------------------------
Net investment income                                                          $243.8             $   --            $243.8
Net realized capital gains                                                       18.3              (18.3)               --
Interest earned on receivable from continuing products                           16.9                 --              16.9
Other income                                                                     15.3                 --              15.3
--------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                                 294.3              (18.3)            276.0
--------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                     257.1               12.4             269.5
Operating expenses                                                                6.5                 --               6.5
--------------------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                                   263.6               12.4             276.0
--------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                               $ 30.7             $(30.7)           $  --
==========================================================================================================================

Six  months ended June 30, 1998
--------------------------------------------------------------------------------------------------------------------------
Net investment income                                                          $272.6             $   --            $272.6
Net realized capital gains                                                       75.0              (75.0)               --
Interest earned on receivable from continuing products                           17.3                 --              17.3
Other income                                                                     16.4                 --              16.4
--------------------------------------------------------------------------------------------------------------------------
  Total revenue                                                                 381.3              (75.0)            306.3
--------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                     290.5                8.5             299.0
Operating expenses                                                                7.3                 --               7.3
--------------------------------------------------------------------------------------------------------------------------
  Total benefits and expenses                                                   297.8                8.5             306.3
--------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                              $  83.5            $ (83.5)           $   --
==========================================================================================================================


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

ITEM 1.  FINANCIAL STATEMENTS.



                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(9)  DISCONTINUED PRODUCTS (CONTINUED)

Assets and liabilities supporting discontinued products at June 30, 1999 and December 31, 1998 were as follows (1):


                                                                                                    June 30,           December 31,
(Millions)                                                                                             1999                   1998
-----------------------------------------------------------------------------------------------------------------------------------
Debt securities available for sale                                                                  $5,104.2                $5,890.5
Mortgage loans                                                                                         756.7                   754.2
Real estate                                                                                            103.6                   104.2
Short-term and other investments                                                                       432.0                   350.7
------------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                                    6,396.5                 7,099.6
Short-term investments under securities loan agreement                                                 129.5                   143.9
Current and deferred income taxes                                                                      167.0                   187.5
Receivable from continuing products (2)                                                                514.7                   548.0
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                        $7,207.7                $7,979.0
====================================================================================================================================

Future policy benefits                                                                              $4,605.9                $4,653.5
Policyholders' funds left with the Company                                                           1,186.7                 1,546.0
Reserve for anticipated future losses on discontinued
products                                                                                             1,167.6                 1,214.1
Payables under securities loan agreement                                                               129.5                   143.9
Other                                                                                                  118.0                   421.5
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                   $7,207.7                $7,979.0
====================================================================================================================================

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



(9)  DISCONTINUED PRODUCTS (CONTINUED)

The Company's assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liability run-off.

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 1999 was as follows (pretax):

 (Millions)
--------------------------------------------------------------------------------
Reserve at December 31, 1998                                  $1,214.1
Operating income                                                   4.3
Net realized capital gains                                        18.3
Mortality and other                                                8.1
Reserve reduction                                                (77.2)
--------------------------------------------------------------------------------
Reserve at June 30, 1999                                      $1,167.6
================================================================================

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $50 million ($77 million pretax) of the reserve was released in the second quarter of 1999 primarily due to favorable investment performance. The current reserve reflects management's best estimate of anticipated future losses.

(10)  DEBT AND GUARANTEE OF DEBT SECURITIES

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


(10)  DEBT AND GUARANTEE OF DEBT SECURITIES (CONTINUED)

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                                                           As Restated
                                                                   ----------------------------------

                                                                    June 30,             December 31,
                                                                       1999                     1998
------------------------------------------------------------------------------------------------------
Total investments (excluding Separate Accounts)                    $35,389.9               $38,349.7
Total assets                                                        95,445.9                93,190.9
Total insurance liabilities                                         37,670.1                38,566.9
Total liabilities                                                   93,180.0                90,770.3
Total redeemable preferred stock                                       275.0                   275.0
Total shareholder's equity                                           1,994.4                 2,145.6
------------------------------------------------------------------------------------------------------



Statements of Income Information:
                                                            Three Months Ended       Six Months Ended
                                                                 June 30, 1999          June 30, 1999
------------------------------------------------------------------------------------------------------
Total revenue                                                       $2,797.1                $5,450.3
Total benefits and expenses                                          2,512.1                 4,977.3
Income before income taxes                                             285.1                   473.0
Net income                                                             187.7                   316.2
------------------------------------------------------------------------------------------------------

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



(11)  SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three and six months ended June 30, was as follows:


                                           As Restated         Aetna                                                   As Restated
Three months ended June 30,                 Aetna U.S.    Retirement           Aetna   Large Case     Corporate              Total
(Millions)                                  Healthcare      Services   International     Pensions     and Other (1)        Company
----------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from external customers              $4,335.2        $163.0          $674.2      $  33.3        $   .1           $5,205.8
Net investment income                            138.5         213.8            97.1        258.3           1.3              709.0
Equity in subsidiaries                              -             -             16.0            -             -               16.0
==================================================================================================================================
Total revenue excluding realized
  capital gains (losses)                      $4,473.7        $376.8          $787.3       $291.6        $  1.4           $5,930.8
==================================================================================================================================

Operating earnings (2)                       $  124.8        $  56.3          $ 50.0      $  21.7        $(60.2)          $  192.6
Other items (3)                                 (20.7)          (5.4)           (4.6)        50.1           (.9)              18.5
Realized capital gains (losses), net
  of tax                                         (8.4)            .6             3.5         13.2          (2.5)               6.4
==================================================================================================================================
Net income                                   $   95.7        $  51.5          $ 48.9      $  85.0        $(63.6)          $  217.5
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
1998
Revenues from external customers             $3,190.3         $204.8          $394.3      $  34.1        $   .4           $3,823.9
Net investment income                           131.6          268.8            94.9        301.7           1.4              798.4
Equity in subsidiaries                              -             -             24.4           -              -               24.4
==================================================================================================================================
Total revenue excluding realized
  capital gains (losses)                     $3,321.9         $473.6          $513.6       $335.8        $  1.8           $4,646.7
==================================================================================================================================

Operating earnings (losses) (2)               $  94.9          $72.0         $  40.7      $  22.2        $(62.0)         $   167.8
Other item (3)                                  (15.6)          (5.1)           (1.1)         (.3)         (2.4)             (24.5 )
Realized capital gains, net of tax               21.5            6.5             5.4          9.1          70.2              112.7
==================================================================================================================================
Net income                                    $ 100.8          $73.4         $  45.0      $  31.0       $   5.8          $   256.0
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

(3) Other items include Year 2000 costs for all segments in 1998 and 1999 and an after-tax benefit of $50.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 1999.

ITEM 1.  FINANCIAL STATEMENTS.



                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)



(11)  SEGMENT INFORMATION (CONTINUED)

                                             As Restated         Aetna                                                  As Restated
Six months ended June 30,                      Aetna U.S.   Retirement          Aetna    Large Case     Corporate             Total
(Millions)                                    Healthcare      Services  International      Pensions     and Other (1)       Company
-----------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from external customers                $8,630.9      $  318.3       $1,119.4     $    66.4     $      .4         $10,135.4
Net investment income                              279.2         429.2          191.6         514.9           4.3           1,419.2
Equity in subsidiaries                                --            --           46.5            --            --              46.5
--------------------------------------------------------------------------------------  -------------------------------------------
Total revenue excluding realized
  capital gains (losses)                        $8,910.1      $  747.5       $1,357.5     $   581.3     $     4.7         $11,601.1
======================================================================================  ===========================================
Operating earnings (2)                          $  248.5      $  109.3       $   95.6     $    44.2     $  (119.7)        $   377.9
Other items (3)                                    (38.2)        (11.1)          (7.2)         49.9          (1.8)             (8.4)
Realized capital gains (losses), net of tax         (3.7)          2.5            2.1          19.2          (2.5)             17.6
--------------------------------------------------------------------------------------  --------------------------------------------
Net income                                      $  206.6      $  100.7       $   90.5     $   113.3     $  (124.0)        $   387.1
===================================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------------
1998
Revenues from external customers                $6,371.6      $  407.8       $  745.5     $    78.7     $      .7         $ 7,604.3
Net investment income                              253.3         536.4          182.7         605.4           2.8           1,580.6
Equity in subsidiaries                                --            --           54.9            --            --              54.9
--------------------------------------------------------------------------------------  -------------------------------------------
Total revenue excluding realized
  capital gains (losses)                        $6,624.9      $  944.2       $  983.1     $   684.1     $     3.5         $ 9,239.8
======================================================================================  ===========================================
Operating earnings (losses) (2)                 $  185.6      $  135.8       $   78.2     $    44.8     $  (123.5)        $   320.9
Other item (3)                                     (24.4)         (9.2)          (2.8)          (.4)         (4.0)            (40.8)
Realized capital gains (losses), net of tax         28.6           5.1           (2.4)         33.8          68.5             133.6
--------------------------------------------------------------------------------------  -------------------------------------------
Net income (loss)                               $  189.8      $  131.7       $   73.0     $    78.2     $   (59.0)        $   413.7
======================================================================================  ===========================================

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings are comprised of net income (loss) excluding net realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3) Other items include Year 2000 costs for all segments in 1998 and 1999 and an after-tax benefit of $50.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 1999.

(12)  COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In connection with the sale of its property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represented the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. Lease payments are charged to this facilities reserve as they are made and will continue to be charged to this reserve over the remaining lease term. At June 30, 1999 and December 31, 1998, the balance in this facilities reserve was $279 million and $288 million, respectively.

ITEM 1. FINANCIAL STATEMENTS.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


(12)  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation

Purported Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other purported Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert, on November 26, 1997 by the Rainbow Fund, Inc., and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber, and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint and the Court denied that motion in March, 1999. Discovery proceedings have commenced and trial currently is scheduled to begin in early 2000. The Company is defending the actions vigorously.

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




                                                     /s/ KPMG LLP


Hartford, Connecticut
July 28, 1999, except as to
Note 2, which is as of February 7, 2000

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

RESTATEMENT

Following a review by the staff of the Securities and Exchange Commission, the Company concluded that it would restate its Form 10-Qs (the "Restatement"). For additional information concerning the Restatement refer to "Significant Financial and Accounting Developments" contained elsewhere in this Form 10-Q/A.

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

Consolidated Results

The Company reported net income of $218 million for the three months ended June 30, 1999 compared to $256 million for the same period in 1998. Net income per diluted common share for the three months ended June 30, 1999 was $1.43, compared with $1.63 a year ago.

Net income reflects Year 2000 costs of $32 million for the three months ended June 30, 1999 and $25 million for the same period in 1998. Results for the three months ended June 30, 1999 include a reduction of the reserve for loss on discontinued products for Large Case Pensions of $50 million. Net realized capital gains were $6 million for the three months ended June 30, 1999 and $113 million for the same period in 1998. Excluding these items, earnings were $193 million for the three months ended June 30, 1999 compared to $168 million for the same period in 1998.

The Company reported net income of $387 million for the six months ended June 30, 1999 compared to $414 million for the same period in 1998. Net income per diluted common share for the six months ended June 30, 1999 was $2.53, compared with $2.62 a year ago.

Net income reflects Year 2000 costs of $59 million for the six months ended June 30, 1999 and $41 million for the same period in 1998. Results for the six months ended June 30, 1999 include a reduction of the reserve for loss on discontinued products for Large Case Pensions of $50 million. Net realized capital gains were $18 million for the six months ended June 30, 1999 and $134 million for the same period in 1998. Excluding these items, earnings were $378 million for the six months ended June 30, 1999 compared to $321 million for the same period in 1998.

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

Following the closing, the Company's results will be affected by, among other things, the operating results of PHC, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) to be created as a result of the transaction and by the loss of the operating results of the NYLCare Texas operations to be sold. Refer to "Aetna U.S. Healthcare", "Corporate" and "Liquidity and Capital Resources" as well as Note 4 of Condensed Notes to Consolidated Financial Statements, for further discussion.

NYLCare Health Business

In July 1998, the Company acquired NYLCare. The total purchase price was approximately $1.1 billion. Since the closing, the Company's results have been affected by, among other things, the operating results of NYLCare, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created by the transaction. The operations, and related amortization of intangible assets, of NYLCare are reflected in the Aetna U.S. Healthcare segment while the financing costs of the acquisition are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare", "Corporate" and "Liquidity and Capital Resources" as well as Note 4 of Condensed Notes to Consolidated Financial Statements, for further discussion.

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

Other

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock. Upon redemption, holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock that was redeemed. Approximately 9.5 million shares of Aetna common stock were issued to effect the redemption. Refer to "Liquidity and Capital Resources" and Note 5 of the Condensed Notes to Consolidated Financial Statements for further discussion.

AETNA U.S. HEALTHCARE

Operating Summary


                                                   As Restated                              As Restated
                                           Three Months Ended June 30,               Six Months Ended June 30,
                                       -----------------------------------       ---------------------------------
  (Millions)                           1999(1)         1998         % Change       1999(1)      1998        % Change
  ----------                           -------         ----         --------       -------      ----        --------
  Premiums                            $3,949.1       $2,847.0          38.7%      $7,861.7    $5,686.0         38.3%
  Net investment income                  138.5          131.6           5.2          279.2       253.3         10.2
  Fees and other income                  386.1          343.3          12.5          769.2       685.6         12.2
  Net realized capital gains
  (losses)                               (12.9)          33.2             -           (5.5)       44.2            -
                                      --------       --------       -------       --------    --------       ------
       Total revenue                   4,460.8        3,355.1          33.0        8,904.6     6,669.1         33.5
                                      --------       --------       -------       --------    --------       ------
  Current and future benefits          3,382.1        2,442.4          38.5        6,746.7     4,885.3         38.1
  Operating expenses                     799.1          633.5          26.1        1,570.0     1,244.2         26.2
  Amortization of goodwill and
     other acquired intangible
     assets                              101.9           90.7          12.3          203.8       181.4         12.3


                                      --------       --------       -------       --------    --------       ------
       Total benefits and expenses     4,283.1        3,166.6          35.3        8,520.5     6,310.9         35.0
                                      --------       --------       -------       --------    --------       ------
  Income before income taxes             177.7          188.5          (5.7)         384.1       358.2          7.2
  Income taxes                            82.0           87.7          (6.5)         177.5       168.4          5.4
                                      --------       --------       -------       --------    --------       ------
  Net income                          $   95.7       $  100.8          (5.1)%     $  206.6    $  189.8          8.9%
                                      ========       ========       =======       ========    ========       ======
  Net realized capital gains
  (losses), net of tax
  (included above)                    $   (8.4)      $   21.5             -%      $   (3.7)   $   28.6            -%
                                      ========       ========       =======       ========    ========       ======

   (1) Results include the acquired NYLCare health business, including the portion that the Company must divest.

Aetna U.S. Healthcare's net income for the three months ended June 30, 1999 decreased $5 million compared to the same period in 1998, driven by net realized capital losses. Net income includes Year 2000 costs of $21 million for the three months ended June 30, 1999 and $16 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the three months ended June 30, 1999 increased $30 million, or 32%, compared to the same period in 1998.

Net income for the six months ended June 30, 1999 increased by $17 million compared to the same period in 1998. Net income includes Year 2000 costs of $38 million for the six months ended June 30, 1999 and $24 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains or losses, results for the six months ended June 30, 1999 increased $63 million, or 34%, compared to the same period in 1998.

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

                                                    As Restated                      As Restated
                                            Three Months Ended June 30,        Six Months Ended June 30,
                                           -----------------------------       --------------------------
(Millions)                                   1999 (1)          1998            1999(1)             1998
----------                                   --------          ----            -------             ----
Operating earnings:
   Health Risk                               $ 128.0          $  85.3          $ 254.1           $  169.2
   Group Insurance and Other Health             79.4             84.3            159.5              165.9
                                             -------          -------          -------           --------
Total Aetna U.S. Healthcare                  $ 207.4          $ 169.6          $ 413.6           $  335.1
                                             =======          =======          =======           ========

Commercial HMO Premium PMPM                  $139.68          $134.98          $139.19           $ 135.02
                                             -------          -------          -------           ---------
Commercial HMO Medical Cost PMPM             $115.19          $110.01          $114.66           $ 111.12
                                             -------          -------          -------           ---------
Commercial HMO Medical Loss Ratio               82.5%            81.5%            82.4%              82.3 %
                                             -------          -------          -------           ---------

Medicare HMO Premium PMPM                    $488.93          $472.19          $487.16           $ 470.66
                                             -------          -------          -------           ---------
Medicare HMO Medical Cost PMPM               $442.01          $450.95          $439.69           $ 443.36
                                             -------          -------          -------           ---------
Medicare HMO Medical Loss Ratio                 90.4%            95.5%            90.3%              94.2 %
                                             -------          -------          -------           --------

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

The Commercial HMO medical loss ratio increased 1.0 percentage points for the three months ended June 30, 1999 and .1 percentage points for the six months ended June 30, 1999 compared to the corresponding periods of 1998. The higher medical loss ratio reflects medical trend, particularly pharmacy benefits, as well as the addition of NYLCare members.

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

Membership

Aetna U.S. Healthcare's membership was as follows:



                                    June 30, 1999 (1)                     June 30, 1998
                                    -----------------                     -------------
(Thousands)                    Risk      Nonrisk      Total        Risk      Nonrisk      Total
-----------                    ----      -------      -----        ----      -------      -----
HMO
  Commercial (2)              5,434         716       6,150       3,905         399       4,304
  Medicare                      566        --           566         405        --           405
  Medicaid                      141          39         180          69        --            69
                              -----       -----      ------       -----       -----      ------
      Total HMO               6,141         755       6,896       4,379         399       4,778
POS                             212       2,451       2,663         266       2,515       2,781
PPO                             884       2,945       3,829         572       2,771       3,343
Indemnity                       162       2,058       2,220         253       2,301       2,554
                              -----       -----      ------       -----       -----      ------
Total Health Membership       7,399       8,209      15,608       5,470       7,986      13,456
                              =====       =====      ======       =====       =====      ======
Group Insurance:
  Group Life                                          9,732                               9,507
  Disability                                          2,522                               2,737
  Long-Term Care                                        107                                  92
                              -----       -----      ------       -----       -----      ------

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

Acquisition of the NYLCare Health Business

On July 15, 1998, the Company acquired NYLCare for a purchase price of approximately $1.1 billion. Refer to "Overview" and Note 4 of the Condensed Notes to Consolidated Financial Statements for a further discussion of the acquisition.

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

As part of the transaction, the Company and Prudential have entered into a reinsurance agreement for which the Company will pay a premium. Under the agreement, Prudential will indemnify the Company from insurance risk which may arise following the closing by reimbursing the Company for a large portion of medical costs of PHC in excess of certain threshold medical loss ratio levels through the year 2000. Prudential will also pay the Company certain supplemental fees related to the administrative service contracts to be serviced by the Company following the closing. These fees are fixed in amount and decline over a period ending 18 months following the closing. PHC and Prudential's ASO business have incurred significant operating losses in recent periods. Following the closing, the Company will seek to improve profitability of PHC by reducing administrative costs, improving underwriting and pricing discipline and otherwise improving its operations. Refer to "Overview" and Note 4 of the Condensed Notes to Consolidated Financial Statements for a further discussion of the acquisition and agreement to divest NYLCare Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA RETIREMENT SERVICES


Operating Summary

                                               Three Months Ended June 30,                   Six Months Ended June 30,
                                            ------------------------------------     -----------------------------------------
(Millions)                                     1999        1998 (1)     % Change        1999            1998(1)      % Change
----------                                     -----       --------     --------        ----            -------      --------
Premiums (2)                                $   18.8     $   34.9         (46.1)%    $    42.4        $    75.2         (43.6)%
Net investment income                          213.8        268.8         (20.5)         429.2            536.4         (20.0)
Fees and other income                          144.2        169.9         (15.1)         275.9            332.6         (17.0)
Net realized capital gains                       1.0         10.1         (90.1)           3.9              7.9         (50.6)
                                            --------     --------      --------      ---------        ---------      --------
       Total revenue                           377.8        483.7         (21.9)         751.4            952.1         (21.1)
                                            --------     --------      --------      ---------        ---------      --------
Current and future benefits (2)                180.1        235.3         (23.5)         363.1            485.6         (25.2)
Operating expenses                              94.6        104.0          (9.0)         187.1            205.7          (9.0)
Amortization of deferred policy
   acquisition costs                            26.8         36.5         (26.6)          51.7             70.5         (26.7)
                                            --------     --------      --------      ---------        ---------      --------
       Total benefits and expenses             301.5        375.8         (19.8)         601.9            761.8         (21.0)
                                            --------     --------      --------      ---------        ---------      --------
Income before income taxes                      76.3        107.9         (29.3)         149.5            190.3         (21.4)
 Income taxes                                   24.8         34.5         (28.1)          48.8             58.6         (16.7)
                                            --------     --------      --------      ---------        ---------      --------
Net income                                  $   51.5     $   73.4         (29.8)%    $   100.7        $   131.7         (23.5)%
                                            ========     ========      ========      =========        =========      ========
Net realized capital gains,
  net of tax (included above)               $     .6     $    6.5         (90.8)%    $     2.5        $     5.1         (51.0)%
                                            ========     ========      ========      =========        =========      ========
Deposits not included in premiums above:
    Annuities -- fixed options              $  449.1     $  275.6          63.0%     $   994.3        $   608.7          63.3%
    Annuities -- variable options            1,061.0        947.5          12.0        2,545.1          1,854.6          37.2
    Individual life insurance                     --        129.6        (100.0)            --            260.7        (100.0)
                                            --------     --------      --------      ---------        ---------      --------
       Total                                $1,510.1     $1,352.7          11.6%     $ 3,539.4        $ 2,724.0          30.0%
                                            ========     ========      ========      =========        =========      ========
Assets under management: (3)
    Annuities -- fixed options                                                       $12,550.8        $11,947.1           5.1%
    Annuities -- variable options (4)                                                 29,499.5         23,932.5          23.3
    Other investment advisory                                                         16,737.6         11,780.2          42.1
                                                                                     ---------        ---------      --------
       Financial services                                                             58,787.9         47,659.8          23.3
         Assets under administration (5)                                               3,729.4          2,810.9          32.7
                                                                                     ---------        ---------      --------
Total financial services' assets under
 management and administration                                                        62,517.3         50,470.7          23.9
                                                                                     ---------        ---------      --------
Individual life insurance assets under
 management                                                                                 --          2,798.8        (100.0)
                                                                                     ---------        ---------      --------
Total assets under management and
   administration                                                                    $62,517.3        $53,269.5          17.4%
                                                                                     =========        =========      ========


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

ARS' earnings, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                                                Three Months Ended June 30,       Six Months Ended June 30,
                                              ------------------------------     ---------------------------
(Millions)                                          1999                1998            1999            1998
----------                                          ----                ----            ----            ----
Financial services                                  $56.3              $ 47.8          $109.3          $ 88.6
Individual life insurance (1)                           -                24.2               -            47.2
                                                    -----              ------          ------          ------
    Total                                           $56.3              $ 72.0          $109.3          $135.8
                                                    =====              ======          ======          ======


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL


Operating Summary
                                                   Three Months Ended June 30,                 Six Months Ended June 30,
                                                 --------------------------------           --------------------------------
(Millions)                                      1999         1998         % Change        1999           1998         % Change
----------                                      ----         ----         --------        ----           ----         --------
Premiums                                      $  583.8     $  367.8           58.7%     $1,000.4       $  687.1           45.6%
Net investment income                            113.1        119.3           (5.2)        238.1          237.6             .2
Fees and other income                             90.4         26.5             --         119.0           58.4          103.8
Net realized capital gains (losses)                5.4          7.2          (25.0)          2.9           (5.1)            --
                                              --------     --------           ----      --------       --------       --------
       Total revenue                             792.7        520.8           52.2       1,360.4          978.0           39.1
                                              --------     --------           ----      --------       --------       --------
Current and future benefits                      542.9        304.8           78.1         885.1          582.5           51.9
Operating expenses                               150.8        121.8           23.8         291.0          236.4           23.1
Interest expenses                                  2.2          3.1          (29.0)          4.5            5.8          (22.4)
Amortization of goodwill and other
   acquired intangible assets                      3.0          5.2          (42.3)          8.1           10.3          (21.4)
Amortization of deferred policy
   acquisition costs                              24.8         26.1           (5.0)         49.8           44.4           12.2
                                              --------     --------           ----      --------       --------       --------
       Total benefits and expenses               723.7        461.0           57.0       1,238.5          879.4           40.8
                                              --------     --------           ----      --------       --------       --------
Income before income taxes                        69.0         59.8           15.4         121.9           98.6           23.6
Income taxes                                      20.1         14.8           35.8          31.4           25.6           22.7
                                              --------     --------           ----      --------       --------       --------
Net income                                    $   48.9     $   45.0            8.7%      $  90.5           73.0       $   24.0%
                                              ========     ========           ====      ========       ========       ========
Net realized capital gains (losses), net
of tax (included above)                       $    3.5          5.4       $  (35.2)%     $   2.1      $   (2.4)            --%
                                              ========     ========           ====      ========       ========       ========




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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL (CONTINUED)

Earnings by major geographic location, excluding Year 2000 costs and net realized capital gains or losses, were as follows:


                 Three Months Ended June 30,   Six Months Ended June 30,
                 ---------------------------   -------------------------

(Millions)            1999        1998             1999       1998
                      ----        ----             ----       ----
Asia Pacific (1)      $21.3       $15.6            $30.2      $27.9
Americas (2)           32.4        28.6             76.6       57.2
Other (3)              (3.7)       (3.5)           (11.2)      (6.9)
                      -----       -----            -----      -----
    Total             $50.0       $40.7            $95.6      $78.2
                      =====       =====            =====      =====

(1)  Includes China, Hong Kong, Indonesia, Malaysia, New Zealand,
     Philippines, Taiwan and Thailand.

(2) Includes Argentina, Brazil, Canada, Chile, Colombia, Mexico, Peru, Poland and Venezuela.

(3)  Includes general and other miscellaneous expenses.

LARGE CASE PENSIONS

Operating Summary


                                               Three Months Ended June 30,                 Six Months Ended June 30,
                                             -------------------------------         -----------------------------------
 (Millions)                                   1999        1998       % Change          1999          1998        % Change
                                             ------      ------      --------        ---------     ---------     --------
Premiums                                     $ 28.8      $ 29.4          (2.0)%      $    57.4     $    69.4        (17.3)%
Net investment income                         258.3       301.7         (14.4)           514.9         605.4        (14.9)
Fees and other income                           4.5         4.7          (4.3)             9.0           9.3         (3.2)
Net realized capital gains                     20.3        14.1          44.0             29.5          52.0        (43.3)
                                             ------      ------         ------       ---------     ---------       ------
       Total revenue                          311.9       349.9         (10.9)           610.8         736.1        (17.0)
                                             ------      ------         ------       ---------     ---------       ------
Current and future benefits                   254.0       294.4         (13.7)           505.5         600.4        (15.8)
Operating expenses                              3.3         5.9         (44.1)             6.4          11.9        (46.2)
Reduction of reserve for loss on
   discontinued products                      (77.2)          -             -            (77.2)            -            -
                                             ------      ------         ------       ---------     ---------       ------
       Total benefits and expenses            180.1       300.3         (40.0)           434.7         612.3        (29.0)
                                             ------      ------         ------       ---------     ---------       ------
Income before income taxes                    131.8        49.6         165.7            176.1         123.8         42.2
Income taxes                                   46.8        18.6         151.6             62.8          45.6         37.7
                                             ------      ------         ------       ---------     ---------       ------
Net income                                   $ 85.0      $ 31.0         174.2%       $   113.3     $    78.2         44.9%
                                             ======      ======         ======       =========     =========       ======
Net realized capital gains, net of
   tax (included above)                      $ 13.2      $  9.1          45.1%       $    19.2     $    33.8        (43.2)%
                                             ======      ======         ======       =========     =========       ======
Deposits not included in
   premiums above                            $195.9      $216.6          (9.6)%      $   461.3     $   484.0         (4.7)%
                                             ======      ======         ======       =========     =========       ======
Assets under management (1) (2)                                                      $27,365.7     $29,707.6         (7.9)%
                                                                                     =========     =========       ======

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

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):


                                             Three Months Ended June 30,        Six Months Ended June 30,
                                             ----------------------------      ---------------------------
(Millions)                                       1999             1998             1999            1998
                                                 ----             ----             ----            ----
Scheduled contract maturities
   and benefit payments (1)                     $237.3           $235.9           $478.5          $473.0
Contractholder withdrawals other than
   scheduled contract maturities and benefit
   payments                                      125.7             99.8            201.0           172.5
Participant directed withdrawals                  21.5             24.8             43.9            52.6
                                                ------           ------           ------          ------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The results of discontinued products were as follows:


                                                      Three Months Ended June 30,    Six Months Ended June 30,
                                                     -----------------------------  ----------------------------
(Millions)                                               1999           1998            1999           1998
----------                                               ----           ----            ----           ----
Interest deficit (1)                                    $(3.3)         $(5.2)          $(8.6)        $(11.6)
Net realized capital gains                                5.3            6.5            11.9           48.8
Interest earned on receivable from continuing
   Products                                               5.5            5.6            11.0           11.2
Other, net                                                1.3            1.9             5.9            1.6
                                                        -----          -----           -----         ------
Results of discontinued products, after tax             $ 8.8          $ 8.8           $20.2         $ 50.0
                                                        -----          -----           -----         ------
Results of discontinued products, pretax                $13.2          $16.8           $30.7         $ 83.5
                                                        -----          -----           -----         ------
Net realized capital gains from sales of bonds,
   After tax (included above)                           $ 2.3          $ 6.0           $ 7.8         $ 29.1
                                                        -----          -----           -----         ------

(1) The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

The interest deficit for 1999 remained relatively level compared to 1998. Net realized capital gains for the six months ended June 30, 1998 reflect gains of $23 million related to continued favorable developments in real estate markets.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $454 million at June 30, 1999, net of related deferred taxes payable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 1999 was as follows (pretax):

(Millions)
-----------------------------------------------
Reserve at December 31, 1998          $ 1,214.1
Operating income                            4.3
Net realized capital gains                 18.3
Mortality and other                         8.1
Reserve reduction                         (77.2)
                                      ---------
Reserve at June 30, 1999              $ 1,167.6
                                      =========

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $50 million ($77 million pretax) of the reserve was released in the second quarter of 1999 primarily due to favorable investment performance. The current reserve reflects management's best estimate of anticipated future losses.

The discontinued products investment portfolio is as follows:


(Millions)                                           June 30, 1999                       December 31, 1998
----------                                      -------------------------            --------------------------
Class                                              Amount       Percent                  Amount        Percent
-----                                              ------       -------                  ------        -------
Debt Securities                                 $ 5,104.2          79.8%              $ 5,890.5           83.0%
Mortgage Loans                                      756.7          11.8                   754.2           10.6
Real Estate                                         103.6           1.6                   104.2            1.5
Equities                                            177.2           2.8                    98.5            1.4
Short-term and other investments                    254.8           4.0                   252.2            3.5
                                                ---------         -----               ---------          -----
Total                                           $ 6,396.5         100.0%              $ 7,099.6          100.0%
                                                =========         =====               =========          =====


The investment portfolio declined in 1999 as assets were used to pay off contractual liabilities.

Distributions on discontinued products were as follows:


                                                       Three Months Ended June 30,      Six Months Ended June 30,
                                                    ------------------------------    -----------------------------
(Millions)                                              1999              1998           1999              1998
----------                                              ----              ----           ----              ----
Scheduled contract maturities, settlements
 and benefit payments                                 $356.2            $392.6         $ 666.7           $860.1
Participant directed withdrawals                         4.3               6.5             8.6             12.9
                                                         ---               ---             ---             ----


Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements and "General Account Investments" for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CORPORATE

Operating Summary

                                                    Three Months Ended June 30,                   Six Months Ended June 30,
                                                  -------------------------------              --------------------------------
(Millions, after tax)                             1999        1998        % Change             1999          1998       % Change
---------------------                             ----        ----        --------             ----          ----       --------
Interest expense                                  $40.1       $34.7           15.6%            $80.7         $ 69.9         15.5%
                                                  =====       =====         ======             =====         ======       ======
Other operating expenses, net                     $21.0       $29.7          (29.3)%           $40.8         $ 57.6        (29.2)%
Net realized capital losses (gains) (1)             2.5       (70.2)             -               2.5          (68.5)           -
                                                  -----       -----         ------             -----         ------       ------
Total other expense (income)                      $23.5      $(40.5)             -%            $43.3         $(10.9)           -%
                                                  =====       =====         ======             =====         ======       ======

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

Total Investments

                                                As Restated
                                    ----------------------------------
(Millions)                          June 30, 1999    December 31, 1998
----------                          -------------    -----------------
Debt securities                        $ 29,826.8            $32,180.8
Equity securities                           879.6                800.5
Short-term investments                      803.8                942.2
Mortgage loans                            3,440.1              3,553.0
Real estate                                 311.1                270.3
Policy loans                                498.7                458.7
Other                                     1,391.7              1,300.3
                                       ----------            ---------
    Total investments                  $ 37,151.8            $39,505.8
                                       ==========            =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Debt Securities

Debt securities represented 80% of the Company's total general account invested assets at June 30, 1999 and 81% at December 31, 1998. Debt securities were as follows:

(Millions)                                        June 30, 1999       December 31, 1998
----------                                        -------------       -----------------
Supporting discontinued products                     $ 5,104.2           $ 5,890.5
Supporting experience-rated products                  12,050.8            13,197.3
Supporting remaining products                         12,671.8            13,093.0
                                                      --------            --------
  Total debt securities (1)                          $29,826.8           $32,180.8
                                                     =========           =========

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

Mortgage Loans

At June 30, 1999 and December 31, 1998, the Company's mortgage loan investments, net of impairment reserves, were as follows:

(Millions)
                                              June 30, 1999     December 31,1998
                                              -------------     ----------------
Supporting discontinued products                   $  756.7         $  754.2
Supporting experience-rated products                1,111.8          1,183.3
Supporting remaining products                       1,571.6          1,615.5
                                                    -------          -------
  Total mortgage loan investments                  $3,440.1         $3,553.0
                                                   ========         ========

During the first six months of 1999, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. At June 30, 1999 and December 31, 1998, the mortgage loan portfolio balance represented 9% of the Company's total general account invested assets.

Problem, restructured, and potential problem loans included in mortgage loans were $293 million at June 30, 1999 and $301 million at December 31, 1998 of which 86% at June 30, 1999 and December 31, 1998 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K/A for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $44 million at June 30, 1999 and $48 million at December 31, 1998. (Refer to Note 6 of Condensed Notes to Consolidated Financial Statements).

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

The Company regularly evaluates market risk sensitive instruments by examining, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term) duration, exchange rates, prepayment rates, equity markets or credit ratings/spreads.

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

Dividends

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock. Holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock that was redeemed. Approximately 9.5 million shares of Aetna common stock were issued to effect the redemption. The Company expects the redemption of the Preferred Stock to result in approximately $48 million of annual cash dividend savings. Refer to Note 5 of Condensed Notes to Consolidated Financial Statements for further information.

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

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services and are fully and unconditionally guaranteed by Aetna Inc. Refer to Note 10 of Condensed Notes to Consolidated Financial Statements for additional information.

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

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill and other acquired intangible assets were $9.2 billion at June 30, 1999, or approximately 82% of consolidated shareholders' equity. The amortization of goodwill and other acquired intangible assets was $213 million for the six months ended June 30, 1999, or approximately 33% of pretax income. The amortization of other acquired intangible assets reflects management's estimate of the useful life of acquired intangible assets (primarily customer lists, health provider networks and computer systems), generally over various periods not exceeding 25 years. Management's estimate of the useful life of goodwill, which represents the excess of cost over the fair value of net assets acquired, is over periods not exceeding 40 years. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether future operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant changes in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse affect on results of operations and financial condition.

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

Election of Directors:

                                           Votes                     Votes
                                             For                  Withheld
                                     -----------                 ---------
Leonard Abramson                     125,698,277                 1,691,910
Betzy Z. Cohen                       125,950,932                 1,439,255
William H. Donaldson                 125,989,009                 1,401,178
Barbara Hackman Franklin             126,010,826                 1,379,361
Jerome S. Goodman                    125,957,029                 1,433,158
Earl G. Graves                       125,979,819                 1,410,368
Gerald Greenwald                     126,044,330                 1,345,857
Ellen M. Hancock                     126,061,871                 1,328,316
Richard L. Huber                     125,931,935                 1,458,252
Michael H. Jordan                    126,045,347                 1,344,840
Jack D. Kuehler                      126,043,415                 1,346,772
Frank R. O'Keefe, Jr.                126,017,167                 1,373,020
Judith Rodin                         125,986,690                 1,403,497

Other matters voted upon:

                                                     Votes          Votes                           Broker
                                                       For        Against      Abstentions       Non-Votes
                                               -----------     ----------      -----------      ----------
Ratification of Independent
   Public Accountants                          126,685,487         326,796        377,904             --

Proposal to Implement Cumulative Voting
   in Election of Directors                     33,959,421      76,601,452      3,053,406       13,775,908

Proposal to Link Executive Compensation
   to Health
   Care Quality                                  4,929,406     104,354,449      4,330,424       13,775,908

Proposal Relating to Endorsement of the
   CERES Principles                              9,437,578      97,645,955      6,530,746       13,775,908

Item 5. Other Information.

(a) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                                As Restated
                                             Six Months Ended
                                                  June 30,                     Years Ended December 31,
                                           -------------------     ------------------------------------------------
Aetna Inc.                                  1999          1998     1998      1997        1996        1995      1994
----------                                  ----          ----     ----      ----        ----        ----      ----
Ratio of Earnings to Fixed Charges          4.44          5.13     4.96      5.74        2.45        4.97      4.74

Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends     3.58          4.02     3.94      4.46        2.10        4.97      4.74
                                           -------------------     ------------------------------------------------

                                                             Six Months Ended
                                                                 June 30,              Years Ended December 31,
                                                             ----------------        ----------------------------
Aetna Services, Inc.                                         1999        1998        1998         1997       1996
                                                             ----        ----        ----         ----       ----
Ratio of Earnings to Fixed Charges                           3.57        4.89        4.31         5.78       2.44

Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                      3.57        4.89        4.31         5.78       2.44
                                                             ----------------        ----------------------------

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

(b) Ratings

The ratings of certain Aetna Inc. subsidiaries follow:

                                                                                        Rating Agencies
                                                                      ----------------------------------------------------
                                                                                                   Moody's
                                                                                      Duff &       Investors      Standard
                                                                      A.M. Best       Phelps       Service        & Poor's
                                                                      ---------       ------       ---------      --------
Aetna Services, Inc. (senior debt)**
    April 27, 1999                                                        *              A            A3             A
      July 28, 1999 (1)                                                   *              A            A3             A

Aetna Services, Inc. (commercial paper)**
    April 27, 1999                                                        *             D-1           P-2           A-1
      July 28, 1999 (1)                                                   *             D-1           P-2           A-1

Aetna Life Insurance Company (claims paying/financial strength)
    April 27, 1999                                                        A             AA-           A1             A+
      July 28, 1999 (1)                                                   A             AA-           A1             A+

Aetna Life Insurance and Annuity Company
        (claims paying/financial strength)
    April 27, 1999                                                        A             AA            Aa3           AA-
      July 28, 1999 (1)                                                   A             AA            Aa3           AA-
                                                                      ---------       ------       ---------      --------

*   Nonrated by the agency.

**  Fully and unconditionally guaranteed by Aetna Inc.

(1) Moody's Investors Service and Standard & Poor's have the debt and financial strength ratings on outlook negative.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        (10)         Material Contracts.

        10.1 The Aetna Services, Inc. Supplemental Pension Benefit Plan Amended and Restated as of January 1, 1999, incorporated herein by reference to the Company's Form 10-Q filed on July 29, 1999.*

        10.2 The Aetna Services, Inc. Supplemental Incentive Savings Plan Amended and Restated as of January 1, 1999, incorporated herein by reference to the Company's Form 10-Q filed on July 29, 1999.*

        10.3 Pension Credit Agreement, dated as of September 26, 1997, by and between the Company and Frederick C. Copeland, Jr., incorporated herein by reference to the Company's Form 10-Q filed on July 29, 1999.*

        10.4 Employment Agreement, dated as of April 6, 1999, by and between the Company and Thomas J. McInerney, incorporated herein by reference to the Company's Form 10-Q filed on July 29, 1999.*

        10.5 Employment Agreement, dated as of May 4, 1999, by and between the Company and Frederick C. Copeland, Jr., incorporated herein by reference to the Company's Form 10-Q filed on July 29, 1999.*

        (12)         Statement Re:  Computation of Ratios.

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



                                                  Aetna Inc.
                                            -----------------------
                                                  Registrant



Date  February 15, 2000                By   /s/ Alan M. Bennett
                                            --------------------------
                                            Alan M. Bennett
                                            Vice President
                                            and Corporate Controller
                                            (Chief Accounting Officer)

                                   AETNA INC.


                                  EXHIBIT INDEX


              ====================================================





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