Form 10-Q/A
period 1999-09-30
AETNA INC
filed 2000-02-15
CIK 1013761

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
              Yes [X]                          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)               141,289,941
-------------------------------------   ----------------------------------------
                      (Class)            Shares Outstanding at January 31, 2000

                                TABLE OF CONTENTS






                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         Consolidated Statements of Income                                   4
         Consolidated Balance Sheets                                         5
         Consolidated Statements of Shareholders' Equity                     6
         Consolidated Statements of Cash Flows                               7
         Condensed Notes to Consolidated Financial Statements                8
         Independent Auditors' Review Report                                29

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.                  30

Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk.                                              58


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 58

Item 5.  Other Information.                                                 60

Item 6.  Exhibits and Reports on Form 8-K.                                  61

Signatures                                                                  62

SIGNIFICANT FINANCIAL AND ACCOUNTING DEVELOPMENTS

Following a review by the staff of the Securities and Exchange Commission, Aetna Inc. and its subsidiaries (collectively, the "Company") concluded that it would restate its 1998 Form 10-K and 1999 Form 10-Qs. The purpose of this Form 10-Q/A is to restate the Company's third quarter 1999 and 1998 financial statements, and the corresponding year to date periods, and to add certain other disclosures (the "Restatement") to reflect, among other things and to the extent applicable, the following changes:

- Changes to the classification and timing of amounts earned by the Company following the 1997 sale of Human Affairs International, Incorporated ("HAI"). Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1999 have instead been recorded as a realized capital gain during the third quarter of 1999. Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1998 have instead been recorded as a realized capital gain during the fourth quarter of 1998;
- A liability relating to the extension period (2000-2003) of an unfavorable pharmacy contract originally recorded by the Company in connection with the July, 1998 acquisition of NYLCare has been reversed to reflect the elimination of this liability and reduction of goodwill;
- The breakout of salaries and benefits expense originally included in other operating expenses for each period presented;
- The reclassification of the Company's initial capital contributions to separate accounts and other excess funds not held to fund current separate account liabilities to other invested assets, originally recorded to separate account assets;
- Expanded disclosures regarding the Company's discontinued products and goodwill amortization;
- The recording of an asset representing the fair value of a reinsurance contract at the acquisition date of the Prudential health care business ("PHC");
- The recording of a liability at the acquisition date of PHC representing the estimated unfavorable component of the contracts underlying the acquired medical risk business of PHC; and
- The recording of an asset at the acquisition date of PHC representing the above-market compensation component related to supplemental fees to be received under the Company's agreement to service Prudential's administrative services only contracts.

The principal effects of these changes on the accompanying financial statements are presented in Note 2 to the Consolidated Financial Statements.

For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, the Company has amended and restated in its entirety each item of the 1999 third quarter Form 10-Q which has been affected by the Restatement. In order to preserve the nature and character of the disclosures originally set forth in the 1999 third quarter Form 10-Q filed on November 2, 1999, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the Restatement. The Company will file its 1999 Form 10-K on or before March 30, 2000.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                      As Restated
                                                                --------------------------------------------------------
                                                                    Three Months Ended             Nine Months Ended
                                                                       September 30,                 September 30,
                                                                --------------------------   ---------------------------
(Millions, except per common share data)                            1999           1998           1999           1998
----------------------------------------                        -----------    -----------   ------------   ------------
Revenue:
   Premiums                                                     $   5,574.8    $   4,030.3   $   14,598.0   $   10,548.0
   Net investment income                                              748.6          795.4        2,232.6        2,444.1
   Fees and other income                                              651.9          587.0        1,755.7        1,667.4
   Net realized capital gains                                          93.6           22.0          120.5          226.3
                                                                -----------    -----------   ------------   ------------
Total revenue                                                       7,068.9        5,434.7       18,706.8       14,885.8
                                                                -----------    -----------   ------------   ------------

Benefits and expenses:
   Current and future benefits                                      5,147.1        3,954.2       13,647.5       10,508.0
   Operating expenses:
     Salaries and related benefits                                    595.8          450.2        1,562.3        1,248.5
     Other                                                            702.5          532.9        1,865.3        1,528.2
   Interest expense                                                    72.4           67.1          201.1          180.5
   Amortization of goodwill and other acquired
    intangible assets                                                 111.7          102.2          325.1          295.3
   Amortization of deferred policy acquisition costs                   52.2           60.8          153.9          176.0
   Reductions of reserve for loss on discontinued products               --          (68.0)         (77.2)         (68.0)
                                                                -----------    -----------   ------------   ------------
Total benefits and expenses                                         6,681.7        5,099.4       17,678.0       13,868.5
                                                                -----------    -----------   ------------   ------------
Income before income taxes                                            387.2          335.3        1,028.8        1,017.3
Income taxes:
   Current                                                             79.7           62.9          232.3          358.7
   Deferred                                                           112.2           69.8          214.1           42.3
                                                                -----------    -----------   ------------   ------------
 Total income taxes                                                   191.9          132.7          446.4          401.0
                                                                -----------    -----------   ------------   ------------
 Net income                                                     $     195.3    $     202.6   $      582.4   $      616.3
                                                                ===========    ===========   ============   ============
Net income applicable to common ownership                       $     192.4    $     188.8   $      551.9   $      574.7
                                                                ===========    ===========   ============   ============

Results per common share:
   Basic                                                        $      1.30    $      1.32   $       3.84   $       3.97
   Diluted                                                             1.29           1.30           3.81           3.92
Dividends declared                                                      .20            .20            .60            .60
                                                                -----------    -----------   ------------   ------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            As Restated
                                                                                                 ---------------------------------
                                                                                                 September 30,        December 31,
(Millions, except share data)                                                                        1999                 1998
-----------------------------                                                                     ----------            ---------
Assets:
Investments:
   Debt securities available for sale, at fair value (amortized cost $30,970.7 and $30,730.1)     $ 30,708.6            $32,180.8
   Equity securities, at fair value (cost $776.5 and $762.6)                                           841.5                800.5
   Short-term investments                                                                              892.4                942.2
   Mortgage loans                                                                                    3,535.2              3,553.0
   Real estate                                                                                         314.8                270.3
   Policy loans                                                                                        530.2                458.7
   Other                                                                                             1,444.6              1,300.3
                                                                                                  ----------           ----------
Total investments                                                                                   38,267.3             39,505.8
                                                                                                  ----------           ----------
   Cash and cash equivalents                                                                         2,125.1              1,951.5
   Short-term investments under securities loan agreement                                            1,514.3                753.6
   Accrued investment income                                                                           511.5                537.1
   Premiums due and other receivables                                                                2,589.7              1,478.1
   Reinsurance recoverables                                                                          3,979.3              3,897.2
   Deferred income taxes                                                                               335.0                 46.6
   Deferred policy acquisition costs                                                                 2,077.5              1,768.6
   Goodwill and other acquired intangible assets                                                     9,366.4              9,143.5
   Other assets                                                                                      1,183.6              1,111.9
   Separate Accounts assets                                                                         47,606.9             44,936.0
                                                                                                  ----------           ----------
Total assets                                                                                      $109,556.6           $105,129.9
                                                                                                  ==========           ==========
Liabilities:
   Future policy benefits                                                                          $18,906.3            $18,541.1
   Unpaid claims                                                                                     4,861.0              3,953.9
   Unearned premiums                                                                                   286.8                428.9
   Policyholders' funds left with the Company                                                       16,220.6             17,632.5
                                                                                                  ----------           ----------
Total insurance liabilities                                                                         40,274.7             40,556.4
                                                                                                  ----------           ----------
   Dividends payable to shareholders                                                                    30.0                 35.2
   Short-term debt                                                                                   1,610.9              1,370.1
   Long-term debt                                                                                    2,683.4              2,214.5
   Payables under securities loan agreement                                                          1,514.3                753.6
   Current income taxes                                                                                267.1                444.8
   Other liabilities                                                                                 3,825.0              3,007.0
   Minority and participating policyholders' interests                                                 152.9                148.4
   Separate Accounts liabilities                                                                    47,606.9             44,936.0
                                                                                                  ----------           ----------
Total liabilities                                                                                   97,965.2             93,466.0
                                                                                                  ----------           ----------
Aetna-obligated mandatorily redeemable preferred securities of subsidiary
  limited liability company holding primarily debentures guaranteed by Aetna                           275.0                275.0
                                                                                                  ----------           ----------
Commitments and Contingent Liabilities (Notes 4 and 12)
Shareholders' Equity:
   Class C voting mandatorily convertible preferred stock ($.01 par value; 15,000,000
    shares authorized and 11,614,816 issued and outstanding in 1998)                                       -                862.1
   Common stock ($.01 par value; 500,000,000 shares authorized; 149,673,857 in
    1999 and 141,272,628 in 1998 issued and outstanding)                                             4,094.6              3,292.4
   Accumulated other comprehensive income (loss)                                                      (298.4)               177.8
   Retained earnings                                                                                 7,520.2              7,056.6
                                                                                                  ----------           ----------
Total shareholders' equity                                                                          11,316.4             11,388.9
                                                                                                  ----------           ----------
Total liabilities, redeemable preferred securities and shareholders' equity                       $109,556.6           $105,129.9
                                                                                                  ==========           ==========

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated Other
                                                                                           Comprehensive Income (Loss)
                                                            Class C Voting                 ----------------------------
(Millions, except share data)                                  Mandatorily                    Unrealized        Foreign
As Restated                                                    Convertible      Common    Gains (Losses)       Currency    Retained
Nine Months Ended September 30, 1999             Total     Preferred Stock       Stock     on Securities      and Other    Earnings
------------------------------------         ---------     ---------------    --------    --------------      ---------   ---------
Balances at December 31, 1998                $11,388.9         $  862.1       $3,292.4        $  368.1        $(190.3)    $7,056.6
Comprehensive income:
 Net income                                      582.4                                                                       582.4
 Other comprehensive loss, net of tax:
    Unrealized losses on securities
     ($(560.3) pretax) (1)                      (364.2)                                         (364.2)
    Foreign currency and other
     ($(172.4) pretax)                          (112.0)                                                        (112.0)
                                             ---------
 Other comprehensive loss                       (476.2)
                                             ---------
Total comprehensive income                       106.2
                                             =========
Common stock issued for benefit
    plans (586,543 shares)                        39.3                            39.3
Repurchase of common shares
    (1,704,800 shares)                          (131.7)                         (131.7)
Conversion of preferred securities
(11,614,816 preferred shares converted
to 9,519,486 common shares)                         -            (862.1)         862.1
Issuance of stock appreciation rights             32.5                            32.5
Common stock dividends                           (88.3)                                                                      (88.3)
Preferred stock dividends                        (30.5)                                                                      (30.5)
                                             ---------       ----------       --------       ---------       --------     --------
Balances at September 30, 1999               $11,316.4       $        -       $4,094.6       $     3.9       $ (302.3)    $7,520.2
                                             =========       ==========       ========       =========       ========     ========


Nine Months Ended September 30, 1998
------------------------------------
Balances at December 31, 1997                $11,195.4         $  865.4       $3,644.4        $  456.4        $(149.3)    $6,378.5
Comprehensive income:
 Net income                                      616.3                                                                       616.3
 Other comprehensive loss, net of tax:
    Unrealized losses on securities
     ($(184.4) pretax) (1)                      (119.8)                                         (119.8)
    Foreign currency ($(75.3) pretax)            (49.0)                                                         (49.0)
                                             ---------
 Other comprehensive loss                       (168.8)
                                             ---------
Total comprehensive income                       447.5
                                             =========
Common stock issued for benefit
    plans (490,099 shares)                        32.9                            32.9
Repurchase of common shares
    (3,371,700 shares)                          (258.1)                         (258.1)
Conversion of preferred securities
    (40,327 preferred shares converted to
    33,047 common shares)                           -              (3.3)           3.3
Common stock dividends                           (86.2)                                                                      (86.2)
Preferred stock dividends                        (41.6)                                                                      (41.6)
                                             ---------       ----------       --------       ---------       --------     --------
Balances at September 30, 1998               $11,289.9         $  862.1       $3,422.5        $  336.6        $(198.3)    $6,867.0
                                             =========       ==========       ========       =========       ========     ========

(1)  Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 As Restated
                                                                                             Nine Months Ended September 30,
                                                                                             -------------------------------
(Millions)                                                                                             1999           1998
----------                                                                                           --------       --------
Cash flows from operating activities:
  Net income                                                                                         $  582.4       $  616.3
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization (including investment discounts and premiums)                        506.9          358.3
     Net realized capital gains                                                                        (120.5)        (226.3)
     Changes in assets and liabilities:
       (Increase) Decrease in accrued investment income                                                  45.4          (18.4)
       Increase in premiums due and other receivables                                                  (290.0)        (360.8)
       Increase in deferred policy acquisition costs                                                   (293.7)        (205.9)
       Decrease in income taxes                                                                        (148.3)        (103.7)
       Net decrease in other assets and other liabilities                                                74.4           54.6
       Increase in insurance liabilities                                                                652.4          478.5
       Other, net                                                                                        29.9          (30.1)
                                                                                                     --------       --------
Net cash provided by operating activities                                                             1,038.9          562.5
                                                                                                     --------       --------
Cash flows from investing activities:
  Proceeds from sales of:
     Debt securities available for sale                                                              15,597.5       17,566.8
     Equity securities                                                                                  375.2          672.5
     Mortgage loans                                                                                     321.4          840.4
     Real estate                                                                                         21.9          156.8
     Other investments                                                                                  444.5          210.2
     Short-term investments                                                                          13,033.9       16,054.8
  Cost of investments in:
     Debt securities available for sale                                                             (15,513.6)     (15,834.9)
     Equity securities                                                                                 (293.4)        (346.7)
     Mortgage loans                                                                                    (315.9)        (282.8)
     Real estate                                                                                        (43.2)         (23.3)
     Other investments                                                                                 (605.6)        (589.2)
     Short-term investments                                                                         (12,475.6)     (15,611.3)
  Acquisitions:
     Prudential healthcare business                                                                    (512.5)             -
     NYLCare healthcare business                                                                        (48.8)      (1,080.6)
     Other                                                                                             (150.5)         (57.3)
  Increase in property and equipment                                                                   (258.5)        (100.8)
  Net decrease in Separate Accounts                                                                      26.8           26.8
  Other, net                                                                                            (30.3)        (342.9)
                                                                                                     --------       --------
Net cash provided by (used for) investing activities                                                   (426.7)       1,258.5
                                                                                                     --------       --------
Cash flows from financing activities:
  Deposits and interest credited for investment contracts                                             2,008.1        1,510.6
  Withdrawals of investment contracts                                                                (2,605.4)      (2,406.2)
  Repayment of long-term debt                                                                           (31.3)        (164.1)
  Net increase in short-term debt                                                                       241.3        1,166.0
  Common stock issued under benefit plans                                                                39.3           32.9
  Common stock acquired                                                                                (121.7)        (258.1)
  Dividends paid to shareholders                                                                       (124.0)        (128.4)
  Other, net                                                                                           (105.1)           -
                                                                                                     --------       --------
Net cash used for financing activities                                                                 (698.8)        (247.3)
                                                                                                     --------       --------
Effect of exchange rate changes on cash and cash equivalents                                             (1.4)          (6.4)
                                                                                                     --------       --------
Net increase (decrease) in cash and cash equivalents                                                    (88.0)       1,567.3
Cash acquired from NYLCare healthcare business                                                              -          108.8
Cash acquired from Prudential healthcare business                                                       261.6            -
Cash and cash equivalents, beginning of period                                                        1,951.5        1,805.8
                                                                                                     --------       --------
Cash and cash equivalents, end of period                                                             $2,125.1       $3,481.9
                                                                                                     ========       ========
Supplemental cash flow information:
  Interest paid                                                                                      $  212.5       $  196.2
  Income taxes paid                                                                                     414.7          506.1
                                                                                                     --------       --------

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

Subsequent to the issuance of the Company's third quarter 1999 financial statements and the filing of its third quarter 1999 Form 10-Q with the Securities and Exchange Commission (the "SEC"), and following discussions with representatives of the SEC's Division of Corporate Finance and Office of the Chief Accountant concerning its review of the Company's financial statements, the Company concluded it would restate its third quarter 1999 financial statements and related disclosures. (Refer to Note 2.)

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

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(2) RESTATEMENT

Subsequent to the issuance of the Company's third quarter 1999 financial statements and the filing of its third quarter 1999 Form 10-Q with the Securities and Exchange Commission (the "SEC"), and following discussions with representatives of the SEC's Division of Corporate Finance and Office of the Chief Accountant concerning its review of the Company's financial statements, the Company concluded that it would restate its third quarter 1999 and 1998 financial statements and related disclosures to reflect, among other things, the following changes:

- Changes to the classification and timing of amounts earned by the Company following the 1997 sale of Human Affairs International, Incorporated ("HAI"). Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1999 have instead been recorded as a realized capital gain during the third quarter of 1999. Contingent payments earned by the Company originally recorded as reductions of medical costs and as other income on a quarterly basis in 1998 have instead been recorded as a realized capital gain during the fourth quarter of 1998;
- A liability relating to the extension period (2000-2003) of an unfavorable pharmacy contract originally recorded by the Company in connection with the July, 1998 acquisition of NYLCare has been reversed to reflect the elimination of this liability and reduction of goodwill;
- The breakout of salaries and benefits expense originally included in other operating expenses for each period presented;
- The reclassification of the Company's initial capital contributions to separate accounts and other excess funds not held to fund current separate account liabilities to other invested assets, originally recorded to separate account assets;
- Expanded disclosures regarding the Company's discontinued products and goodwill amortization;
- The recording of an asset representing the fair value of a reinsurance contract at the acquisition date of the Prudential health care business ("PHC");
- The recording of a liability at the acquisition date of PHC representing the estimated unfavorable component of the contracts underlying the acquired medical risk business of PHC; and
- The recording of an asset at the acquisition date of PHC representing the above-market compensation component related to supplemental fees to be received under the Company's agreement to service Prudential's administrative services only contracts.

As a result of the foregoing and other factors, the Company's third quarter 1999 and 1998 financial statements have been restated from amounts previously reported.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(2) RESTATEMENT (CONTINUED)

Consolidated Statements of Income:

                                                                              For the three months ended September 30,
                                                                    ------------------------------------------------------------
                                                                              1999                                1998
                                                                    -------------------------        ---------------------------
                                                                          As    As Previously               As     As Previously
(Millions, except per common share data)                            Restated         Reported         Restated          Reported
----------------------------------------                            --------    -------------        ---------     -------------
Revenue:
  Premiums                                                          $5,574.8        $ 5,574.8        $ 4,030.3         $ 4,030.3
  Net investment income                                                748.6            748.6            795.4             795.4
  Fees and other income                                                651.9            660.6            587.0             595.7
  Net realized capital gains                                            93.6             33.6             22.0              22.0
                                                                    --------        ---------        ---------         ---------
Total revenue                                                        7,068.9          7,017.6          5,434.7           5,443.4
                                                                    --------        ---------        ---------         ---------
Benefits and Expenses:
  Current and future benefits                                        5,147.1          5,142.0          3,954.2           3,947.9
  Operating expenses:
     Salaries and related benefits                                     595.8            497.0            450.2             461.3
     Other                                                             702.5            801.3            532.9             521.8
  Interest expense                                                      72.4             72.4             67.1              67.1
  Amortization of goodwill and other acquired intangible
     assets                                                            111.7            111.7            102.2             102.2
  Amortization of deferred policy acquisition costs                     52.2             52.2             60.8              60.8
  Reduction of reserve for loss on discontinued products                   -                -            (68.0)            (68.0)
                                                                    --------        ---------        ---------         ---------
Total benefits and expenses                                          6,681.7          6,676.6          5,099.4           5,093.1
                                                                    --------        ---------        ---------         ---------
Income from continuing operations before income taxes                  387.2            341.0            335.3             350.3
Income taxes (benefits):
  Current                                                               79.7             63.9             62.9              68.4
  Deferred                                                             112.2            111.8             69.8              69.5
                                                                    --------        ---------        ---------         ---------
Total income taxes                                                     191.9            175.7            132.7             137.9
                                                                    --------        ---------        ---------         ---------
Net income                                                          $  195.3        $   165.3        $   202.6         $   212.4
                                                                    --------        ---------        ---------         ---------
Net income applicable to common ownership                           $  192.4        $   162.4        $   188.8         $   198.6
                                                                    ========        =========        =========         =========
Results Per Common Share:
Net income:
  Basic                                                             $   1.30         $   1.09         $   1.32          $   1.38
  Diluted                                                               1.29             1.09             1.30              1.36
Dividends declared                                                       .20              .20              .20               .20
                                                                    --------        ---------        ---------         ---------

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(2) RESTATEMENT (CONTINUED)

Consolidated Statements of Income:

                                                                           For the nine months ended September 30,
                                                                  -------------------------------------------------------------
                                                                            1999                               1998
                                                                  --------------------------        ---------------------------
                                                                         As    As Previously               As     As Previously
(Millions, except per common share data)                           Restated         Reported         Restated          Reported
----------------------------------------                           --------         --------         --------          --------
Revenue:
  Premiums                                                        $14,598.0        $14,598.0       $ 10,548.0        $ 10,548.0
  Net investment income                                             2,232.6          2,232.6          2,444.1           2,444.1
  Fees and other income                                             1,755.7          1,781.9          1,667.4           1,693.6
  Net realized capital gains                                          120.5             60.5            226.3             226.3
                                                                  ---------        ---------       ----------        ----------
Total revenue                                                      18,706.8         18,673.0         14,885.8          14,912.0
                                                                  ---------        ---------       ----------        ----------
Benefits and Expenses:
  Current and future benefits                                      13,647.5         13,629.9         10,508.0          10,489.2
  Operating expenses:
     Salaries and related benefits                                  1,562.3          1,481.2          1,248.5           1,260.5
     Other                                                          1,865.3          1,946.4          1,528.2           1,516.2
  Interest expense                                                    201.1            201.1            180.5             180.5
  Amortization of goodwill and other acquired intangible
      assets                                                          325.1            325.1            295.3             295.3
  Amortization of deferred policy acquisition costs                   153.9            153.9            176.0             176.0
  Reduction of reserve for loss on discontinued products.             (77.2)           (77.2)           (68.0)            (68.0)
                                                                  ---------        ---------       ----------        ----------
Total benefits and expenses                                        17,678.0         17,660.4         13,868.5          13,849.7
                                                                  ---------        ---------       ----------        ----------
Income from continuing operations before income taxes               1,028.8          1,012.6          1,017.3           1,062.3
Income taxes (benefits):
  Current                                                             232.3            227.0            358.7             374.4
  Deferred                                                            214.1            213.7             42.3              42.3
                                                                  ---------        ---------       ----------        ----------
Total income taxes                                                    446.4            440.7            401.0             416.7
                                                                  ---------        ---------       ----------        ----------
Net income                                                        $   582.4        $   571.9       $    616.3        $    645.6
                                                                  =========        =========       ==========        ==========
Net income applicable to common ownership                         $   551.9        $   541.4       $    574.7        $    604.0
                                                                  =========        =========       ==========        ==========
Results Per Common Share:
Net income:
  Basic                                                           $    3.84        $    3.77       $     3.97        $     4.17
  Diluted                                                              3.81             3.74             3.92              4.10
Dividends declared                                                $     .60        $     .60       $      .60        $      .60
                                                                  ---------        ---------       ----------        ----------

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                          AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

(2) RESTATEMENT (CONTINUED)

Consolidated Balance Sheets:

                                                                    As of September 30, 1999          As of December 31, 1998
                                                                   -------------------------         ------------------------
                                                                         As    As Previously               As   As Previously
(Millions, except per common share data)                           Restated         Reported         Restated        Reported
----------------------------------------                           --------    -------------         --------   -------------
Assets:
Investments:
Debt securities available for sale, at fair value
 (amortized cost $30,970.7 and $30,730.1)                      $   30,708.6     $   30,708.6     $   32,180.8    $   32,180.8
Equity securities, at fair value (cost $776.5 and $762.6)             841.5            841.5            800.5           800.5
Short-term investments                                                892.4            892.4            942.2           942.2
Mortgage loans                                                      3,535.2          3,535.2          3,553.0         3,553.0
Real estate                                                           314.8            314.8            270.3           270.3
Policy loans                                                          530.2            530.2            458.7           458.7
Other                                                               1,444.6          1,427.8          1,300.3         1,264.5
                                                               ------------     ------------     ------------    ------------
Total investments                                                  38,267.3         38,250.5         39,505.8        39,470.0
                                                               ------------     ------------     ------------    ------------
Cash and cash equivalents                                           2,125.1          2,125.1          1,951.5         1,951.5
Short-term investments under securities loan agreement              1,514.3          1,514.3            753.6           753.6
Accrued investment income                                             511.5            511.5            537.1           537.1
Premiums due and other receivables                                  2,589.7          2,574.7          1,478.1         1,478.1
Reinsurance recoverables                                            3,979.3          3,979.3          3,897.2         3,897.2
Deferred income taxes                                                 335.0            342.1             46.6            53.0
Deferred policy acquisition costs                                   2,077.5          2,077.5          1,768.6         1,768.6
Goodwill and other acquired intangible assets                       9,366.4          9,378.7          9,143.5         9,155.3
Other assets                                                        1,183.6          1,094.9          1,111.9         1,111.9
Separate Accounts assets                                           47,606.9         47,614.7         44,936.0        44,971.8
                                                               ------------     ------------     ------------    ------------
Total assets                                                   $  109,556.6     $  109,463.3     $  105,129.9    $  105,148.1
                                                               ============     ============     ============    ============
Liabilities:
Future policy benefits                                         $   18,906.3     $   18,819.6     $   18,541.1    $   18,541.1
Unpaid claims                                                       4,861.0          4,861.0          3,953.9         3,953.9
Unearned premiums                                                     286.8            286.8            428.9           428.9
Policyholders' funds left with the Company                         16,220.6         16,220.6         17,632.5        17,632.5
                                                               ------------     ------------     ------------    ------------
Total insurance liabilities                                        40,274.7         40,188.0         40,556.4        40,556.4
                                                               ------------     ------------     ------------    ------------
Dividends payable to shareholders                                      30.0             30.0             35.2            35.2
Short-term debt                                                     1,610.9          1,610.9          1,370.1         1,370.1
Long-term debt                                                      2,683.4          2,683.4          2,214.5         2,214.5
Payables under securities loan agreement                            1,514.3          1,514.3            753.6           753.6
Current income taxes                                                  267.1            261.8            444.8           444.8
Other liabilities                                                   3,825.0          3,834.2          3,007.0         3,025.2
Minority and participating policyholders' interests                   152.9            152.9            148.4           148.4
Separate Accounts liabilities                                      47,606.9         47,606.9         44,936.0        44,936.0
                                                               ------------     ------------     ------------    ------------
Total liabilities                                                  97,965.2         97,882.4         93,466.0        93,484.2
                                                               ------------     ------------     ------------    ------------
Aetna-obligated mandatorily redeemable preferred
 securities of subsidiary limited liability company
 holding primarily debentures guaranteed by Aetna                     275.0            275.0            275.0           275.0
                                                               ------------     ------------     ------------    ------------
Commitments and Contingent Liabilities (Notes 4 and 12)
Shareholders' Equity:
Class C voting mandatorily convertible preferred stock
 ($.01 par value; 15,000,000 shares authorized; and
 11,614,816 issued and outstanding in 1998)                              --               --            862.1           862.1
Common stock ($.01 par value; 500,000,000 shares
 authorized; 149,673,857 in 1999 and  141,272,628 in
 1998 issued and outstanding)                                       4,094.6          4,094.6          3,292.4         3,292.4
Accumulated other comprehensive income                               (298.4)          (298.4)           177.8           177.8
Retained earnings                                                   7,520.2          7,509.7          7,056.6         7,056.6
                                                               ------------     ------------     ------------    ------------
Total shareholders' equity                                         11,316.4         11,305.9         11,388.9        11,388.9
                                                               ------------     ------------     ------------    ------------
Total liabilities, redeemable preferred securities and
 shareholders' equity                                          $  109,556.6     $  109,463.3     $  105,129.9    $  105,148.1
                                                               ============     ============     ============    ============

See Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3) EARNINGS PER COMMON SHARE (AS RESTATED)

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three and nine months ended September 30, was as follows:

Three Months Ended September 30,                                               Income              Shares          Per Common
(Millions, except per common share data)                                  (Numerator)       (Denominator)        Share Amount
----------------------------------------                                  -----------       -------------        ------------
1999
Net income                                                                    $195.3
Less:  preferred stock dividends                                                 2.9
                                                                              ------
Basic EPS
   Income applicable to common ownership                                      $192.4              148.4                 $1.30
                                                                              ======                                    =====
Effect of dilutive securities:
   Stock options and other (1)                                                                      1.0
                                                                                                  -----
Diluted EPS
 Income applicable to common ownership and assumed conversions                $192.4              149.4                 $1.29
                                                                              ======              =====                 =====

1998
Net income                                                                    $202.6
Less:  preferred stock dividends                                                13.8
                                                                              ------
Basic EPS
   Income applicable to common ownership                                       188.8              143.5                 $1.32
                                                                                                                        =====
Effect of dilutive securities:
   Stock options and other (1)                                                                       .9
   Convertible preferred stock                                                  13.8               11.6
                                                                              ------              -----
Diluted EPS
 Income applicable to common ownership and assumed conversions                $202.6              156.0                 $1.30
                                                                              ======              =====                 =====

Nine Months Ended September 30,                                                Income              Shares          Per Common
(Millions, except per common share data)                                  (Numerator)       (Denominator)        Share Amount
----------------------------------------                                  -----------       -------------        ------------
1999
Net income                                                                    $582.4
Less:  preferred stock dividends                                                30.5
                                                                              ------
Basic EPS
   Income applicable to common ownership                                      $551.9              143.6                 $3.84
                                                                              ======                                    =====
Effect of dilutive securities:
   Stock options and other (2)                                                                      1.1
                                                                                                  -----
Diluted EPS
 Income applicable to common ownership and assumed conversions                $551.9              144.7                 $3.81
                                                                              ======              =====                 =====
1998
Net income                                                                    $616.3
Less:  preferred stock dividends                                                41.6
                                                                              ------
Basic EPS
   Income applicable to common ownership                                       574.7              144.7                 $3.97
                                                                                                                        =====
Effect of dilutive securities:
   Stock options and other (2)                                                                      1.1
   Convertible preferred stock                                                  41.6               11.6
                                                                              ------              -----
Diluted EPS
 Income applicable to common ownership and assumed conversions                $616.3              157.4                 $3.92
                                                                              ======              =====                 =====

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

In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation at acquisition date included the following:

- An asset of $130 million, representing the fair value adjustment of a reinsurance agreement (discussed below), primarily reflecting the net benefits to be received from Prudential over the life of the agreement. Significant assumptions utilized in the determination of this asset primarily included, for expected amounts recoverable under the agreement, various probability outcomes above and below the medical loss thresholds (83.5% in 1999 and 84.0% in 2000). The probability outcomes considered the estimated medical loss ratios of the business at the acquisition date as well as expected medical loss ratios for 2000, with variability in relation to the thresholds, up to plus or minus three standard deviations. A risk premium (an amount typically charged by a third party for accepting risk under a reinsurance contract) based on an approximate 12% after-tax return, which considers the cost of capital to the reinsurer, was also assumed. This asset will be amortized to expense in proportion to the benefits expected to be recognized under the reinsurance agreement over its term;

- A liability of $129 million, representing a fair value adjustment for the unfavorable component of the contracts underlying the acquired medical risk business. Significant assumptions utilized in the determination of this fair value adjustment included an assumed market rate medical loss ratio for the acquired contracts (i.e., 83.5% for Commercial HMO and 92.0% for Medicare HMO) as compared to the medical loss ratios of the acquired business at acquisition date. The fair value adjustment considered the period from acquisition date to the underlying contracts' renewal dates. This liability will be amortized over the period from the acquisition date to the renewal date of the underlying contracts;

- An asset of $21 million, representing the above-market compensation component related to supplemental fees to be received under the Company's agreement to service Prudential's administrative services only contracts (discussed below). This asset will be amortized over the period of the above-market compensation component, beginning in January, 2000.

The period August 6, 1999 through September 30, 1999, reflected asset amortization of $42 million related to the reinsurance agreement and liability amortization of $43 million related to the unfavorable component of the contracts underlying the acquired medical risk business.

The excess of the purchase price over the fair value of the net assets acquired resulted in approximately $167 million being allocated to goodwill and approximately $128 million to other acquired intangible assets, which is being amortized over a 40-year period for goodwill and over the estimated useful lives of other acquired intangible assets. The Company's consolidated results of operations include PHC from August 6, 1999.

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

The Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential has agreed to indemnify the Company from certain insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold is 83.5% for August 6, 1999 through December 31, 1999 and 84% for January 1, 2000 through December 31, 2000. During the period August 6, 1999 through September 30, 1999, reinsurance recoveries under this agreement (reflected as a reduction of current and future benefits) were $27 million pretax. The premium is subject to adjustment if medical costs of PHC are below these threshold medical loss ratio levels. Prudential has also agreed to indemnify the Company for unanticipated increases in medical claims payable existing at the acquisition date for a period of up to nine months following the close.

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

In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation included approximately $35 million pretax related to an unfavorable contract with an affiliate of NYL for providing pharmaceutical benefits services (the "pharmacy contract"). As a condition of closing the transaction, the pharmacy contract was extended from January 1, 2000 through December 31, 2003 (the "extension period"). The terms of the extension period were determined to reflect an appropriate market price, however the terms of the pharmacy contract prior to January 1, 2000 were determined to be unfavorable. The purchase price allocation related to the pharmacy contract is being amortized over the period from closing to December 31, 1999. For the nine months ended September 30, 1999, approximately $14 million pretax was amortized as a reduction of pharmacy costs. Also, a $64 million liability related to the expected costs associated with involuntarily terminating certain NYLCare employees and the costs related to the exiting of leased NYLCare facilities was established as part of the purchase price allocation. These costs will be charged to this liability as actions are taken and were not significant to the Company's combined revenues or operating results.

The excess of the purchase price over the fair value of the net assets acquired resulted in approximately $1.1 billion, net of related deferred taxes, being primarily allocated to goodwill and other acquired intangible assets, which is being amortized over a 40-year period for goodwill and over a range of three to 20 years for other acquired intangible assets. The Company's consolidated results of operations include the NYLCare health business from July 15, 1998.

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

(5) CAPITAL STOCK

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

On September 24, 1999, the Board of Directors adopted a new shareholder rights plan (the "1999 Plan") that will replace the Company's existing plan. The Company's existing plan expires on November 8, 1999. Under the 1999 Plan, one new right ("New Right") will be distributed on each outstanding share of Aetna common stock to shareholders of record at the close of business on November 8, 1999, and one New Right will be issued with each share of Aetna common stock issued after November 8, 1999.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(5) CAPITAL STOCK (CONTINUED)

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

Upon becoming exercisable each New Right will entitle the holder thereof (the "Holder") to purchase one one-hundredth of a share of Aetna Inc.'s Class B Voting Preferred Stock, Series A ("Fractional Preferred Share") at a price of $300 (the "Exercise Price"). Each Fractional Preferred Share has dividend, voting and liquidation rights designed to make it approximately equal in value to one share of Aetna common stock. Under certain circumstances, including a Triggering Acquisition, each New Right (other than New Rights that were or are owned by the acquirer, which are void) thereafter will entitle the Holder to purchase Aetna common stock (or economically equivalent securities, under certain circumstances) worth twice the Exercise Price. Under certain circumstances, including certain acquisitions of Aetna Inc. in a merger or sale of its assets, each New Right thereafter will entitle the Holder to purchase equity securities of the acquirer at a 50% discount.

Under certain circumstances, Aetna Inc. may redeem all of the New Rights at a price of $.01 per New Right. The New Rights will expire on November 8, 2009, unless earlier redeemed, however, the 1999 Plan provides for a committee of Aetna Inc.'s independent Directors to review the 1999 Plan at least once every three years and recommend to the full Board of Directors whether the 1999 Plan should be amended or the New Rights redeemed. The New Rights will have no dilutive effect on earnings per share until exercised.

Effective October 29, 1999, the Board of Directors approved a grant of approximately 5.5 million options to executive, middle management and non-management employees to purchase common stock of the Company at $50.25 per share.

(6) INVESTMENTS

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

                                                               September 30, 1999                  December 31, 1998
                                                          --------------------------         ----------------------------
                                                               Total                              Total
                                                            Recorded        Specific           Recorded          Specific
(Millions)                                                Investment        Reserves         Investment          Reserves
----------                                                ----------        --------         ----------          --------
Supporting discontinued products                              $157.1           $22.3             $161.9             $22.9
Supporting experience-rated products                            85.9            17.4               95.7              21.7
Supporting remaining products                                   45.3             4.0               43.6               3.2
                                                              ------           -----             ------             -----
Total impaired loans                                          $288.3(1)        $43.7             $301.2(1)          $47.8
                                                              ======           =====             ======             =====

(1) Includes impaired loans of $96.9 million and $96.0 million at September 30, 1999 and December 31, 1998, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the nine months ended September 30, 1999 and 1998 is summarized below:

                                                                Supporting
                                               Supporting       Experience-         Supporting
                                             Discontinued             Rated          Remaining
(Millions)                                       Products          Products           Products            Total
----------                                   ------------       -----------         ----------            -----
Balance at December 31, 1998                     $  29.5            $  29.6            $   7.8         $   66.9
Credited to net realized capital losses               --                 --                (.2)             (.2)
Charged to other accounts                             --                 --                1.8              1.8
Principal write-offs                                 (.6)              (4.4)               (.5)            (5.5)
                                                 -------            -------            -------         --------
Balance at September 30, 1999                    $  28.9            $  25.2            $   8.9         $   63.0(2)
                                                 =======            =======            =======         ========
Balance at December 31, 1997                     $  68.7            $  31.6            $  14.2         $  114.5
Credited to net realized capital losses               --                 --               (2.0)            (2.0)
Charged (credited) to other accounts               (30.0)(1)           (2.0)(1)            5.0            (27.0)
Principal write-offs                                 (.4)              (2.0)               (.7)            (3.1)
                                                 -------            -------            -------         --------
Balance at September 30, 1998                    $  38.3            $  27.6            $  16.5         $   82.4(2)
                                                 =======            =======            =======         ========

(1) Reflects adjustments to reserves related to assets supporting discontinued products and experience-rated products, which do not affect the Company's results of operations.
(2) Total reserves at September 30, 1999 and 1998 include $43.7 million and $39.4 million of specific reserves, respectively, and $19.3 million and $43.0 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:

                                            Three Months Ended September 30,         Nine Months Ended September 30,
                                                         1999                                     1999
                                           ----------------------------------      -----------------------------------
                                            Average                                 Average
                                           Impaired      Income          Cash      Impaired       Income          Cash
(Millions)                                    Loans      Earned      Received         Loans       Earned      Received
----------                                 --------      ------      --------      --------       ------      --------
Supporting discontinued products             $157.9        $3.1          $3.0        $158.8        $ 9.1        $  9.0
Supporting experience-rated products           95.3         2.8           2.6          94.2          7.1           6.8
Supporting remaining products                  29.9         2.7           2.4          35.4          5.8           5.2
                                             ------        ----          ----        ------         -----        -----
Total                                        $283.1        $8.6          $8.0        $288.4         $22.0        $21.0
                                             ======        ====          ====        ======         =====        =====


                                             Three Months Ended September 30,        Nine Months Ended September 30,
                                                          1998                                     1998
                                            ---------------------------------      -----------------------------------
                                             Average                                Average
                                            Impaired     Income          Cash      Impaired       Income          Cash
(Millions)                                     Loans     Earned      Received         Loans       Earned      Received
                                            --------     ------      --------      --------       ------      --------
Supporting discontinued products              $164.3       $4.1          $4.1        $175.5        $10.6         $10.9
Supporting experience-rated products           103.6        3.8           3.9         106.2          7.9           8.0
Supporting remaining products                   44.6         .9            .8          52.1          2.6           2.4
                                              ------       ----          ----        ------         -----        -----
Total                                         $312.5       $8.8          $8.8        $333.8         $21.1        $21.3
                                              ======       ====          ====        ======         =====        =====

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

(8) ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                --------------------------
(Millions)                                                                                       1999               1998
----------                                                                                      -------            -------
Unrealized holding gains (losses) arising during the period (1)                                 $(322.1)           $ 112.2
Less:  reclassification adjustment for gains and other items included in net income (2)            42.1              232.0
                                                                                                -------            -------
Net unrealized losses on securities                                                             $(364.2)           $(119.8)
                                                                                                =======            =======

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

Results of discontinued products were as follows (pretax, in millions):

                                                                                   Charged (Credited)
                                                                                       to Reserve for
Three months ended September 30, 1999                                  Results          Future Losses          Net (1)
-------------------------------------                                  -------     ------------------          -------
Net investment income                                                   $116.3           $    -                $116.3
Net realized capital loss                                                (12.3)            12.3                     -
Interest earned on receivable from continuing products                     7.9                -                   7.9
Other income                                                               9.1                -                   9.1
                                                                        ------           ------                -----
   Total revenue                                                         121.0             12.3                 133.3
                                                                        ------           ------                -----
Current and future benefits                                              122.4              8.0                 130.4
Operating expenses                                                         2.9                -                   2.9
                                                                        ------           ------                -----
   Total benefits and expenses                                           125.3              8.0                 133.3
                                                                        ------           ------                -----
Results of discontinued products                                        $ (4.3)          $  4.3                $    -
                                                                        ======           ======                =====


Three months ended September 30, 1998
-------------------------------------
Net investment income                                                   $ 132.3          $     -               $132.3
Net realized capital gains                                                  7.8             (7.8)                   -
Interest earned on receivable from continuing products                      8.8                -                  8.8
Other income                                                                1.2                -                  1.2
                                                                        -------          -------               ------
   Total revenue                                                          150.1             (7.8)               142.3
                                                                        -------          -------               ------
Current and future benefits                                               138.9               .4                139.3
Operating expenses                                                          3.0                -                  3.0
                                                                        -------          -------               ------
   Total benefits and expenses                                            141.9               .4                142.3
                                                                        -------          -------               ------
Results of discontinued products                                        $   8.2          $  (8.2)              $    -
                                                                        =======          =======               ======

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(9) DISCONTINUED PRODUCTS (CONTINUED)

                                                                                    Charged (Credited)
                                                                                     to Reserve for
Nine months ended September 30, 1999                                    Results       Future Losses           Net (1)
------------------------------------                                    -------     ------------------        -------
Net investment income                                                   $ 360.1          $    -                $360.1
Net realized capital gains                                                  6.0            (6.0)                    -
Interest earned on receivable from continuing products                     24.8               -                  24.8
Other income                                                               24.4               -                  24.4
                                                                        -------         -------                ------
   Total revenue                                                          415.3            (6.0)                409.3
                                                                        -------         -------                ------
Current and future benefits                                               379.5            20.4                 399.9
Operating expenses                                                          9.4               -                   9.4
                                                                        -------         -------                ------
   Total benefits and expenses                                            388.9            20.4                 409.3
                                                                        -------         -------                ------
Results of discontinued products                                        $  26.4         $ (26.4)               $    -
                                                                        =======         =======                ======


Nine months ended September 30, 1998
------------------------------------
Net investment income                                                    $404.9         $     -                $404.9
Net realized capital gains                                                 82.8           (82.8)                    -
Interest earned on receivable from continuing products                     26.1               -                  26.1
Other income                                                               17.6               -                  17.6
                                                                         ------         -------                ------
   Total revenue                                                          531.4           (82.8)                448.6
                                                                         ------         -------                ------
Current and future benefits                                               429.4             8.9                 438.3
Operating expenses                                                         10.3               -                  10.3
                                                                         ------         -------                ------
   Total benefits and expenses                                            439.7             8.9                 448.6
                                                                         ------         -------                ------
Results of discontinued products                                         $ 91.7         $ (91.7)               $    -
                                                                         ======         =======                ======


(1) Amounts are reflected in the September 30, 1999 and 1998 Consolidated Statements of Income, except for interest earned on the receivable from continuing products, which is eliminated in consolidation.

Assets and liabilities supporting discontinued products at September 30, 1999 and December 31, 1998 were as follows (1):

                                                              September 30,         December 31,
(Millions)                                                             1999                 1998
----------                                                    -------------         ------------
Debt securities available for sale                                 $4,770.4             $5,890.5
Mortgage loans                                                        788.8                754.2
Real estate                                                           101.8                104.2
Short-term and other investments                                      401.9                350.7
                                                                   --------             --------
Total investments                                                   6,062.9              7,099.6
Short-term investments under securities loan agreement                134.6                143.9
Current and deferred income taxes                                     182.2                187.5
Receivable from continuing products (2)                               522.6                548.0
Other                                                                   1.7                    -
                                                                   --------             --------
Total assets                                                       $6,904.0              7,979.0
                                                                   ========             ========

Future policy benefits                                             $4,574.2             $4,653.5
Policyholders' funds left with the Company                          1,031.9              1,546.0
Reserve for anticipated future losses on discontinued               1,163.3              1,214.1
products
Payables under securities loan agreements                             134.6                143.9
Other                                                                     -                421.5
                                                                   --------             --------
Total liabilities                                                  $6,904.0             $7,979.0
                                                                   ========             ========

(1) Assets supporting the discontinued products are distinguished from other continuing operations assets.
(2)  The receivable from continuing products is eliminated in consolidation.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(9) DISCONTINUED PRODUCTS (CONTINUED)

At September 30, 1999, net unrealized capital losses on available-for-sale debt securities are included above in other assets. At December 31, 1998, net unrealized capital gains on available-for-sale debt securities are included above in other liabilities. These net unrealized capital gains and losses are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 1999 was as follows (pretax):

(Millions)
----------
Reserve at December 31, 1998                                   $1,214.1
Operating income                                                   10.3
Net realized capital gains                                          6.0
Mortality and other                                                10.1
Reserve reduction                                                 (77.2)
                                                               --------
Reserve at September 30, 1999                                  $1,163.3
                                                               ========

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

Balance Sheets Information:

                                                                           As Restated
                                                                -----------------------------------
                                                                September 30,         December 31,
                                                                         1999                  1998
                                                                -------------         -------------
Total investments (excluding Separate Accounts)                     $35,843.6             $38,349.7
Total assets                                                         95,755.6              93,190.9
Total insurance liabilities                                          37,765.0              38,566.9
Total liabilities                                                    94,108.4              90,770.3
Total redeemable preferred stock                                        275.0                 275.0
Total shareholder's equity                                            1,381.2               2,145.6
                                                                -----------------------------------


Statements of Income Information:

                                                          Three Months Ended       Nine Months Ended
                                                          September 30, 1999      September 30, 1999
                                                          ------------------      ------------------
Total revenue                                                       $3,240.6                $8,690.9
Total benefits and expenses                                          2,972.3                 7,949.6
Income before income taxes                                             268.3                   741.3
Net income                                                             133.6                   449.8
                                                          ------------------------------------------

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

(11) SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three and nine months ended September 30, was as follows:

                                             As Restated          Aetna                                                 As Restated
Three months ended September 30,               Aetna U.S.     Financial           Aetna   Large Case        Corporate         Total
(Millions)                                     Healthcare      Services   International     Pensions    and Other (1)       Company
--------------------------------             ------------     ---------   -------------   ----------    -------------   -----------
1999
Revenues from external customers                 $5,405.5        $178.4          $595.2       $ 47.6          $    -       $6,226.7
Net investment income                               165.4         224.8            93.5        241.1             1.9          726.7
Equity in subsidiaries                               (1.6)            -            23.5            -               -           21.9
                                                 --------        ------          ------       ------          ------       --------
Total revenue excluding realized capital
 gains (losses)                                  $5,569.3        $403.2          $712.2       $288.7          $  1.9       $6,975.3
                                                 ========        ======          ======       ======          ======       ========

Operating earnings (2)                           $  139.7        $ 58.0          $ 45.9       $ 21.0          $(66.4)      $  198.2
Other item (3)                                       (8.4)        (2.5)            (2.4)         (.1)            (.7)         (14.1)
Realized capital gains (losses), net of tax          26.1         (7.2)           (21.4)        (3.8)           17.5           11.2
                                                 --------        ------          ------       ------          ------       --------
Net income (loss)                                $  157.4        $ 48.3          $ 22.1       $ 17.1          $(49.6)      $  195.3
                                                 ========        ======          ======       ======          ======       ========

1998
Revenues from external customers                 $3,957.3        $207.8          $411.4       $ 40.5          $   .3       $4,617.3
Net investment income                               133.3         278.2            80.9        278.0             3.3          773.7
Equity in subsidiaries                                  -             -            21.7            -               -           21.7
                                                 --------        ------          ------       ------          ------       --------
Total revenue excluding realized capital
  gains (losses)                                 $4,090.6        $486.0          $514.0       $318.5          $  3.6       $5,412.7
                                                 ========        ======          ======       ======          ======       ========

Operating earnings (losses) (2)                  $  108.6        $ 71.8          $ 42.5       $ 20.6          $(64.6)      $  178.9
Other items (3)                                     (18.1)         (6.5)           (3.4)        43.8            (8.1)           7.7
Realized capital gains (losses), net of tax          13.2           1.3             1.7          (.2)              -           16.0
                                                 --------        ------          ------       ------          ------       --------
Net income (loss)                                $  103.7        $ 66.6          $ 40.8       $ 64.2          $(72.7)      $  202.6
                                                 ========        ======          ======       ======          ======       ========

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

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(11) SEGMENT INFORMATION (CONTINUED)

                                          As Restated          Aetna                                                 As Restated
Nine months ended September 30,             Aetna U.S.     Financial           Aetna   Large Case      Corporate           Total
(Millions)                                  Healthcare      Services   International     Pensions   and Other (1)        Company
----------                                ------------     ---------   -------------   ----------   -------------    -----------
1999
Revenues from external customers             $14,036.4     $   478.4        $1,714.6     $  123.9        $    .4      $ 16,353.7
Net investment income                            444.6         672.3           285.1        756.0            6.2         2,164.2
Equity in subsidiaries                            (1.6)            -            70.0            -              -            68.4
                                             ---------     ---------        --------     --------        -------      ----------
Total revenue excluding realized
capital gains (losses)                       $14,479.4     $ 1,150.7        $2,069.7     $  879.9        $   6.6      $ 18,586.3
                                             =========     =========        ========     ========        =======      ==========

Operating earnings (2)                       $   388.2     $   167.3        $  141.5     $   65.2        $(186.1)     $    576.1
Other items (3)                                  (46.6)        (13.6)           (9.6)        49.8           (2.5)          (22.5)
Realized capital gains (losses), net
of tax                                            22.4          (4.7)          (19.3)        15.4           15.0            28.8
                                             ---------     ---------        --------     --------        -------      ----------
Net income (loss)                            $   364.0     $   149.0        $  112.6     $  130.4        $(173.6)     $    582.4
                                             =========     =========        ========     ========        =======      ==========

1998
Revenues from external customers             $10,328.9     $   602.4        $1,156.9     $  126.2        $   1.0      $ 12,215.4
Net investment income                            386.6         827.8           263.6        883.4            6.1         2,367.5
Equity in subsidiaries                               -             -            76.6            -              -            76.6
                                             ---------     ---------        --------     --------        -------      ----------
Total revenue excluding realized
capital gains (losses)                       $10,715.5     $ 1,430.2        $1,497.1     $1,009.6        $   7.1      $ 14,659.5
                                             =========     =========        ========     ========        =======      ==========

Operating earnings (losses) (2)              $   294.2     $   207.6        $  120.7     $   65.4        $(188.1)     $    499.8
Other items (3)                                  (42.5)        (15.7)           (6.2)        43.4          (12.1)          (33.1)
Realized capital gains (losses), net
of tax                                            41.8           6.4             (.7)        33.6           68.5           149.6
                                             ---------     ---------        --------     --------        -------      ----------
Net income (loss)                            $   293.5     $   198.3        $  113.8     $  142.4        $(131.7)     $    616.3
                                             =========     =========        ========     ========        =======      ==========

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

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

(12) COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

A purported class action complaint was filed in the Superior Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Curtright (the "Curtright Complaint"). The Curtright Complaint seeks various forms of relief, including injunctive relief and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and unnamed persons for alleged violations of California Business and Professions Code Sections 17200 and 17500 in connection with the sale and marketing of health plans in California. The Curtright Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. Defendants intend to defend the action vigorously. This litigation is in the preliminary stages.

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



                                  /s/ KPMG LLP


Hartford, Connecticut
October 27, 1999, except as to
Note 2, which is as of February 7, 2000

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

Consolidated Results

The Company reported net income of $195 million for the three months ended September 30, 1999 compared to $203 million for the same period in 1998. Net income per diluted common share for the three months ended September 30, 1999 was $1.29, compared with $1.30 a year ago.

Net income reflects Year 2000 costs of $14 million for the three months ended September 30, 1999 and $37 million for the same period in 1998. Net income for the three months ended September 30, 1998 includes a reduction of the reserve for loss on discontinued products for Large Case Pensions of $44 million. Net realized capital gains were $11 million for the three months ended September 30, 1999 and $16 million for the same period in 1998. Excluding these items, results were $198 million for the three months ended September 30, 1999 compared to $179 million for the same period in 1998.

The Company reported net income of $582 million for the nine months ended September 30, 1999 compared to $616 million for the same period in 1998. Net income per diluted common share for the nine months ended September 30, 1999 was $3.81, compared with $3.92 a year ago.

Net income reflects Year 2000 costs of $73 million for the nine months ended September 30, 1999 and $77 million for the same period in 1998. Net income includes a reduction of the reserve for loss on discontinued products for Large Case Pensions of $50 million for the nine months ended September 30, 1999 and $44 million for the same period in 1998. Net realized capital gains were $29 million for the nine months ended September 30, 1999 and $150 million for the same period in 1998. Excluding these items, results were $576 million for the nine months ended September 30, 1999 compared to $500 million for the same period in 1998.

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

Since the closing, the Company's results have been affected by, among other things, the operating results of PHC, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created as a result of the transaction. The operations, and related amortization of intangible assets, of PHC are reflected in the Aetna U.S. Healthcare segment while the financing costs of the acquisition are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare", "Corporate", "Liquidity and Capital Resources" and
Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion.

Sale of NYLCare Texas

In connection with the PHC acquisition, the Company reached an agreement with the U.S. Department of Justice and the State of Texas that will result in the divestiture of certain Texas HMO/POS and other related businesses ("NYLCare Texas") acquired by the Company as part of the 1998 NYLCare acquisition. Pursuant to this agreement, on September 14, 1999, Aetna U.S. Healthcare and Health Care Service Corporation ("HCSC") entered into an agreement for Blue Cross and Blue Shield of Texas ("Blue Cross"), a division of HCSC, to acquire the NYLCare Texas operations for approximately $500 million in cash, subject to certain adjustments, including an adjustment based on the level of membership at the closing date. The Blue Cross agreement affects approximately 520,000 Commercial HMO members and 16,000 PPO members in the Houston, Austin, San Antonio, Corpus Christi, Beaumont, Dallas-Fort Worth, San Angelo, Texarkana and Amarillo areas. Aetna U.S. Healthcare will retain approximately 108,000 NYLCare Medicare members through a reinsurance and administrative services agreement. The Blue Cross agreement is subject to regulatory approval and the transaction is expected to close by the first quarter of 2000. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth, share repurchases and acquisitions. The sale is expected to result in a capital gain which will be determined upon closing. The earnings of the divested businesses were not material to the Aetna U.S. Healthcare segment or to the Company's consolidated results of operations. Effective for the third quarter 1999, the earnings of NYLCare Texas are presented on an equity basis (reflected as net investment income) in the Consolidated Financial Statements consistent with the agreement with the U.S. Department of Justice and the State of Texas.

NYLCare Health Business

In July 1998, the Company acquired NYLCare. The total purchase price was approximately $1.1 billion. Since the closing, the Company's results have been affected by, among other things, the operating results of NYLCare, the costs of financing the transaction and the amortization of intangible assets (primarily goodwill) created as a result of the transaction. The operations, and related amortization of intangible assets, of NYLCare are reflected in the Aetna U.S. Healthcare segment while the financing costs of the acquisition are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare", "Corporate", "Liquidity and Capital Resources" and Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Acquisitions and Dispositions (Continued)

Aetna Financial Services

In October 1998, the Company sold its domestic individual life insurance business to Lincoln National Corporation for approximately $1 billion. The principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement. For more details about the transaction and the indemnity reinsurance arrangement, refer to "Aetna Financial Services" and
Note 4 of the Condensed Notes to Consolidated Financial Statements.

Aetna International

On October 1, 1999, Aetna International, Inc. completed the sale of its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. The Company's previously announced plan to sell its Canadian operations, as well as the closing, was dependent upon receiving regulatory approval for the sale, which was received on September 30, 1999. Accordingly, a capital loss of $22 million for the sale was recognized during the third quarter of 1999. The revenue and earnings of the Canadian operations were not material to the Company. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth, share repurchases and acquisitions. Refer to "Aetna International" and Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE

Operating Summary

                                                   As Restated                                     As Restated
                                          Three Months Ended September 30,                 Nine Months Ended September 30,
                                        ------------------------------------           --------------------------------------
(Millions)                              1999(1)      1998 (2)       % Change           1999(1)       1998(2)         % Change
----------                              -------      --------       --------           -------       -------         --------
Premiums                               $4,935.8      $3,584.1          37.7%          $12,797.5     $ 9,270.1          38.1 %
Net investment income                     163.8         133.3          22.9               443.0         386.6          14.6
Fees and other income                     469.7         373.2          25.9             1,238.9       1,058.8          17.0
Net realized capital gains                 39.9          19.2             -                34.4          63.4         (45.7)
                                       --------      --------          ----           ---------     ---------         -----
         Total revenue                  5,609.2       4,109.8          36.5            14,513.8      10,778.9          34.7
                                       --------      --------          ----           ---------     ---------         -----
Current and future benefits             4,210.1       3,090.8          36.2            10,956.8       7,976.1          37.4
Operating expenses                      1,016.8         725.6          40.1             2,586.8       1,969.8          31.3
Amortization of goodwill and
   other acquired intangible assets       108.6          99.1           9.6               312.4         280.5          11.4
                                       --------      --------          ----           ---------     ---------         -----
         Total benefits and expenses    5,335.5       3,915.5          36.3            13,856.0      10,226.4          35.5
                                       --------      --------          ----           ---------     ---------         -----
Income before income taxes                273.7         194.3          40.9               657.8         552.5          19.1
Income taxes                              116.3          90.6          28.4               293.8         259.0          13.4
                                       --------      --------          ----           ---------     ---------         -----
Net income                             $  157.4      $  103.7          51.8%          $   364.0     $   293.5          24.0 %
                                       ========      ========          ====           =========     =========         =====
Net realized capital gains,
   net of tax (included above)         $   26.1      $   13.2          97.7%          $    22.4     $    41.8         (46.4)%
                                       ========      ========          ====           =========     =========         =====


(1)  Results include PHC since August 6, 1999.
(2) Results include NYLCare, including the portion that the Company has agreed to divest, since July 15, 1998.

Aetna U.S. Healthcare's net income for the three months ended September 30, 1999 increased $54 million compared to the same period in 1998. Net income includes Year 2000 costs of $8 million for the three months ended September 30, 1999 and $18 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains, results for the three months ended September 30, 1999 increased $31 million, or 29%, compared to the same period in 1998.

Net income for the nine months ended September 30, 1999 increased by $71 million compared to the same period in 1998. Net income includes Year 2000 costs of $47 million for the nine months ended September 30, 1999 and $43 million for the same period in 1998. Excluding Year 2000 costs and net realized capital gains, results for the nine months ended September 30, 1999 increased $94 million, or 32%, compared to the same period in 1998.

Net realized capital gains for the three months ended September 30, 1999 include $39 million after-tax of contingent consideration following the Company's 1997 sale of its behavioral health subsidiary, HAI. The Company records these amounts as they become realizable. This gain was partially offset by net realized capital losses from the Company's rebalancing of its investment portfolio in a rising interest rate environment.

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

                                                   As Restated                         As Restated
                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                          --------------------------------     -------------------------------
(Millions)                                 1999(1)                 1998(2)      1999 (1)               1998(2)
                                          ----------              --------     ----------             --------
Operating earnings:
   Health Risk and PHC                    $  149.9                $   97.8     $  404.0               $  267.0
   Group Insurance and Other Health           77.2                    91.4        236.7                  257.3
                                          ----------              --------     ----------             --------
Total Aetna U.S. Healthcare               $  227.1                $  189.2     $  640.7               $  524.3
                                          ==========              ========     ==========             ========
Commercial HMO Premium PMPM               $ 138.01                $ 134.01     $ 138.72               $ 134.63
                                          ----------              --------     ----------             --------
Commercial HMO Medical Cost PMPM          $ 115.77(3)             $ 110.77     $ 115.10(3)            $ 110.96
                                          ----------              --------     ----------             --------
Commercial HMO Medical Loss Ratio             83.9%(3)                82.6%        83.0%(3)               82.4%
                                          ----------              --------     ----------             --------

Medicare HMO Premium PMPM                 $ 490.64                $ 477.34     $ 488.85               $ 473.26
                                          ----------              --------     ----------             --------
Medicare HMO Medical Cost PMPM            $ 450.50(3)             $ 437.77     $ 444.08(3)            $ 441.19
                                          ----------              --------     ----------             --------
Medicare HMO Medical Loss Ratio               91.8%(3)                91.7%        90.8%(3)               93.2%
                                          ----------              --------     ----------             --------

(1)      Includes PHC since August 6, 1999.

(2) Includes NYLCare, including the portion that the Company has agreed to divest, since July 15, 1998.

(3) Does not reflect $24.5 million pretax of net recoveries under a reinsurance agreement with Prudential.

Health Risk and PHC

Health Risk (which includes all health products for which Aetna U.S. Healthcare assumes all or a majority of health care cost and utilization risk) and PHC earnings increased $52 million for the three months ended September 30, 1999 and $137 million for the nine months ended September 30, 1999 compared to the corresponding periods of 1998. The increase in 1999 earnings primarily reflects HMO membership growth, improved Medicare HMO results due to the exiting of several Medicare markets as of January 1, 1999, and higher investment income partly offset by higher expenses. Also contributing to higher results was the addition of PHC, including the benefit of supplemental fees for servicing Prudential's ASO customers and net recoveries under a reinsurance agreement with Prudential.

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

The Commercial HMO medical loss ratio was 83.9% for the three months ended September 30, 1999 compared to 82.6% for the three months ended September 30, 1998. This ratio was 83.0% for the nine months ended September 30, 1999 compared to 82.4% for the corresponding period of 1998. These increases are primarily due to the addition of the PHC business at a medical loss ratio of 87.2%. Excluding the impact of PHC members and the NYLCare Texas members being divested, the medical loss ratio is relatively flat for both periods as price increases kept pace with medical cost inflation.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

PHC Agreement

The Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential has agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold is 83.5% for August 6, 1999 through December 31, 1999 and 84% for January 1, 2000 through December 31, 2000. During the period August 6, 1999 through September 30, 1999, reinsurance recoveries under this agreement were $27 million pretax. In addition, results were impacted by $1.2 million pretax ($.8 million after tax) related to the net amortization of the fair value adjustment of the reinsurance agreement and the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business recorded as part of the acquisition. Such reinsurance recoveries and net amortization were reflected in current and future benefits. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

The Company also agreed to service Prudential's ASO contracts. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run-off period, but no later than June 30, 2001. Prudential ASO customers will remain Prudential customers as long as the contracts remain in force. The Company is maintaining personnel, systems and other resources necessary to service the ASO business during the run-off period, as it was not feasible to segregate these operating assets from those purchased in the PHC transaction. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO customers to the Company, as well as paying certain supplemental fees. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the period August 6, 1999 through September 30, 1999, the Company recorded total fees for servicing the Prudential ASO business of $90 million pretax, including supplemental fees of $40 million pretax (reflected as fees and other income). The results of servicing this business during the run-off period will depend on, among other things, rate increases that are obtained from renewing customers (most of such rate increases were implemented by Prudential prior to the Company's servicing of these contracts), the timing and extent of ASO contract terminations and the cost structure for servicing these contracts. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Membership

Aetna U.S. Healthcare's membership was as follows:

                                            September 30, 1999 (1)               September 30, 1998
                                            ----------------------               ------------------
(Thousands)                           Risk       Nonrisk       Total         Risk       Nonrisk       Total
-----------                           ----       -------       -----         ----       -------       -----
HMO
Commercial(2)(3)                     8,669          722        9,391        5,044          641        5,685
Medicare                               706           --          706          531           --          531
Medicaid                               171           50          221          129           --          129
                                    ------        -----       ------        -----        -----       ------
      Total HMO                      9,546          772       10,318        5,704          641        6,345
POS(3)                                 407        3,553        3,960          262        2,507        2,769
PPO(3)                                 829        3,107        3,936        1,225        2,972        4,197
Indemnity                              260        2,547        2,807          242        2,247        2,489
                                    ------        -----       ------        -----        -----       ------
Total Health Membership             11,042        9,979       21,021        7,433        8,367       15,800
                                    ======        =====       ======        =====        =====       ======

Dental                                                        15,817                                  8,455

Group Insurance:
Group Life                                                     9,409                                  9,994
Disability                                                     2,258                                  2,821
Long-Term Care                                                   108                                     92
                                                              ------                                 ------

(1) Health membership in thousands includes 5,335 PHC members (3,135 Commercial HMO risk, 119 Medicare HMO risk, 24 Medicaid HMO risk, 200 POS risk, 55 PPO risk, 110 Indemnity risk and 1,692 Administrative Services Only members that Aetna U. S. Healthcare has agreed to service (1,084 POS nonrisk, 93 PPO nonrisk and 515 Indemnity nonrisk)) and 8,017 Dental members. There were no group insurance PHC members.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES

Operating Summary

                                               Three Months Ended September 30,            Nine Months Ended September 30,
                                            --------------------------------------      --------------------------------------
(Millions)                                       1999        1998 (1)     % Change           1999           1998(1)    % Change
----------                                       ----        --------     --------           ----           -------    --------
Premiums (2)                                 $   44.2    $   38.6             14.5%     $    86.6      $   113.8          (23.9)%
Net investment income                           224.8       278.2            (19.2)         672.3          827.8          (18.8)
Fees and other income                           134.2       169.2            (20.7)         391.8          488.6          (19.8)
Net realized capital gains (losses)             (11.2)        1.9                -           (7.3)           9.8              -
                                             --------    --------            -----      ---------      ---------           ----
       Total revenue                            392.0       487.9            (19.7)       1,143.4        1,440.0          (20.6)
                                             --------    --------            -----      ---------      ---------           ----
Current and future benefits (2)                 201.1       254.2            (20.9)         564.2          739.8          (23.7)
Operating expenses                               93.0       101.9             (8.7)         280.1          307.6           (8.9)
Amortization of deferred policy
   acquisition costs                             25.9        36.2            (28.5)          77.6          106.7          (27.3)
                                             --------    --------            -----      ---------      ---------           ----
       Total benefits and expenses              320.0       392.3            (18.4)         921.9        1,154.1          (20.1)
                                             --------    --------            -----      ---------      ---------           ----
Income before income taxes                       72.0        95.6            (24.7)         221.5          285.9          (22.5)
Income taxes                                     23.7        29.0            (18.3)          72.5           87.6          (17.2)
                                             --------    --------            -----      ---------      ---------           ----
Net income                                   $   48.3    $   66.6            (27.5)%    $   149.0      $   198.3          (24.9)%
                                             ========    ========            =====      =========      =========           ====
Net realized capital gains (losses),
  net of tax (included above)                $   (7.2)   $    1.3                -%     $    (4.7)     $     6.4              -%
                                             ========    ========            =====      =========      =========           ====
Deposits (not included in premiums above):
    Annuities -- fixed options               $  524.2    $  238.8            119.5%     $ 1,518.5      $   847.5           79.2%
    Annuities -- variable options             1,330.3       850.3             56.5        3,875.4        2,704.9           43.3
    Individual life insurance                       -       113.5           (100.0)             -          374.2         (100.0)
                                             --------    --------            -----      ---------      ---------           ----
       Total                                 $1,854.5    $1,202.6             54.2%     $ 5,393.9      $ 3,926.6           37.4%
                                             ========    ========            =====      =========      =========           ====
Assets under management and
administration: (3)
   Annuities -- fixed options                                                           $12,557.2      $12,043.8            4.3%
   Annuities -- variable options (4)                                                     29,583.0       21,367.0           38.5
   Other investment advisory                                                             17,256.8       12,130.9           42.3
                                                                                        ---------      ---------           ----
         Assets under administration (5)                                                  3,581.8        2,618.5           36.8
                                                                                        ---------      ---------           ----
Total financial services' assets under
 management and administration                                                           62,978.8       48,160.2           30.8
                                                                                        ---------      ---------           ----
  Individual life insurance assets under
    management                                                                                  -        2,826.1         (100.0)
                                                                                        ---------      ---------           ----
Total assets under management and
   Administration                                                                       $62,978.8      $50,986.3           23.5%
                                                                                        =========      =========           ====

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

AFS' earnings, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                -------------------------------        ------------------------------
(Millions)                                           1999                1998                 1999             1998
----------                                           ----                ----                 ----             ----
Financial services                                  $58.0              $ 47.5               $167.3           $136.1
Individual life insurance (1)                           -                24.3                    -             71.5
                                                    -----              ------               ------           ------
    Total                                           $58.0              $ 71.8               $167.3           $207.6
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

Sale of Individual Life Insurance Business

On October 1, 1998, the Company sold its domestic individual life insurance business to Lincoln for $1 billion in cash. The sale resulted in an after-tax gain of approximately $152 million. Since the principal agreement to sell this business was generally in the form of an indemnity reinsurance arrangement, the Company deferred approximately $88 million of the gain and is recognizing it over approximately 15 years. Approximately $2 million of the gain was recognized during the three months ended September 30, 1999 and approximately $6 million was recognized during the first nine months of 1999. Revenues from the business sold were $135 million for the three months ended September 30, 1998 and were $399 million for the first nine months of 1998. For more details about the transaction and the indemnity reinsurance arrangement, refer to Note 4 of the Condensed Notes to Consolidated Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary

                                              Three Months Ended September 30,           Nine Months Ended September 30,
                                           -------------------------------------   -----------------------------------------
(Millions)                                     1999          1998      % Change        1999            1998        % Change
----------                                     ----          ----      --------        ----            ----        --------
Premiums                                   $  562.0      $  376.0         49.5%    $1,623.7        $1,063.1            52.7%
Net investment income                         117.0         102.6         14.0        355.1           340.2             4.4
Fees and other income                          33.2          35.4         (6.2)        90.9            93.8            (3.1)
Net realized capital gains (losses)            43.5           1.2           --         46.4            (3.9)             --
                                           --------      --------         ----     --------        --------            ----
       Total revenue                          755.7         515.2         46.7      2,116.1         1,493.2            41.7
                                           --------      --------         ----     --------        --------            ----
Current and future benefits                   487.9         337.2         44.7      1,373.0           919.7            49.3
Operating expenses                            145.6          98.4         48.0        436.6           334.8            30.4
Interest expenses                               2.3           2.4         (4.2)         6.8             8.2           (17.1)
Amortization of goodwill and other
   acquired intangible assets                   2.4           2.4           --         10.5            12.7           (17.3)
Amortization of deferred policy
   acquisition costs                           26.1          24.5          6.5         75.9            68.9            10.2
                                           --------      --------         ----     --------        --------            ----
       Total benefits and expenses            664.3         464.9         42.9      1,902.8         1,344.3            41.5
                                           --------      --------         ----     --------        --------            ----
Income before income taxes                     91.4          50.3         81.7        213.3           148.9            43.3
Income taxes                                   69.3           9.5           --        100.7            35.1           186.9
                                           --------      --------         ----     --------        --------            ----
Net income                                 $   22.1      $   40.8        (45.8)%   $  112.6        $  113.8            (1.1)%
                                           ========      ========         ====     ========        ========            ====
Net realized capital gains (losses),
 net of tax (included above)               $  (21.4)     $    1.7           -%     $  (19.3)       $    (.7)             -%
                                           ========      ========         ====     ========        ========            ====


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

Earnings by major geographic location, excluding Year 2000 costs and net realized capital gains or losses, were as follows:

                           Three Months Ended September 30,         Nine Months Ended September 30,
                           --------------------------------         -------------------------------
(Millions)                      1999          1998                         1999           1998
----------                      ----          ----                         ----           ----
Asia Pacific (1)              $ 18.1        $ 16.6                       $ 48.4         $ 44.5
Americas (2)                    30.3          26.2                        106.9           83.4
Other (3)                       (2.5)          (.3)                       (13.8)          (7.2)
                              ------        ------                       ------         ------
    Total                     $ 45.9        $ 42.5                       $141.5         $120.7
                              ======        ======                       ======         ======

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

                                              Three Months Ended September 30,              Nine Months Ended September 30,
                                           --------------------------------------    ---------------------------------------------
(Millions)                                     1999          1998        % Change      1999              1998             % Change
----------                                     ----          ----        --------      ----              ----             --------
Premiums                                   $    32.8     $    31.6           3.8 %   $    90.2        $   101.0            (10.7)%
Net investment income                          241.1         278.0         (13.3)        756.0            883.4            (14.4)
Fees and other income                           14.8           8.9          66.3          33.7             25.2             33.7
Net realized capital gains (losses)             (5.7)          (.3)           --          23.8             51.7            (54.0)
                                           ---------     ---------         -----     ---------        ---------            -----
       Total revenue                           283.0         318.2         (11.1)        903.7          1,061.3            (14.8)
                                           ---------     ---------         -----     ---------        ---------            -----
Current and future benefits                    248.0         272.0          (8.8)        753.5            872.4            (13.6)
Operating expenses                               7.5           9.3         (19.4)         23.8             28.2            (15.6)
Reduction of reserve for loss on
   Discontinued products                          --         (68.0)        100.0         (77.2)           (68.0)           (13.5)
                                           ---------     ---------         -----     ---------        ---------            -----
       Total benefits and expenses             255.5         213.3          19.8         700.1            832.6            (15.9)
                                           ---------     ---------         -----     ---------        ---------            -----
Income before income taxes                      27.5         104.9         (73.8)        203.6            228.7            (11.0)
Income taxes                                    10.4          40.7         (74.4)         73.2             86.3            (15.2)
                                           ---------     ---------         -----     ---------        ---------            -----
Net income                                 $    17.1     $    64.2         (73.4)%   $   130.4        $   142.4             (8.4)%
                                           =========     =========         =====     =========        =========            =====
Net realized capital gains (losses),
   net of Tax (included above)             $    (3.8)    $     (.2)           -%     $    15.4        $    33.6            (54.2)%
                                           =========     =========         =====     =========        =========            =====
Deposits not included in
   Premiums above                          $   162.7     $   263.7         (38.3)%   $   624.0        $   613.7              1.7%
                                           =========     =========         =====     =========        =========            =====
Assets under management(1)(2)                                                        $26,670.8        $28,446.9             (6.2)%
                                                                                     =========        =========            =====

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):

                                                 Three Months Ended September 30,      Nine Months Ended September 30,
                                                 -------------------------------       -------------------------------
(Millions)                                                  1999            1998                  1999            1998
----------                                                  ----            ----                  ----            ----
Scheduled contract maturities
   And benefit payments (1)                               $233.0          $233.2                $711.5          $706.2
Contractholder withdrawals other than
   Scheduled contract maturities and benefit
   Payments                                               $161.3          $ 86.8                $362.3          $259.3
Participant directed withdrawals                          $ 16.1          $ 22.3                $ 60.0          $ 74.9
                                                          ------          ------                ------          ------

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

The results of discontinued products were as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                              -------------------                --------------------
(Millions)                                                      1999         1998                   1999         1998
----------                                                      ----         ----                   ----         ----
Interest deficit (1)                                          $ (4.0)      $ (4.3)               $ (12.6)     $ (15.9)
Net realized capital gains (losses)                             (8.0)         5.0                    3.9         53.8
Interest earned on receivable from continuing
   Products                                                      5.1          5.8                   16.1         17.0
Other, net                                                       4.2          (.6)                  10.1          1.0
                                                              ------       ------                -------      -------
Results of discontinued products, after tax                   $ (2.7)      $  5.9                $  17.5      $  55.9
                                                              ======       ======                =======      =======
Results of discontinued products, pretax                      $ (4.3)      $  8.2                $  26.4      $  91.7
                                                              ======       ======                =======      =======
Net realized capital gains (losses) from sales of bonds,
   After tax (included above)                                 $(10.5)      $  (.6)               $  (2.7)     $  28.5
                                                              ======       ======                =======      =======

(1) The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The interest deficit for 1999 remained relatively level compared to 1998. Net realized capital losses for the three months ended September 30, 1999 are primarily due to losses on bonds resulting from higher interest rates. The 1998 net realized capital gains reflect gains of $3 million for the three months ended September 30, 1998 and $25 million for the nine months ended September 30, 1998 related to continued favorable developments in real estate markets.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $459 million at September 30, 1999, net of related deferred taxes payable.

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 1999 was as follows (pretax):

(Millions)
----------                                              ----------
Reserve at December 31, 1998                            $ 1,214.1
Operating income                                             10.3
Net realized capital gains                                    6.0
Mortality and other                                          10.1
Reserve reduction                                           (77.2)
                                                        ---------
Reserve at September 30, 1999                           $ 1,163.3
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

The discontinued products investment portfolio is as follows:

(Millions)                                          September 30, 1999                    December 31, 1998
----------                                          ------------------                    -----------------
Class                                              Amount       Percent                  Amount        Percent
-----                                              ------       -------                  ------        -------
Debt Securities                                 $ 4,770.4          78.7%              $ 5,890.5           83.0%
Mortgage Loans                                      788.8          13.0                   754.2           10.6
Real Estate                                         101.8           1.7                   104.2            1.5
Equities                                            172.5           2.8                    98.5            1.4
Short-term and other investments                    229.4           3.8                   252.2            3.5
                                                ---------         -----               ---------          -----
Total                                           $ 6,062.9         100.0%              $ 7,099.6          100.0%
                                                =========         =====               =========          =====

The investment portfolio declined in 1999 as assets were used to pay off contractual liabilities.

Distributions on discontinued products were as follows:


                                                           Three Months                             Nine Months
                                                        Ended September 30,                     Ended September 30,
                                                      ------------------------                -------------------------
(Millions)                                               1999             1998                   1999              1998
----------                                               ----             ----                   ----              ----
Scheduled contract maturities, settlements
 and benefit payments                                 $ 304.1          $ 264.6                $ 970.8         $ 1,124.7
Participant directed withdrawals                          3.4              4.8                   12.0              17.7
                                                      -------          -------                -------         ---------

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements and "General Account Investments" for additional information.

CORPORATE

Operating Summary

                                                   Three Months Ended September 30,                Nine Months Ended September 30,
                                                  --------------------------------             ----------------------------------
(Millions, after tax)                              1999         1998      % Change               1999          1998      % Change
---------------------                              ----         ----      --------               ----          ----      --------
Interest expense                                  $45.7       $42.0            8.8%            $126.4        $111.9         13.0%
                                                  =====       =====          ======            ======        ======        =====
Other operating expenses, net                     $21.4       $30.7          (30.3)%           $ 62.2        $ 88.3        (29.6)%
Net realized capital gains (1)                    (17.5)          -              -              (15.0)        (68.5)        78.1
                                                  -----       -----          ------            ------        ------        -----
Total other expense                               $ 3.9       $30.7          (87.3)%           $ 47.2        $ 19.8        138.4%
                                                  =====       =====          ======            ======        ======        =====

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

CORPORATE (CONTINUED)

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

Total Investments

                                                                    As Restated
                                               -------------------------------------------------------
(Millions)                                     September 30, 1999                    December 31, 1998
----------                                     ------------------                    -----------------
Debt securities                                        $ 30,708.6                            $32,180.8
Equity securities                                           841.5                                800.5
Short-term investments                                      892.4                                942.2
Mortgage loans                                            3,535.2                              3,553.0
Real estate                                                 314.8                                270.3
Policy loans                                                530.2                                458.7
Other                                                     1,444.6                              1,300.3
                                                       ----------                            ---------
    Total investments                                  $ 38,267.3                            $39,505.8
                                                       ==========                            =========


Debt Securities

Debt securities represented 80% of the Company's total general account invested assets at September 30, 1999 and 81% at December 31, 1998. Debt securities were as follows:

(Millions)                                        September 30, 1999             December 31, 1998
----------                                        ------------------             -----------------
Supporting discontinued products                      $ 4,770.4                       $ 5,890.5
Supporting experience-rated products                   11,945.5                        13,197.3
Supporting remaining products                          13,992.7                        13,093.0
                                                      ---------                       ---------
  Total debt securities (1)                           $30,708.6                       $32,180.8
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GENERAL ACCOUNT INVESTMENTS (CONTINUED)

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities are residential collateralized mortgage obligations ("CMOs") of $1.8 billion at September 30, 1999 and $2.0 billion at December 31, 1998. There are various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At September 30, 1999 and December 31, 1998, approximately 2% of the Company's CMO holdings were invested in CMOs that are subject to more prepayment and extension risk than traditional CMOs (such as interest-or principal-only strips).

Mortgage Loans

At September 30, 1999 and December 31, 1998, the Company's mortgage loan investments, net of impairment reserves, were as follows:

(Millions)                                           September 30, 1999     December 31, 1998
----------                                           ------------------     -----------------
Supporting discontinued products                          $  788.8                 $  754.2
Supporting experience-rated products                       1,067.8                  1,183.3
Supporting remaining products                              1,678.6                  1,615.5
                                                          --------                 --------
  Total mortgage loan investments                         $3,535.2                 $3,553.0
                                                          ========                 ========

During the first nine months of 1999, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. At September 30, 1999 and December 31, 1998, the mortgage loan portfolio balance represented 9% of the Company's total general account invested assets.

Problem, restructured, and potential problem loans included in mortgage loans were $288 million at September 30, 1999 and $301 million at December 31, 1998 of which 84% at September 30, 1999 and 86% at December 31, 1998 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1998 Annual Report on Form 10-K/A for a discussion of problem, restructured and potential problem loans. Specific impairment reserves on these loans were $44 million at September 30, 1999 and $48 million at December 31, 1998. Refer to Note 6 of the Condensed Notes to Consolidated Financial Statements.

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

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock. Holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock that was redeemed. Approximately 9.5 million shares of Aetna common stock were issued as part of the redemption. The Company expects the redemption of the Preferred Stock to result in approximately $48 million of annual cash dividend savings. Refer to Note 5 of the Condensed Notes to Consolidated Financial Statements for further information.

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services and are fully and unconditionally guaranteed by Aetna Inc. Refer to Note 10 of the Condensed Notes to Consolidated Financial Statements for additional information.

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

Common Stock Transactions

In January 1999, the Board authorized the repurchase of 5 million shares of common stock. Through October 7, 1999, 1,780,000 shares of common stock had been repurchased under this authorization at a cost of approximately $135 million. On October 8, 1999, the Board authorized the repurchase of up to 20 million of shares of common stock, not to exceed an aggregate purchase price of $1 billion. This authorization replaces the January 1999 plan which had 3,220,000 shares remaining. Pursuant to the October 1999 authorization, the Company has repurchased 2,295,900 million shares of common stock at a cost of approximately $120 million through October 15, 1999.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill and other acquired intangible assets were $9.4 billion at September 30, 1999, or approximately 83% of consolidated shareholders' equity. The amortization of goodwill and other acquired intangible assets was $325 million for the nine months ended September 30, 1999, or approximately 32% of pretax income. The amortization of other acquired intangible assets reflects management's estimate of the useful life of acquired intangible assets (primarily customer lists, health provider networks and computer systems), generally over various periods not exceeding 25 years. Management's estimate of the useful life of goodwill, which represents the excess of cost over the fair value of net assets acquired, is over periods not exceeding 40 years. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether future operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse affect on results of operations and financial condition.

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

For other important information regarding regulation of our health and other businesses, refer to "Forward-Looking Information/Risk Factors" below and in our 1998 Annual Report on Form 10-K/A.

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

Certain information contained in this Management's Discussion and Analysis is forward-looking within the meaning of the 1995 Act or Securities and Exchange Commission rules. This information includes, but is not limited to, the information that appears under the headings (1) "Aetna U.S. Healthcare - Group Insurance and Other Health," (2) "Aetna International," (3) "Large Case Pensions," (4) "General Account Investments - Risk Management and Market Sensitive Instruments" and (5) "Year 2000." In writing this Management's Discussion and Analysis, we also used the following words, or variations of these words and similar expressions, where we intended to identify forward-looking statements:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS (CONTINUED)

International markets are subject to additional risks. Our Aetna International operations involve certain other risks not typically associated with doing business in the United States. These risks include investment and other controls that may be imposed by governments, such as:

-  Permitted levels of equity ownership of companies by         -  Restrictions on entry into new lines of business
   foreign persons
                                                                -  Requirements that portions of business be reinsured
-  Restrictions on remittances of foreign earnings or              through state-affiliated institutions
   repatriation of capital
                                                                -  Other restrictions affecting the conduct of business
-  Currency exchange controls

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

Successful completion of our Year 2000 Project is important to operations. If we do not resolve critical Year 2000 issues, or if third parties with whom we have external relationships do not resolve critical Year 2000 issues, then those issues could have a material adverse effect on our results of operations, liquidity or financial condition. In addition, our expectations about the future costs and timely and successful completion of our Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what we discussed under "Year 2000." Factors that could influence our future costs and the completion dates and effectiveness of our remediation, testing and certification and contingency planning efforts include our success in identifying IT systems and embedded systems that contain two-digit year codes, the nature and amount of required reprogramming, testing and certification, the rate and magnitude of related labor and consulting costs, the availability of qualified personnel and the success of our external relationships in addressing their own Year 2000 issues. Refer to "Year 2000."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS (CONTINUED)

Litigation can adversely affect us. Litigation also could adversely affect us, both through costs of defense and adverse results or settlements. Refer to "Legal Proceedings" below, Note 12 of Notes to Condensed Consolidated Financial Statements and our 1998 Form 10-K/A for information regarding litigation, including current shareholder litigation and certain litigation related to our health business.

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

PART II.  OTHER INFORMATION
Item 1. Legal Proceedings. (Continued)

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

A purported class action complaint was filed in the Superior Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Curtright (the "Curtright Complaint"). The Curtright Complaint seeks various forms of relief, including injunctive relief and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and unnamed persons for alleged violations of California Business and Professions Code Sections 17200 and 17500 in connection with the sale and marketing of health plans in California. The Curtright Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. Defendants intend to defend the action vigorously. This litigation is in the preliminary stages.

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

                                              As Restated
                                            Nine Months Ended
                                               September 30,                            Years Ended December 31,
                                            -----------------            -----------------------------------------------------
Aetna Inc.                                  1999         1998            1998        1997        1996        1995         1994
----------                                  ----         ----            ----        ----        ----        ----         ----
Ratio of Earnings to Fixed Charges          4.57         4.94            4.96        5.74        2.45        4.97         4.74
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends     3.86         3.91            3.94        4.46        2.10        4.97         4.74
                                            ----         ----            ----        ----        ----        ----         ----



                                                 Nine Months Ended
                                                   September 30,                  Years Ended December 31,
                                                  ---------------               -----------------------------
Aetna Services, Inc.                              1999       1998                1998         1997       1996
--------------------                              ----       ----                ----         ----       ----
Ratio of Earnings to Fixed Charges                3.60       4.48                4.31         5.78       2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends           3.60       4.48                4.31         5.78       2.44
                                                  ----       ----                ----         ----       ----


For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (Refer to Note 16 of Notes to the Consolidated Financial Statements in Aetna Inc.'s 1998 Annual Report on Form 10-K/A.) During 1995 and 1994 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

(b) Ratings

The ratings of certain Aetna Inc. subsidiaries follow:

                                                                                          Rating Agencies
                                                                      ----------------------------------------------------
                                                                                                   Moody's
                                                                                      Duff &       Investors      Standard
                                                                      A.M. Best       Phelps       Service        & Poor's
                                                                      ---------       ------       -------        --------
Aetna Services, Inc. (senior debt)**
    July 28, 1999                                                         *              A            A3             A
    October 27, 1999 (1)                                                  *              A            A3             A

Aetna Services, Inc. (commercial paper)**
    July 28, 1999                                                         *             D-1           P-2           A-1
    October 27, 1999 (1)                                                  *             D-1           P-2           A-1

Aetna Life Insurance Company (claims paying/financial strength)
    July 28, 1999                                                         A             AA-           A1             A+
    October 27, 1999 (1)                                                  A             AA-           A1             A+

Aetna Life Insurance and Annuity Company
        (claims paying/financial strength)
    July 28, 1999                                                         A             AA            Aa3           AA-
    October 27, 1999 (1)                                                  A             AA            Aa3           AA-
                                                                      ---------       ------       -------        --------

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



                                                      Aetna Inc.
                                         -------------------------------------
                                                      Registrant



Date February 15, 2000                   By    /s/ Alan M. Bennett
                                              ---------------------------
                                                   Alan M. Bennett
                                                   Vice President
                                                   and Corporate Controller
                                                   (Chief Accounting Officer)

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