Form 10-K405
period 1999-12-31
AETNA INC
filed 2000-02-29
CIK 1013761

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                1934 for the fiscal year ended DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-11913

                                   AETNA INC.
             (Exact name of registrant as specified in its charter)

          CONNECTICUT                                           02-0488491
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

151 FARMINGTON AVENUE, HARTFORD, CONNECTICUT  06156                                       (860) 273-0123
    (Address of principal executive offices)   (ZIP Code)             (Registrant's telephone number, including area code)

Title of each class                                                   Name of each exchange on which registered
-------------------                                                   ------------------------------------------

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

                         Yes [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non affiliates of the registrant as of January 31, 2000 was $7,467,027,791.

As of January 31, 2000, 141,289,941 shares of the registrant's Common Stock $.01 par value were outstanding.

                               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's 1999 Annual Report to Shareholders (the "Annual Report"). (Parts I, II and IV)

Portions of the registrant's proxy statement to be filed on or about March 20, 2000 (the "Proxy Statement"). (Parts III and IV)

================================================================================

                                TABLE OF CONTENTS

                                                                                                                       Page
                                                                                                                       ----
PART I

Item 1.          Business.
                 A.   Organization of Business.                                                                         3
                 B.   Financial Information about Industry Segments.                                                    4
                 C.   Description of the Business.
                      1.  Aetna U.S. Healthcare.                                                                        4
                      2.  Aetna Financial Services.                                                                    13
                      3.  Aetna International.                                                                         16
                      4.  Large Case Pensions.                                                                         18
                      5.  Total Investments.                                                                           19
                      6.  Other Matters.
                          a.  Regulation.                                                                              20
                          b.  NAIC IRIS Ratios.                                                                        22
                          c.  Ratios of Earnings to Fixed Charges and Earnings
                              to Combined Fixed Charges and Preferred Stock Dividends.                                 23
                          d.  Trademarks.                                                                              23
                          e.  Ratings.                                                                                 24
                          f.  Miscellaneous.                                                                           24
Item  2.         Properties.                                                                                           25
Item  3.         Legal Proceedings.                                                                                    25
Item  4.         Submission of Matters to a Vote of Security Holders.                                                  28
Executive Officers of Aetna Inc.                                                                                       28

PART II

Item  5.         Market for Registrant's Common Equity and Related Stockholder Matters.                                29
Item  6.         Selected Financial Data.                                                                              29
Item  7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.                29
Item 7A.         Quantitative and Qualitative Disclosure About Market Risk.                                            29
Item  8.         Financial Statements and Supplementary Data.                                                          30
Item  9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.                 30

PART III

Item 10.         Directors and Executive Officers of the Registrant.                                                   30
Item 11.         Executive Compensation.                                                                               30
Item 12.         Security Ownership of Certain Beneficial Owners and Management.                                       30
Item 13.         Certain Relationships and Related Transactions.                                                       30

PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K.                                      30
Index to Financial Statement Schedules.                                                                                37
Signatures.                                                                                                            50

PART I

Item 1.  Business.

A.  Organization of Business

Aetna Inc. and its subsidiaries (collectively, the "Company") constitute one of the nation's largest health benefits companies, based on membership, and one of the nation's largest insurance and financial services organizations. Aetna Inc., a Connecticut corporation, is the parent corporation of Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. The Company acquired New York Life Insurance Company's NYLCare health business ("NYLCare") on July 15, 1998, and the Company sold its domestic individual life insurance business on October 1, 1998. On August 6, 1999, the Company acquired The Prudential Insurance Company of America's ("Prudential's") health care business ("PHC"), and on October 1, 1999, completed the sale of its Canadian operations. The Company also acquired several international operations in 1999.

At December 31, 1999, the Company's business operations were conducted in the following segments: Aetna U.S. Healthcare, Aetna Financial Services (formerly Aetna Retirement Services), Aetna International and Large Case Pensions. The principal products included in these segments are:

Aetna U.S. Healthcare:
     Health products (including health maintenance organization, point-of-service, preferred provider organization and indemnity products) Group life and disability insurance
     Long-term care insurance

Aetna Financial Services:
     Financial services products (including fixed and variable annuity contracts, investment advisory services, financial planning services and pension plan administrative services)

Aetna International:
     Primarily life insurance, health insurance and financial services products

Large Case Pensions:
     Retirement products (including pension and annuity products) primarily for defined benefit and defined contribution plans

In addition, the Corporate segment includes interest expense and corporate expenses not directly related to the Company's business segments, such as staff area expenses, national advertising and charitable contributions.

Business Realignment

In January 2000, the Company announced a realignment of the Company's health care, financial services and international businesses, a structure intended to strengthen the linkage between the international and domestic businesses and increase the sharing of technology and product expertise. Under this new structure, Global Health will be made up of the following: Aetna U.S. Healthcare (except its Group Life and Disability Insurance business) and Aetna International's health businesses. Global Financial Services will be made up of the following: Aetna Financial Services, Aetna International's life and pension businesses, Aetna U.S. Healthcare's group life and disability insurance business and the Large Case Pension business. This realignment will result in the formation of new reportable segments in 2000.

B.  Financial Information about Industry Segments

Required financial information by industry segment is set forth in Note 17 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Annual Report. Revenue and income from continuing operations attributable to each industry segment are incorporated herein by reference to the Selected Financial Data in the Annual Report.

Certain reclassifications have been made to the 1998 and 1997 financial information to conform to the 1999 presentation.

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

Aetna U.S. Healthcare consists of the Health Risk and PHC business and the Group Insurance and Other Health business.

The Health Risk and PHC business includes health plans offered on an insured basis and the results of servicing Prudential's administrative services only business.

The Group Insurance and Other Health business includes group life and disability insurance, long-term care insurance and dental products, offered on both an insured and employer-funded basis, and all health plans offered on an employer-funded basis.

The following table summarizes premiums and fees and other income for the Health Risk and PHC and Group Insurance and Other Health businesses:

(Millions)                                              1999 (1)              1998 (2)           1997
-----------------------------------------------------------------------------------------------------
Health Risk and PHC                             $   17,467.2           $  11,780.8       $    9,735.0
Group Insurance and Other Health                     2,812.7               2,666.5            2,573.5
-----------------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare                     $   20,279.9           $  14,447.3       $   12,308.5
=====================================================================================================

(1) Includes results of PHC since August 6, 1999.

(2) Includes results of NYLCare since July 15, 1998.

Under insured plans, Aetna U.S. Healthcare charges a premium and under employer-funded plans, Aetna U.S. Healthcare charges a fee for administrative and claim services.

The principal Commercial health products offered by Aetna U.S. Healthcare are:

Health Maintenance Organization ("HMO") plans offer comprehensive managed care benefits generally through participating network physicians, hospitals and other providers. When an individual enrolls in one of the Company's HMOs, he or she selects a primary care physician ("PCP") from among the physicians participating in the Aetna U.S. Healthcare network. PCPs generally are family practitioners, internists, general practitioners or pediatricians who provide necessary preventive and primary medical care, and are generally responsible for coordinating other necessary health care, including making referrals to participating network specialists. Preventive care and quality improvement are emphasized in these plans. The Company offers HMO plans with varying levels of copayments which result in different levels of premium rates. HMO plans are principally offered on an insured basis. Commercial HMO membership totaled 7.1 million as of December 31, 1999 (including 3.0 million PHC members), 4.4 million as of December 31, 1998 and 3.3 million as of December 31, 1997.

Point-of-Service ("POS") plans blend the characteristics of HMO and indemnity plans. Members can have comprehensive HMO-style benefits through network providers with minimum out-of-pocket expense (copayments) and also can go directly, without a referral, to any provider they choose, subject to, among other things, certain deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. POS plans are offered on both an insured and employer-funded basis. Commercial POS membership totaled 6.2 million as of December 31, 1999 (including 1.2 million PHC members), 4.1 million as of December 31, 1998 and 3.7 million as of December 31, 1997.

Preferred Provider Organization ("PPO") plans offer the member the ability to select any health care provider, with benefits paid at a higher level when care is received from a network provider. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. PPO plans are offered on both an insured and employer-funded basis. PPO membership totaled 4.0 million as of December 31, 1999 (including .1 million PHC members), and December 31, 1998 and 3.6 million as of December 31, 1997.

Indemnity plans offer the member the ability to select any health care provider for covered services. Some managed care and medical cost containment features may be included in these plans, such as inpatient precertification, limiting payments to reasonable and customary charges and benefits for preventive services. Coverage is subject to deductibles and coinsurance, with member cost sharing limited by out-of-pocket maximums. Indemnity plans are offered on both an insured and employer-funded basis. Indemnity membership totaled 2.8 million as of December 31, 1999 (including .6 million PHC members), 2.5 million as of December 31, 1998 and 2.6 million as of December 31, 1997.

In addition to Commercial health products, the Company also offers coverage for Medicare beneficiaries and individuals eligible for Medicaid benefits and subsidized children's health insurance programs. Such coverages include the following:

Through annual contracts with the Health Care Financing Administration ("HCFA"), Aetna U.S. Healthcare HMOs offer coverage for Medicare-eligible individuals in certain geographic areas. Generally, services must be obtained through network providers, with the exception of emergency and urgent care. Members generally receive enhanced benefits over standard Medicare fee-for-service coverage, including vision, hearing and pharmacy coverage. Such Medicare plans are offered on an insured basis. Medicare membership totaled .7 million as of December 31, 1999 (including .1 million PHC members), .5 million as of December 31, 1998 and
 .4 million as of December 31, 1997.

The Company exited certain unprofitable Medicare markets effective January 1, 1999, and certain additional unprofitable Medicare markets were exited on January 1, 2000. The Company continues to review the profitability of its Medicare business in certain markets.

In the past the Company also served as an administrator of Medicare benefits in certain states, providing claim services for physicians, hospitals, skilled nursing facilities and home health agencies in exchange for a fee. The contract with HCFA to provide these services expired on September 30, 1997.

The Company has contracts with certain state and local agencies to offer coverage for individuals eligible for Medicaid and subsidized children's health insurance programs. Benefits are determined by the contracting agencies. This coverage is offered on an insured basis. This coverage membership totaled .2 million as of December 31, 1999, and .1 million as of December 31, 1998 and 1997.

Aetna U.S. Healthcare offers a variety of specialty health care coverages offered as either supplements to health products or as stand-alone products. Such coverages include indemnity and managed dental plans and prescription drug and vision programs. These specialty health coverages and services are included in either Health Risk and PHC or Group Insurance and Other Health business, with the exception of behavioral health (including employee assistance programs) and network-based workers' compensation case management services, which are included in Group Insurance and Other Health.

During 1997, the Company sold certain subsidiaries primarily to more effectively focus its health business resources. On December 5, 1997, the Company sold Human Affairs International ("HAI"), a behavioral health management business. Aetna U.S. Healthcare continues to market HAI's behavioral health services, including employee assistance programs, through a long-term arrangement with the acquiring company. During 1997, the Company also sold Healthcare Data Interchange Corporation ("HDIC"), a provider of health care electronic data interchange services, and Aetna Professional Management Corporation ("APMC"), a physician practice management business.

Aetna U.S. Healthcare Group Insurance and Other Health products consist primarily of the following:

Group Life Insurance consists principally of renewable term coverage, the amounts of which may be fixed or linked to individual employee wage levels. Basic and supplemental term coverage and spouse and dependent coverages are available. Group universal life and accidental death benefit coverages are also available. Group life insurance is offered on an insured basis. Group life insurance membership totaled 9.4 million as of December 31, 1999 and 9.8 million as of December 31, 1998 and 1997.

Group Disability Insurance provides coverage for disabled employees' income replacement benefits for both short-term disability and long-term disability. The Company also offers a managed disability product with additional case management features. Group disability insurance coverages are offered on both an insured and employer-funded basis. Group disability membership totaled 2.3 million as of December 31, 1999 and 2.6 million as of December 31, 1998 and 1997.

Long-Term Care Insurance provides coverage for long-term care expenses in a nursing home, adult day care or home setting. Long-term care insurance is offered on an insured basis. Long-term care membership totaled .1 million as of December 31, 1999, 1998 and 1997.

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

At December 31, 1999, Aetna U.S. Healthcare had approximately 429,000 providers in its networks nationwide.

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

The Company seeks accreditation for certain of its HMO plans from the National Committee for Quality Assurance ("NCQA"), a national organization established to review the quality and medical management systems of HMOs and other managed care plans. Accreditation by NCQA is a nationally recognized standard. As of December 31, 1999, 16 of the Company's HMOs have received full 3 year accreditation by the NCQA.

Principal Markets and Sales

Total Commercial, Medicare and Medicaid HMO, POS, PPO and Indemnity membership ("health membership") is widely dispersed throughout the United States. The Company offers a wide array of benefit plans, many of which are available in all 50 states.

Products offered by the Group Insurance and Other Health business are available in all 50 states. Depending on the product, the Company markets to small groups up to National Accounts (i.e., those with at least 3,000 eligible lives).

The following table presents total health membership by region and funding arrangement, for the years indicated:

                                  1999 (1)                          1998 (2)                               1997
                     -------------------------------     ------------------------------       ---------------------------------
(Thousands)           Risk        Nonrisk     Total       Risk        Nonrisk     Total          Risk     Nonrisk         Total
-------------------------------------------------------------------------------------------------------------------------------
Northeast            1,535            858     2,393      1,347            708     2,055         1,089         735         1,824
Mid-Atlantic         2,140          1,462     3,602      1,759          1,268     3,027         1,864       1,159         3,023
Capitol                900          1,107     2,007        791            984     1,775           315         950         1,265
Southeast            1,518          1,263     2,781        613          1,009     1,622           509       1,045         1,554
Mid-West             1,091          1,995     3,086        710          1,817     2,527           497       1,814         2,311
West Central           711            998     1,709        208            785       993           146       1,046         1,192
Southwest            1,785          1,286     3,071        997            910     1,907           266         860         1,126
Pacific Coast        1,359          1,047     2,406        878            881     1,759           649         790         1,439
-------------------------------------------------------------------------------------------------------------------------------
Total Health
  Membership        11,039         10,016    21,055      7,303          8,362    15,665         5,335       8,399        13,734
===============================================================================================================================

(1) Includes 5,093 PHC health members of which 1,688 represent Administrative Services Only members that Aetna U.S. Healthcare has agreed to service for Prudential.
(2)  Includes 1,975 NYLCare members.

For membership composition of Aetna U.S. Healthcare's products by funding arrangement, refer to Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") - Aetna U.S. Healthcare - Membership in the Annual Report.

For both Health Risk and PHC and Group Insurance and Other Health businesses, products and services are marketed primarily to employers for the benefit of employees and their dependents. Frequently, employers offer employees a choice of coverages, from which the employee makes his or her selection during a designated annual open enrollment period. In some instances, Aetna U.S. Healthcare is the only health care coverage offered. Employers pay all or a portion of the monthly premiums, and employees, through payroll deductions, pay any premium not provided as an employee benefit.

Within the Health Risk and PHC business, Medicare coverage is sold on an individual basis as well as through employer groups to their retirees. Medicaid and subsidized children's health insurance programs are marketed to individuals rather than employer groups.

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

Aetna U.S. Healthcare Commercial HMO plans establish premium rates prior to contract inception, without regard to actual utilization of services incurred by individual members, using one of three approved community rating methods. These rates may vary from account to account to reflect projected family size and contract mix, benefit levels, renewal date, and other factors. Under the "traditional community rating" method, an HMO establishes premium rates based on its revenue requirements for its entire enrollment in a given community. Under the "community rating by class" method, an HMO establishes premium rates based on its revenue requirements for broad classes of membership distinguished by factors such as age and sex. Under the "group specific community rating" method, an HMO establishes premium rates based on the HMO's revenue requirements for providing services to the group. State laws, in certain of the states in which the Company operates HMOs, require the filing with and approval by the state of HMO premium rates, and certain states may prohibit the use of one or more of these rating methods. In addition to reviewing anticipated medical costs, some states also review anticipated administrative costs as part of the approval process. Future results of the Company could be affected if the premium rates requested by the Company are not approved or are adjusted downward by state regulators.

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

Aetna U.S. Healthcare has contracts with HCFA to provide HMO coverage to Medicare beneficiaries who choose health care coverage through an HMO. Under these annual contracts, HCFA pays the HMO at a capitated rate based on membership and adjusted for demographic factors and a user fee. Inflation, changes in utilization patterns and benefit plans, demographic factors such as age and sex, and both local county and national fee for service average per capita Medicare costs are considered in the rate calculation process. Amounts payable under Medicare risk arrangements are subject to annual unilateral revision by HCFA. In addition to premiums received from HCFA, some of the Medicare products offered by Aetna U.S. Healthcare require a supplemental premium to be paid by the member. Under Medicare risk arrangements, Aetna U.S. Healthcare assumes the risk of higher than expected medical expenses. Medicare contracts generate higher per member per month revenues, but also higher per member per month medical expenses, than Commercial plans.

Aetna U.S. Healthcare also has HMO contracts with a variety of federal government employee groups under the Federal Employees Health Benefit Program. Premium rates are subject to federal government review and audit. Premium rates for these contracts are set prospectively but are subject to retrospective adjustments.

Premiums and fees from the federal government accounted for 21% of Aetna U.S. Healthcare's revenue in 1999. Contracts with HCFA accounted for 81% of these premiums and fees, with the balance from federal employee related benefit programs.

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

Within the Health Risk and PHC business, Aetna U.S. Healthcare competes with local and regional managed care plans, in addition to managed care plans sponsored by large health insurance companies and Blue Cross/Blue Shield plans. Additional competitors include other types of medical and dental provider organizations, various specialty service providers, integrated health care delivery organizations, and in certain plans, with programs sponsored by the federal or state governments.

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

Reserves

For the Health Risk and PHC business, the liability for medical claims payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Medical claims payable are estimated periodically, and any resulting adjustments are reflected in current period operating results within current and future benefits. Medical claims payable are based on a number of factors, including those derived from historical claim experience. An extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates and the adequacy of the estimate is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. Refer to the MD&A - Aetna U.S. Healthcare - Health Risk and PHC for a discussion of certain factors relating to reserves at December 31, 1999.

For Group Insurance products, reserves are established as premiums become due to reflect the present value of expected future obligations net of the present value of expected future premiums. Policy reserves for group paid-up life insurance generally reflect long-term fixed obligations and are computed on the basis of assumed or guaranteed yield and benefit payments. Assumptions are based on the Company's historical claim experience. For long-term disability products, reserves are established for (i) lives currently in payment status (using both standard industry, as well as the Company's own morbidity and interest rate assumptions), (ii) lives who have not yet satisfied the waiting period, but are expected to do so and (iii) claims that have been incurred but not yet reported. Long-term care reserves are a long-term obligation calculated using industry data for morbidity and mortality assumptions. Reserves for unpaid claims for other group health products (including short duration contracts) are estimated periodically and any resulting adjustments are reflected in current earnings.

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

In connection with the acquisition of PHC, the Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Refer to Note 3 of Notes to Consolidated Financial Statements for further discussion.

Group Life Insurance In Force and Other Statistical Data

The following table summarizes changes in group life insurance in force before deductions for reinsurance ceded to other companies for the years indicated:

(Dollars in Millions)                                                                1999              1998                 1997
--------------------------------------------------------------------------------------------------------------------------------
In force, end of year                                                           $ 355,014         $ 378,727            $ 316,478
--------------------------------------------------------------------------------------------------------------------------------
Terminations (lapses and all other)                                             $  77,648         $  14,018            $  10,678
--------------------------------------------------------------------------------------------------------------------------------
Number of policies and contracts in force, end of year:
   Group Life Contracts (1)                                                        14,519            14,044               13,849
   Group Conversion Policies (2)                                                   28,767            31,024               32,660
---------------------------------------------------------------------------------------------------------------------------------

(1) Due to the diversity of coverages and size of covered groups, statistics are not provided for average size of policies in force.
(2) Reflects conversion privileges exercised by insureds under group life policies to replace those policies with individual life policies.

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Aetna U.S. Healthcare's business, refer to the MD&A - Forward-Looking Information/Risk Factors, Aetna U.S. Healthcare - Outlook and financial results discussions in the Annual Report.

2.  Aetna Financial Services

Products and Services

Aetna Financial Services ("AFS") (formerly Aetna Retirement Services) offers financial services products primarily through Aetna Life Insurance and Annuity Company ("ALIAC") and Aetna Insurance Company of America ("AICA"), indirect wholly owned subsidiaries of the Company. Prior to October 1, 1998, AFS also offered individual life insurance products through ALIAC. Investment advisory services are offered through ALIAC and Aeltus Investment Management, Inc. ("Aeltus"), which are registered investment advisers, and other indirect wholly owned subsidiaries of the Company. Aeltus is also an adviser to most of Aetna's mutual funds. Financial planning services are offered through Financial Network Investment Corporation ("FNIC"), a broker/dealer acquired in 1997, and Aetna Financial Services, Inc. ("AFSI"), an indirect wholly owned subsidiary of the Company. Aetna Investment Services, Inc., an indirect wholly owned subsidiary of the Company, acts as distributor for many of the securities products AFS offers.

Financial Services

AFS principally offers financial services products to employer-sponsored retirement plans qualified under Internal Revenue Code Sections 401, 403, 408 and 457 (collectively "qualified plans"), and to individuals on a qualified and nonqualified basis. These products include annuity contracts that offer a variety of funding and payout options, mutual funds, and products that offer a combination of both. Annuity contracts may be deferred or immediate ("payout annuities"). These products also include programs offered to qualified plans and nonqualified deferred compensation plans that package administrative and recordkeeping services along with a menu of investment options, including mutual funds (both Aetna and nonaffiliated mutual funds) and variable, and fixed investment options. Financial services also includes investment advisory services, financial planning, pension plan administrative services and trust services.

Individual Life Insurance

AFS' domestic individual life insurance business was sold on October 1, 1998. The transaction was generally in the form of an indemnity reinsurance arrangement. Individual life insurance products included universal life and variable universal life, which have both life insurance and investment characteristics, traditional whole life and term insurance. Refer to MD&A - Overview and Aetna Financial Services and Note 3 of Notes to Consolidated Financial Statements in the Annual Report for more information.

Investment Options

AFS' financial services products provide customers with variable and/or fixed investment options. Variable options and mutual funds generally provide for full assumption (and, in limited cases, provide for partial assumption) by the customer of investment risks. Assets supporting variable options are held in separate accounts that invest in Aetna mutual funds and/or unaffiliated mutual funds. Aetna mutual funds include funds managed by Aeltus and, beginning in November 1997, funds managed by outside investment advisors under subadvisory arrangements. Variable separate account investment income and realized capital gains and losses are not reflected in the Company's consolidated results of operations. Fixed options can be either "fully guaranteed" or "experience-rated". Fully guaranteed options provide guarantees on investment return, maturity values, and if applicable, benefit payments. Experience-rated options require the customer to assume investment (including realized capital gains and losses) and other risks subject, among other things, to certain minimum guarantees. As long as minimum guarantees are not triggered, the effect of experience-rated products' investment performance does not impact the Company's consolidated results.

Fees and Investment Margins

Insurance charges, investment management or other fees earned by AFS vary by product and depend, among other factors, on the funding option selected by the customer under the product. For products where assets are allocated to variable funding options, AFS may charge the separate account an asset-based insurance fee and expense charge. In addition, where the customer selects an Aetna mutual fund as a variable funding option, AFS receives an asset-based investment management fee and, in the case of those funds subadvised by outside managers, AFS pays a subadvisory fee to the fund manager. For unaffiliated mutual funds, AFS receives distribution fees and/or expense reimbursements. For fixed funding options, AFS earns an investment margin, which is based on the difference between income earned on the investments supporting the liability and interest credited to customers. Other fees or charges, such as administrative fees, may be assessed depending on the nature of the product or service provided.

AFS also provides direct investment advisory services to unaffiliated customers through Aeltus and FNIC generally for fees based on assets under management. FNIC provides financial planning services generally for fees which may or may not be asset based.

Assets Under Management and Administration

The substantial portion of fees or other charges and investment margins that AFS receives are based on assets under management. Assets under management are principally affected by net deposits (i.e., deposits, including new contracts, less surrenders), investment growth (e.g., interest credited to customer accounts for fixed options or market performance for variable options) and customer retention. Financial Services' assets under management, excluding net unrealized capital gains and losses on debt securities other than those held in separate accounts, were $68.0 billion at December 31, 1999, $51.9 billion at December 31, 1998 and $42.2 billion at December 31, 1997. Approximately 96% of assets under management at December 31, 1999 and 95% at December 31, 1998, allowed for contractholder withdrawal. Approximately 88% at December 31, 1999 and 84% at December 31, 1998 are subject to market value adjustments and/or deferred surrender charges.

To encourage customer retention and recover acquisition expenses, contracts typically impose a surrender charge on policyholder balances withdrawn within a period of time after the contract's inception, which may be waived at the Company's discretion. The period of time and level of the charge vary by product. In addition, an approach incorporated into recent variable annuity contracts with fixed funding options allows contractholders to receive an incremental interest rate if withdrawals from the fixed account are spread over a period of five years. Further, more favorable credited rates may be offered after policies have been in force for a period of time. Existing tax penalties on annuity distributions prior to age 59-1/2 provide further disincentive to customers for premature surrenders of annuity balances, but generally do not impede transfers of those balances to products of competitors.

A portion of AFS' fee revenue is also based on assets under administration. Assets under administration are assets for which AFS provides administrative services only. Assets under administration were $4.4 billion at December 31, 1999, $2.9 billion at December 31, 1998 and $2.3 billion at December 31, 1997.

Life Insurance In Force and Other Statistical Data

For individual life insurance products, life insurance in force is a key determinant of earnings as contract charges for cost of insurance coverage are typically based on amounts of coverage in force less accumulated policy reserves. The key drivers of life insurance in force are new sales, surrenders and mortality. The table below summarizes changes in life insurance in force before deductions for reinsurance ceded to other companies. As a result of the sale of the individual life business on October 1, 1998, substantially all of the in force amounts shown in the table for the years 1999 and 1998 have been ceded to an outside company.


(Dollars in Millions, except average size of policies in force)             1999       1998       1997
------------------------------------------------------------------------------------------------------
Sales and additions:
   Permanent:
     Nonparticipating                                                   $  1,490   $  3,522   $  4,281
     Participating                                                             9         13         13
   Term:
     Nonparticipating                                                        180        513      1,586
     Participating                                                             -         18         53
------------------------------------------------------------------------------------------------------
       Total                                                            $  1,679   $  4,066   $  5,933
======================================================================================================
Terminations:
   Surrenders and conversions                                           $  2,861   $  1,807   $  1,865
   Lapses                                                                  1,778      2,046      2,126
   Other                                                                   1,087        323      1,130
------------------------------------------------------------------------------------------------------
       Total                                                            $  5,726   $  4,176   $  5,121
======================================================================================================
In force, end of year:
   Permanent                                                            $ 37,567   $ 39,275   $ 36,614
   Term                                                                    8,071     10,410     13,181
------------------------------------------------------------------------------------------------------
       Total                                                            $ 45,638   $ 49,685   $ 49,795
======================================================================================================
Number of policies in force, end of year:
    Nonparticipating                                                     516,160    554,776    597,221
    Participating                                                         83,999     90,904     97,533
------------------------------------------------------------------------------------------------------
       Total                                                             600,159    645,680    694,754
======================================================================================================
Average size of policies in force, end of year:
    Nonparticipating                                                    $ 79,147   $ 79,357   $ 72,654
    Participating                                                         56,965     62,266     65,664
------------------------------------------------------------------------------------------------------

Refer to Note 11 of Notes to Consolidated Financial Statements in the Annual Report for a discussion of participating life insurance contracts.

The following table summarizes premiums and deposits for AFS:

(Millions)                                                   1999             1998 (1)           1997
-----------------------------------------------------------------------------------------------------
Premiums                                                $   107.5        $   131.9          $   158.5
Deposits                                                  6,907.7          5,142.5            4,969.0
-----------------------------------------------------------------------------------------------------
       Total                                            $ 7,015.2        $ 5,274.4          $ 5,127.5
=====================================================================================================

(1) 1998 amounts reflect the operations of the individual life business through the sale date of October 1, 1998.

Principal Markets and Method of Distribution

AFS products and services are offered primarily to individuals, pension plans, small businesses and employer-sponsored groups in the health care, government, education (collectively "not-for-profit" organizations) and corporate markets. AFS products generally are sold through pension professionals, independent agents and brokers, third party administrators, banks, dedicated career agents and financial planners.

Competition

AFS competes with other insurance companies and an array of financial services companies including banks and mutual funds, as well as other investment managers. Principal competitive factors are reputation for investment performance, product features, service, cost and the perceived financial strength of the investment manager or sponsor.

Competition may affect, among other matters, both business growth and the pricing of AFS' products and services.

Reserves

Reserves for limited payment contracts (annuities with life contingent payout) are computed on the basis of assumed investment yield, mortality, morbidity and expenses and include a margin for adverse deviation. The assumptions vary by plan, year of issue and policy duration. Reserves for investment contracts (deferred annuities and immediate annuities without life contingent payouts) are equal to cumulative deposits plus credited interest less withdrawals and charges thereon. Of those investment contracts which are experience-rated, the reserves also reflect net realized capital gains/losses (which AFS reflects through credited rates on an amortized basis) and unrealized capital gains/losses related to Financial Accounting Standard ("FAS") No. 115.

Prior to the sale of the individual life business on October 1, 1998, reserves for universal life products were equal to cumulative deposits less withdrawals and charges plus credited interest thereon, plus/less net realized capital gains/losses (which were reflected through credited rates on an amortized basis). These reserves also included unrealized capital gains/losses related to FAS No. 115. As a result of the sale and transfer of assets supporting the business, reserves for universal life products no longer include net realized capital gains/losses and unrealized gains/losses related to FAS No. 115 for the years ended December 31, 1998 and beyond. Reserves for all other fixed individual life contracts are computed on a basis consistent with that described above for limited payment contracts.

Because the sale of the individual life business was substantially in the form of an indemnity reinsurance agreement, the Company reported an addition to its reinsurance receivable approximating the total AFS individual life reserves at the sale date.

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

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect AFS' business, refer to the MD&A - Forward-Looking Information/Risk Factors, Aetna Financial Services - Outlook and financial results discussions in the Annual Report.

3.  Aetna International

Aetna International, through subsidiaries and joint venture affiliates, sells primarily life insurance, health insurance and financial services products in markets outside of the United States.

The Company seeks to invest in emerging and other selected markets outside the U.S. that have the potential for attractive long-term returns. The Company intends to sharpen its focus on its international operations as part of its realignment and may explore opportunities for additional international investments or divestitures, where appropriate.

The Company may invest in a new market or increase its position in a market through a combination of acquisitions, joint ventures and de novo initiatives. Over the past 5 years, the Company has invested $1.2 billion in its international operations, of which $200 million was invested in 1999, a majority of which related to the acquisition of Assistencia Medica Social Argentina S.A., Argentina's largest HMO.

Aetna International conducts its business in the following major geographic locations:

     - Asia Pacific - Operations are conducted through majority-owned subsidiaries in Hong Kong, Indonesia, Malaysia, New Zealand, the Philippines, Taiwan and Thailand as well as through an equity affiliate in China. In the fourth quarter of 1999, the Company acquired an equity interest in a Japanese life insurance company. It expects to acquire substantially all outstanding shares of that company during the first quarter of 2000. The products and services sold by these businesses include individual and group life and health insurance, deposit administration and related financial products and services.

     - Americas - Operations are conducted through wholly owned and majority-owned subsidiaries in Argentina and Chile and equity affiliates in Brazil, Colombia, Mexico, Peru, Poland and Venezuela. The products and services sold by these businesses include individual and group life and health insurance, annuities, personal and commercial property-casualty insurance, and pension fund administration services.

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

The following table sets forth Aetna International's revenue and operating earnings or losses by major geographic location (including its share of net income in minority owned affiliates and excluding Year 2000 costs in 1999 and 1998 and net realized capital gains or losses in all three years) and premiums, before deductions for reinsurance ceded to other companies:

                                        Revenue                                                  Operating Earnings
                       ----------------------------------------------           -------------------------------------------------
(Millions)                  1999            1998                 1997               1999                 1998                1997
---------------------------------------------------------------------------------------------------------------------------------
Asia Pacific (1)       $ 1,621.5       $ 1,191.6            $ 1,092.6            $  67.5             $   65.2            $   55.7
Americas (2)             1,153.8           982.5                863.1              147.5                112.9                83.0
Other (3)                    1.7             2.4                  3.1              (20.8)               (12.4)              (10.0)
---------------------------------------------------------------------------------------------------------------------------------
                       $ 2,777.0       $ 2,176.5            $ 1,958.8            $ 194.2              $ 165.7             $ 128.7
=================================================================================================================================

(1) Includes China, Hong Kong, Indonesia, Japan, Malaysia, New Zealand, Philippines, Taiwan and Thailand.
(2) Includes Argentina, Brazil, Canada (through September 30, 1999), Chile, Colombia, Mexico, Peru, Poland and Venezuela.
(3)  Includes general and other miscellaneous expenses.

--------------------------------------------------------------------------------------
                                          1999             1998                1997
--------------------------------------------------------------------------------------
Premiums (included in
    revenue above)                   $ 2,152.3        $ 1,578.5           $ 1,434.1
--------------------------------------------------------------------------------------

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Aetna International's business, refer to the MD&A - Forward-Looking Information/Risk Factors, Aetna International - Outlook and financial results discussions in the Annual Report.

4. Large Case Pensions

Principal Products

Large Case Pensions manages a variety of retirement products (including pension and annuity products) offered to IRC Section 401 qualified defined benefit and defined contribution plans. Contracts provide nonguaranteed, partially guaranteed (experience-rated) and fully guaranteed investment options through general and Separate Account products. The majority of Large Case Pensions' products that use Separate Accounts provide contractholders with a vehicle for investments under which the contractholders assume the investment risk as well as the benefit of favorable performance. Large Case Pensions earns a management fee on these Separate Accounts.

In 1993, the Company discontinued its fully guaranteed large case pension products. (For additional information, refer to MD&A - Large Case Pensions - Discontinued Products in the Annual Report.)

Factors Affecting Forward-Looking Information

For information regarding certain important factors that may materially affect Large Case Pension's business, refer to the MD&A - Forward-Looking Information/Risk Factors, Large Case Pensions - Outlook and financial results discussions in the Annual Report.

5. Total Investments

Consistent with the nature of the contract obligations involved in the Company's health, life, annuity and pension operations, the majority of general account assets have been invested in intermediate and long-term, fixed-income obligations such as treasury obligations, mortgage-backed securities, corporate debt securities and mortgage loans.

For information concerning the valuation of investments, refer to Notes 1, 4 and 7 of Notes to Consolidated Financial Statements in the Annual Report.

The following table sets forth the distribution of invested assets, cash and cash equivalents and accrued investment income of the Company's general account portfolio (excluding Discontinued Operations) as of the end of the years indicated: (1) (2)

(Millions)                                                                         1999                 1998              1997
------------------------------------------------------------------------------------------------------------------------------
Debt securities:
    Bonds:
         U.S. government and government agencies and authorities              $ 2,315.9           $  1,998.6        $  3,928.6
         States, municipalities and political subdivisions                        769.0                550.1             206.6
    U.S. corporate securities:
         Utilities                                                              2,259.9              2,578.0           2,505.5
         Financial                                                              4,061.9              4,945.9           5,216.8
         Transportation/capital goods                                           2,055.1              2,501.9           2,589.4
         Health care/consumer products                                          2,876.4              2,656.3           1,735.3
         Natural resources                                                        412.3              1,550.7           1,559.9
         Other corporate securities                                               864.6              1,355.8           1,506.2
------------------------------------------------------------------------------------------------------------------------------
             Total U.S. corporate securities                                   12,530.2             15,588.6          15,113.1
------------------------------------------------------------------------------------------------------------------------------
    Foreign:
         Government, including political subdivisions                           2,210.2              2,883.8           2,629.8
         Utilities                                                                231.7                676.6             689.1
         Other                                                                  2,397.7              2,868.0           3,830.4
------------------------------------------------------------------------------------------------------------------------------
             Total foreign securities                                           4,839.6              6,428.4           7,149.3
------------------------------------------------------------------------------------------------------------------------------
    Residential mortgage-backed securities:
         Pass-throughs                                                          1,825.3              2,322.7           1,812.5
         Collateralized mortgage obligations                                    2,782.6              2,041.2           2,710.4
------------------------------------------------------------------------------------------------------------------------------
             Total residential mortgage-backed securities                       4,607.9              4,363.9           4,522.9
------------------------------------------------------------------------------------------------------------------------------
    Commercial/Multifamily mortgage-backed securities                           2,482.5              2,123.2           1,622.0
    Other asset-backed securities                                                 985.8                971.0           1,635.1
------------------------------------------------------------------------------------------------------------------------------
             Total bonds                                                       28,530.9             32,023.8          34,177.6
    Redeemable preferred stocks                                                   130.7                157.0              67.4
------------------------------------------------------------------------------------------------------------------------------
             Total debt securities                                             28,661.6             32,180.8          34,245.0
------------------------------------------------------------------------------------------------------------------------------
Equity securities:
    Common stocks                                                                 619.5                566.9             866.4
    Nonredeemable preferred stocks                                                171.6                233.6             175.0
------------------------------------------------------------------------------------------------------------------------------
             Total equity securities                                              791.1                800.5           1,041.4
------------------------------------------------------------------------------------------------------------------------------
Short-term investments                                                            788.2                942.2           1,003.9
Mortgage loans                                                                  3,238.2              3,553.0           4,207.8
Real estate                                                                       361.8                270.3             369.5
Policy loans                                                                      541.5                458.7             746.9
Other                                                                           1,394.8              1,300.3             974.3
------------------------------------------------------------------------------------------------------------------------------
             Total investments                                               $ 35,777.2           $ 39,505.8        $ 42,588.8
==============================================================================================================================
Cash and cash equivalents                                                    $  2,504.5           $  1,951.5        $  1,805.8
==============================================================================================================================
Accrued investment income                                                    $    466.5           $    537.1        $    545.8
==============================================================================================================================

(1)  Excludes Separate Accounts.

(2) Includes $5.9 billion in 1999, $7.1 billion in 1998 and $7.9 billion in 1997 of investments supporting discontinued products.

The following table summarizes the Company's investment results:  (1)

                                        Net               Earned Net             Net Realized     Change in
                                        Investment        Investment             Capital          Accumulated Other
(Dollar amounts in millions)            Income (2)        Income Rate (3)        Gains (4)        Comprehensive Income (5)
--------------------------------------------------------------------------------------------------------------------------
For the year:
1999                                    $ 2,965.9             7.4 %              $  71.9               $(1,038.1)
1998                                      3,220.5             7.7                  271.8                  (199.3)
1997                                      3,392.7             7.8                  334.2                   (50.6)
--------------------------------------------------------------------------------------------------------------------------

(1)  Excludes Separate Accounts and investments in affiliates.
(2) Net investment income excludes net realized capital gains and losses, as well as income taxes and includes investment expenses.
(3) The Earned Net Investment Income Rate for any given year is equal to (a) net investment income divided by (b) the average amount of cash, invested assets, excluding unrealized gains and losses, and accrued investment income for the year.
(4) Net realized capital gains exclude income taxes and gains and losses allocable to experience-rated pension contractholders.
(5) Accumulated other comprehensive income (loss) excludes federal income taxes and changes in unrealized capital gains (losses) related to experience-rated contractholders and discontinued products.

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

Many legislative and regulatory changes related to health products have recently been enacted or are being seriously considered by the federal and state governments. For a discussion of these matters refer to MD&A - Regulatory Environment and Forward-Looking Information/Risk Factors in the Annual Report. For information regarding regulation of pricing by the Company's HMOs, refer to "Aetna U.S. Healthcare - Health Pricing", on page 9.

Investment and Retirement Products and Services

Operations conducted by AFS and Large Case Pensions are subject to regulation by various government agencies where the Company conducts business, in particular the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

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

International

The nature and extent of regulations affecting the Company's international operations varies by jurisdiction and line of business. Most operations are subject to local insurance and/or health laws and regulations. These laws typically regulate the types of business that can be written, policy forms and terms, currency, permitted investments, reserves, taxation and other matters affecting the conduct of the business. International operations are also subject to a variety of additional investment and other controls that may be imposed by governments. Certain jurisdictions may require that portions of the business be reinsured through designated state-affiliated institutions. As a foreign investor, the Company is also subject to a variety of restrictions regarding permitted levels of equity ownership, remittance of foreign earnings, repatriation of capital, exchange of currency, and entry into new lines of business. Regulation of international operations may also be subject to other political factors not typically associated with doing business in the United States, such as more rapid change of regulatory policy, possible nationalization of businesses, hostilities and unrest.

Federal Employee Benefit Regulation

AFS and Large Case Pensions also provide a variety of products and services to employee benefit plans that are covered by ERISA.

In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to a portion of a group pension contract issued to the plan that was not a "guaranteed benefit policy" were "plan assets" for purposes of ERISA and that the insurance company had fiduciary responsibility with respect to those assets. In reaching its decision, the Court declined to follow a 1975 DOL interpretive bulletin that had suggested that insurance company general account assets were not plan assets.

The Small Business Job Protection Act (the "Act") was signed into law in 1996. The Act created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit policies based on claims that those assets are plan assets. The relief afforded extends to conduct that occurred before the date that is eighteen months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were issued on January 5, 2000 address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit policies. The conference report relating to the Act states that policies issued after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.

HMO and Insurance Holding Company Laws

A number of states, including Connecticut, regulate affiliated groups of HMOs and insurers such as the Company under holding company statutes. These laws may require these companies to maintain certain levels of equity. For information regarding restrictions on certain payments of dividends or other distributions by HMO and insurance company subsidiaries of the Company, refer to MD&A - Liquidity and Capital Resources in the Annual Report. Some of these laws also regulate changes in control (as do Connecticut corporate laws), and other matters such as transactions with affiliates. Refer to Note 15 of Notes to Consolidated Financial Statements in the Annual Report.

Insurance Company Guaranty Fund Assessments

Under insurance guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. There were no material charges to earnings for guaranty fund obligations during 1999, 1998, or 1997. While the Company historically has recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover such assessments.

For information regarding certain other potential regulatory changes relating to the Company's businesses, refer to MD&A - Regulatory Environment and Forward-Looking Information/Risk Factors. (Refer to Note 1 of Notes to Consolidated Financial Statements for further discussion of accounting standards related to guaranty fund assessments.)

b.  NAIC IRIS Ratios

The National Association of Insurance Commissioners' ("NAIC") Insurance Regulatory Information System ("IRIS") ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators with "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios, and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. In 1999, none of Aetna Inc.'s significant insurance subsidiaries had more than three IRIS ratios that were outside of the NAIC usual ranges.

Management does not expect that any of the Company's significant subsidiaries will have more than three IRIS ratios outside of the NAIC usual ranges for 2000.

Refer to MD&A - Liquidity and Capital Resources in the Annual Report for additional discussion regarding solvency regulation.

c. Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratios of earnings to fixed charges and ratios of earnings to combined fixed charges and preferred stock dividends for the years indicated:

Aetna Inc.                                              1999          1998          1997          1996          1995
--------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                      4.11          4.96          5.74          2.45          4.97
Ratio of Earnings to Combined Fixed Charges
  and Preferred Stock Dividends                         3.63          3.94          4.46          2.10          4.97

Aetna Services, Inc.                                    1999          1998          1997          1996
-------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                      3.61          4.31          5.78          2.44
Ratio of Earnings to Combined Fixed Charges
  and Preferred Stock Dividends                         3.61          4.31          5.78          2.44

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (Refer to Note 13 of Notes to Consolidated Financial Statements in the Annual Report.)

During 1995, there was no preferred stock outstanding. As a result, the ratio of earnings to combined fixed charges and preferred stock dividends was the same as the ratio of earnings to fixed charges. On July 19, 1999, the Company redeemed all outstanding shares of its preferred stock. Therefore, there were no preferred stock dividends paid after that date.

d.  Trademarks

The trademarks Aetna (Registered Trademark), Aetna U.S. Healthcare (Registered Trademark), and U.S. Healthcare (Registered Trademark), together with the corresponding design logos are owned by the Company. The Company considers these trademarks and its other trademarks and trade names important in the operation of its business. However, the business of the Company is not dependent on any individual trademark or trade name.

e.  Ratings

The ratings of certain of Aetna Inc.'s subsidiaries follow:

                                                                                             Rating Agencies
                                                                       ----------------------------------------------------
                                                                                                    Moody's
                                                                                       Duff &      Investors       Standard
                                                                       A.M. Best       Phelps       Service        & Poor's
                                                                       ----------------------------------------------------
Aetna Services, Inc. (senior debt)**
   October 27, 1999                                                        *              A            A3             A
   February 7, 2000 (1)                                                    *              A            A3             A

Aetna Services, Inc. (commercial paper)**
   October 27, 1999                                                        *             D-1          P-2            A-1
   February 7, 2000 (1)                                                    *             D-1          P-2            A-1

Aetna Life Insurance Company (claims paying/financial strength)
   October 27, 1999                                                        A             AA-           A1             A+
   February 7, 2000 (1)                                                    A             AA-           A1             A+

Aetna Life Insurance and Annuity Company (claims paying/
  financial strength)
   October 27, 1999                                                        A             AA           Aa3            AA-
   February 7, 2000 (1)                                                    A             AA           Aa3            AA-

*     Nonrated by the agency.
**    Fully and unconditionally guaranteed by Aetna Inc.

(1) Moody's Investors Service and Standard & Poor's have the debt and financial strength ratings on outlook negative.

f.  Miscellaneous

The Company had approximately 46,700 domestic employees at December 31, 1999. In addition, the Company had approximately 9,200 international employees at December 31, 1999 in its majority and wholly owned non-U.S. subsidiaries.

Management believes that the Company's computer facilities, systems and related procedures are adequate to meet its business needs. The Company's data processing systems and backup and security policies, practices and procedures are regularly evaluated by the Company's management and its internal auditors and are modified as considered necessary. Refer to MD&A - Year 2000 for information regarding the results to date of the Company's efforts to prepare its systems, applications and facilities to accommodate Year 2000 date-sensitive information.

The federal government is a significant customer of the Aetna U.S. Healthcare segment and the Company, accounting for approximately 17% of the Company's consolidated revenue in 1999. No other customer accounted for 10% or more of the Company's consolidated revenues in 1999. No other segment of the Company's business is dependent upon a single customer or a few customers, the loss of which would have a significant effect on the earnings of the segment. Refer to
Note 17 of Notes to Consolidated Financial Statements in the Annual Report regarding segment information.

The loss of business from any one, or a few, independent brokers or agents would not have a material adverse effect on the earnings of the Company or any of its segments.

Item 2.  Properties.

The home office of the Company is a building complex located at 151 Farmington Avenue, Hartford, Connecticut, with approximately 1.6 million square feet. The Company and certain of its subsidiaries also own or lease other space in the greater Hartford area; Blue Bell, Pennsylvania; Fairfield, New Jersey and Roseland, New Jersey; as well as various field locations throughout the country. The Company believes its properties are adequate and suitable for its business as presently conducted.

The foregoing does not include numerous investment properties held by the Company in its general and Separate Accounts.

Item 3.  Legal Proceedings.

Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert; on November 26, 1997 by the Rainbow Fund, Inc.; and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March 1999.
On August 9, 1999, the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Merits discovery was completed in early 2000. On February 3, 2000, defendants filed motions for summary judgment dismissing the complaint. Also on February 3, 2000, plaintiffs moved for permission to file a third amended complaint and file expert reports. Proceedings regarding defendants' summary judgment motions, along with the remaining exchange of expert reports and expert discovery, are scheduled to be completed in the second quarter of 2000. Trial is scheduled to begin in the second quarter of 2000. Defendants are defending the actions vigorously.

The Company is involved in several purported class action lawsuits that it believes are part of a wave of similar actions targeting the health care industry and, in particular, the conduct of business by managed care companies.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999, the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on October 4, 1999 by Anthony Conte (the "Conte Complaint"). The Conte Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare Inc. for alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Conte Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of provider compensation arrangements in the literature that it makes available to actual or prospective members. The Company intends to defend the action vigorously and on November 1, 1999, filed a motion to dismiss the litigation for failure to state a claim upon which relief can be granted. On December 15, 1999, the Court suspended further proceedings pending the resolution of the Maio appeal by the Third Circuit Court of Appeals.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neill (the "O'Neill Complaint"). An Amended Complaint was filed on November 9, 1999 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop. The O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages, from the Company, Aetna U.S. Healthcare Inc., Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and RICO. The O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. On November 22, 1999, defendants moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the Conte and Maio complaints filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion by another managed care company in separate cases to consolidate those actions in a single court for pretrial purposes. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the Superior Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Curtright in her individual capacity and on behalf of the general public of the State of California (the "Curtright Complaint"). The Curtright Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500, California Civil Code Section 1750 and state common law in connection with the sale and marketing of health plans in California. The Curtright Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and members of the general public. On December 16, 1999, defendants removed the action to the United States District Court for the Northern District of California. On January 18, 2000, plaintiff moved to remand the action to state court. On the same date, the Company moved to dismiss the Curtright Complaint for failure to state a claim upon which relief can be granted and moved for a stay of the action pending resolution of the Maio and Conte matters. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A complaint was filed in the Superior Court of the State of California, County of San Diego on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from Aetna Inc., Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California, Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and the general public and for alleged unfair practices relating to contracting of doctors. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on November 22, 1999 by Raymond D. Williamson, III (the "Williamson Complaint"). The Williamson Complaint names as defendant The Prudential Insurance Company of America, and also names as defendants Aetna Inc. and Aetna U.S. Healthcare Inc. solely to the extent that the Company has assumed liability for the actions of Prudential in connection with the Company's acquisition of the Prudential health care business. The Williamson Complaint seeks various forms of relief from defendants, including unspecified damages, treble damages and imposition of a constructive trust, for alleged violations of RICO and ERISA. The Williamson Complaint alleges that the Prudential Health Plans engaged in a nationwide fraudulent scheme of misrepresentation by stating that coverage and treatment decisions were made on the basis of medical necessity when Prudential allegedly implemented undisclosed policies designed to deny or limit claims and medical services. On December 30, 1999, the Company moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the fact that the Maio and Conte Complaints were filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion by another managed care company in separate cases to consolidate those actions in a single court for pretrial purposes. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the District of New Jersey on December 3, 1999 by Michael V. Amorosi (the "Amorosi Complaint"). The Amorosi Complaint seeks various forms of relief, including unspecified damages, treble damages and restitutionary relief for unjust enrichment, from Aetna Inc. and Aetna U.S. Healthcare Inc. for alleged violations of RICO and ERISA. The Amorosi Complaint alleges that defendants told subscribers that coverage and treatment decisions would be based on medical necessity but instead took into account undisclosed cost-based criteria that were unrelated to members' medical needs. On January 7, 2000, the Company moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the fact that the Maio and Conte Complaints were filed in that court. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported amended class action complaint was filed in the United States District Court for the Northern District of Alabama on January 19, 2000 by Eugene Mangieri, M.D. (the "Mangieri Complaint"). The Mangieri Complaint seeks various forms of relief, including unspecified damages, treble damages and punitive damages, from Aetna Inc., Aetna U.S. Healthcare Inc. and Richard L. Huber for alleged violations of RICO. The Mangieri Complaint claims that physicians suffer actual and potential harm from allegedly coercive terms contained in their contracts with the Company. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice, marketing and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously. While the ultimate outcome of the lawsuits referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the lawsuits referred to in this paragraph are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

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

Name of Officer                     Principal Position                          Age *
---------------                     ------------------                          ---

William H. Donaldson                Chairman, President and Chief               68
                                    Executive Officer

Michael J. Cardillo                 Executive Vice President,                   56
                                    Aetna U.S. Healthcare

Timothy A. Holt                     Senior Vice President,                      46
                                    Aetna Investment
                                    Management Group

Thomas J. McInerney                 Executive Vice President,                   43
                                    Aetna Financial Services

L. Edward Shaw, Jr.                 Senior Vice President and                   55
                                    General Counsel

Alan J. Weber                       Vice Chairman for Strategy                  51
                                    and Finance

*As of February 28, 2000

EXECUTIVE OFFICERS' BUSINESS EXPERIENCE DURING PAST FIVE YEARS

WILLIAM H. DONALDSON was named Chairman, President and Chief Executive Officer on February 25, 2000. Prior to assuming his current position, he served as Co-Founder and Senior Advisor of Donaldson, Lufkin & Jenrette, Inc. (investment banking) since September 1995. Mr. Donaldson served as Chairman and Chief Executive Officer of the New York Stock Exchange, Inc. from January 1991 to June 1995.

MICHAEL J. CARDILLO has served in his current position since July 19, 1996. He also serves as President of Aetna U.S. Healthcare Inc., a position he assumed in March 1997 after serving as Co-President since July 19, 1996. Mr. Cardillo had been Co-President of U.S. Healthcare Inc. since 1995.

TIMOTHY A. HOLT assumed his current position on January 29, 1999, having served as Vice President, Aetna Investment Management Group since September 1997. From 1996 to September 1997, he served as Vice President and Chief Financial Officer of Aetna Financial Services. He served as Vice President, Portfolio Management Group, from 1992 to 1996.

THOMAS J. MCINERNEY assumed his current position on August 18, 1997, having served as Vice President, Strategic Planning, since March 1997. He also currently serves as President, Aetna Financial Services. From 1996 to 1997, he served as Vice President, National Accounts, for Aetna Health Plans and then as Vice President, National Accounts and Sales and Marketing, for the successor business, Aetna U.S. Healthcare. During 1995 and 1996, he also served as Vice President, Corporate Strategy. From 1992 to 1996, Mr. McInerney served as Vice President, Large Case Pensions.

L. EDWARD SHAW, JR. assumed his current position on May 24, 1999. From August 1997 to May 1999, he served as Chief Corporate Officer, North America of National Westminster Bank and from May 1996 to August 1997, he served as General Counsel of NatWest Markets. From 1985 to 1996, Mr. Shaw served as Executive Vice President and General Counsel of The Chase Manhattan Corporation.

ALAN J. WEBER assumed his current position on August 1, 1998. From July 1994 to July 1998, Mr. Weber served as Chairman of Citibank International.


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

Information regarding restrictions on the Company's present and future ability to pay dividends is incorporated herein by reference from Note 15 of Notes to Consolidated Financial Statements and MD&A - Liquidity and Capital Resources in the Annual Report.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Total Investments" in the Annual Report is incorporated herein by reference.

Item 8.  Consolidated Financial Statements and Supplementary Data.

The 1999 Consolidated Financial Statements and the report of the registrant's independent auditors and the unaudited information set forth under the caption "Quarterly Data" are incorporated herein by reference to the Annual Report.

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

Item 11. Executive Compensation.

The information under the captions, "Director Compensation in 1999", "Other Information Regarding Directors" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information under the caption "Security Ownership of Certain Beneficial Owners, Directors, Nominees and Executive Officers" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

The information under the caption, "Other Information Regarding Directors" and "Certain Transactions and Relationships" in the Proxy Statement is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.*

(a) The following documents are filed as part of this report:

1.  Financial statements:

The Consolidated Financial Statements and the report of the registrant's independent auditors are incorporated herein by reference to the Annual Report.

2. Financial statement schedules:

The supporting schedules of the consolidated entity are included in this Item
14. Refer to Index to Financial Statement Schedules on page 37.

3.  Exhibits: *

(3)    Articles of Incorporation and By-Laws.

3.1 Aetna Inc. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (File No. 333-5791) filed on June 12, 1996.

3.2        Aetna Inc. Bylaws, as amended, incorporated herein by reference to
           Exhibit 3.1 to the Company's Form 10-K filed on February 28, 1997.

(4) Instruments defining the rights of security holders, including indentures.

4.1 Rights Agreement dated as of September 24, 1999, between the Company and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to the Company's Registration Statement on Form 8-A filed on October 15, 1999.

4.2 Designations, Rights and Preferences of the Company's Class B Voting Preferred Stock, Class B Voting Preferred Stock, Series A, and 6.25% Class C Voting Preferred Stock, incorporated herein by reference to
           Exhibit 4.1 to the Company's Form 8-K filed on July 26, 1996.

4.3        Indenture, dated as of October 15, 1986, between Aetna Services, Inc.
           and The First National Bank of Boston, Trustee, incorporated herein by reference to Exhibit 4 to the Company's Form 10-K filed on February 26, 1999.

4.4 First Indenture Supplement, dated as of August 1, 1996, to Indenture, dated as of October 15, 1986, between Aetna Services, Inc. and State Street Bank and Trust Company, as Successor Trustee, incorporated herein by reference to Exhibit 4.6 to the Company's Form 10-Q filed on October 25, 1996.

4.5        Indenture, dated as of August 1, 1993, between Aetna Services, Inc.
           and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, incorporated herein by reference to Aetna Services, Inc.'s Registration Statement on Form S-3 (File No. 33-50427).

4.6 First Indenture Supplement, dated as of August 1, 1996, to the Indenture dated as of August 1, 1993 between Aetna Services, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, incorporated herein by reference to Exhibit
           4.8 to the Company's Form 10-Q filed on October 25, 1996.

4.7 Senior Indenture, dated July 1, 1996, among Aetna Services, Inc., the Company and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, incorporated herein reference to
           Exhibit 4.1 to the Company's Form 10-Q filed on October 25, 1996.

4.8 Form of Subordinated Indenture, dated as of July 1, 1996, among the Company, Aetna Services, Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (including the forms of Subordinated Debt Securities and Subordinated Debt Guarantees), incorporated herein by reference to Exhibit 4.2 to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02;
           333-52321-03; 333-52321-04; 333-52321-05) filed on June 19, 1998.

4.9 Form of Junior Subordinated Indenture among the Company, Aetna Services, Inc. and The First National Bank of Chicago, as Trustee, incorporated herein by reference to Exhibit 4.3 to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02;
           333-52321-03; 333-52321-04; 333-52321-05) filed on June 19, 1998.

4.10 Form of Supplemental Indenture to be used in connection with the issuance of Junior Subordinated Debt Securities and Preferred Securities (including the forms of Junior Subordinated Debt Securities and Junior Subordinated Debt Guarantees), incorporated herein by reference to Exhibit 4.3.1 to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02;
           333-52321-03; 333-52321-04; 333-52321-05) filed on June 19, 1998.

4.11 Declaration of Trust of Aetna Capital Trust I, incorporated herein by reference to Exhibit 4.4 to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on May 11, 1998.

4.12 Declaration of Trust of Aetna Capital Trust II, incorporated herein by reference to Exhibit 4.5 to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on May 11, 1998.

4.13 Declaration of Trust of Aetna Capital Trust III, incorporated herein by reference to Exhibit 4.6 to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on May 11, 1998.

4.14 Declaration of Trust of Aetna Capital Trust IV, incorporated herein by reference to Exhibit 4.7 to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on May 11, 1998.

4.15 Certificate of Trust of Aetna Capital Trust I, incorporated herein by reference to Exhibit 4.8 to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on May 11, 1998.

4.16 Certificate of Trust of Aetna Capital Trust II, incorporated herein by reference to Exhibit 4.9 to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on May 11, 1998.

4.17 Certificate of Trust of Aetna Capital Trust III, incorporated herein by reference to Exhibit 4.10 to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on May 11, 1998.

4.18 Certificate of Trust of Aetna Capital Trust IV, incorporated herein by reference to Exhibit 4.11 to the Company's and Aetna Services, Inc.'s Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on May 11, 1998.

4.19 Form of Amended and Restated Declaration of Trust for each of Aetna Capital Trust I, II, III, and IV (including the form of Preferred Securities), incorporated herein by reference to Exhibit 4.12 to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02; 333-52321-03; 333-52321-04; 333-52321-05)
           filed on June 19, 1998.

4.20 Form of Guarantee Agreement among the Company, Aetna Services, Inc., and The First National Bank of Chicago, as Trustee, with respect to each of Aetna Capital Trust I, II, III and IV's Preferred Securities, incorporated herein by reference to Exhibit 4.13 to the Company's and Aetna Services, Inc.'s Amendment No. 1 to its Registration Statement on Form S-3 (File Nos. 333-52321; 333-52321-01; 333-52321-02;
           333-52321-03; 333-52321-04; 333-52321-05) filed on June 19, 1998.

4.21 Indenture, dated as of August 5, 1999, by and among the Company, Aetna Services, Inc. and State Street Bank and Trust Company of Connecticut, National Association, incorporated herein by reference to Exhibit 4.03 to the Company's Form 8-K filed on August 9, 1999.

4.22 Certificate dated August 6, 1999 representing Stock Appreciation Rights to purchase shares of Common Stock of the Company, incorporated herein by reference to Exhibit 4.01 to the Company's Form 8-K filed on August 9, 1999.

(10)  Material contracts.

10.1 Stock Purchase Agreement, dated as of November 28, 1995, between The Travelers Insurance Group Inc. and Aetna Services, Inc. relating to the purchase and sale of 100% of the Common Stock of The Aetna Casualty and Surety Company and The Standard Fire Insurance Company, incorporated herein by reference to Exhibit 10.1 to Aetna Services, Inc.'s Form 10-K filed on February 26, 1996.

10.2 Letter Agreement, dated as of January 31, 1996, between Aetna Services, Inc. and The Travelers Insurance Group Inc., incorporated herein by reference to Exhibit 10.5 to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

10.3 Amendment, dated as of April 2, 1996, to Stock Purchase Agreement, dated as of November 28, 1995, between Aetna Services, Inc. and The Travelers Insurance Group Inc., incorporated herein by reference to
           Exhibit 10.6 to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

10.4 Agreement and Plan of Merger, dated as of March 30, 1996, among Aetna Services, Inc., U.S. Healthcare, Inc., the Company, Antelope Sub, Inc. and New Merger Corporation, incorporated herein by reference to
           Exhibit 10.1 to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

10.5 Amendment No. 1, dated as of May 30, 1996, to the Agreement and Plan of Merger, dated as of March 30, 1996, among Aetna Services, Inc., U.S. Healthcare, Inc., the Company, Antelope Sub, Inc. and New Merger Corporation, incorporated herein by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

10.6 Registration Rights Agreement, dated as of August 6, 1999, by and between the Company and The Prudential Insurance Company of America, incorporated herein by reference to Exhibit 4.02 to the Company's Form 8-K filed on August 9, 1999.

10.7 Share Exchange and Registration Rights Agreement dated as of December 16, 1999, between the Company and Citibank, N.A.

10.8 $2,500,000 Credit Agreement dated as of June 28, 1996, among Aetna Services, Inc., as Borrower, the Company, as Guarantor, the Banks listed therein, and Morgan Guaranty Trust Company of New York, as Administrative Agent, incorporated herein by reference to Exhibit 1 to Aetna Services, Inc.'s Form 8-K filed on July 16, 1996.

10.9 Notification from Aetna Services, Inc. dated October 22, 1996 electing to reduce Credit Facility to $1.5 billion, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-K filed on February 28, 1997.

10.10 Assignment dated June 29, 1998 of Credit Agreement dated as of June 28, 1996, incorporated herein by reference to Exhibit 10 to the Company's Form 10-Q filed on August 5, 1998.

10.11 $500,000,000 Credit Agreement dated as of April 1, 1999, among Aetna Services, Inc., as Borrower, the Company, as Guarantor, the Banks listed therein, Morgan Guaranty Trust Company of New York, as Administrative Agent, J.P. Morgan Securities Inc., as Arranger, Deutsche Bank AG, New York Branch, as Co-Administrative Agent, The Chase Manhattan Bank, as Senior Managing Agent, and Citibank, N.A., as Syndication Agent, incorporated herein by reference to Exhibit
           10.3 to the Company's Form 10-Q filed on April 28, 1999.

10.12 Amended and Restated Agreement, dated as of May 30, 1996, between the Company and Leonard Abramson, incorporated herein by reference to
           Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

10.13 Amendment dated as of April 9, 1997, to the Amended and Restated Agreement, dated as of May 30, 1996, between the Company and Leonard Abramson, incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on May 6, 1997.

10.14 Amendment, dated as of September 4, 1997, to the Amended and Restated Agreement, dated as of May 30, 1996, between the Company and Leonard Abramson, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on November 4, 1997.

10.15 Registration Rights Agreement, dated as of March 30, 1996, between the Company and Leonard Abramson, incorporated herein by reference to
           Exhibit 10.3 to Aetna Services, Inc.'s Form 10-Q filed on April 26, 1996.

10.16 Amendment No. 1, dated as of May 30, 1996, to the Registration Rights Agreement, dated as of March 30, 1996, between the Company and Leonard Abramson, incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.

10.17 Split Dollar Insurance Agreement, dated as of February 1, 1990, among Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement, dated as of February 1, 1990, among Madlyn K. Abramson, Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson and David B. Soll, and U.S. Healthcare, Inc.

10.18 Split Dollar Insurance Agreement, dated as of January 21, 1991, among Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc., and the related Collateral Assignment Agreement, dated as of January 21, 1991, among Marcy A. Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson, David B. Soll, Jerome Goodman and Edward M. Glickman, and U.S. Healthcare, Inc.

10.19 Amended and Restated U.S. Healthcare, Inc. Savings Plan, incorporated herein by reference to Exhibit 10.18 to U.S. Healthcare, Inc.'s Form 10-K filed on March 30, 1995.**

10.20 The Aetna Inc. 1996 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.**

10.21 The Aetna Inc. Annual Incentive Plan, incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.**

10.22 The Aetna Services, Inc. Supplemental Incentive Savings Plan Amended and Restated as of January 1, 1999, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed on July 29, 1999.**

10.23 The Aetna Services, Inc. Supplemental Pension Benefit Plan Amended and Restated as of January 1, 1999, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on July 29, 1999.**

10.24 The Aetna Inc. Non-Employee Director Deferred Stock and Deferred Compensation Plan, as amended, incorporated herein by reference to
           Exhibit 10.1 to the Company's Form 10-K filed on February 28, 1997.**

10.25 The Aetna Inc. 1998 Stock Incentive Plan, incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-68881) filed on December 14, 1998.**

10.26 1999 Director Charitable Award Program, incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed on April 28, 1999.**

10.27 Employment Agreement, dated as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Exhibit 10.5 to Aetna Services, Inc.'s Form 10-K filed on February 26, 1996.**

10.28 Amendment dated as of July 22, 1996, to Employment Agreement, dated as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Exhibit 10.7 to the Company's Form 10-Q filed on May 6, 1997.**

10.29 Amendment, dated as of September 8, 1997, to Employment Agreement, dated as of December 19, 1995, between Aetna Services, Inc. and Daniel P. Kearney, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed on November 4, 1997.**

10.30 Letter Agreement, dated January 19, 1995, between Aetna Services, Inc. and Richard L. Huber, incorporated herein by reference to
           Exhibit 10.2 to Aetna Services, Inc.'s Form 10-K filed on February 26, 1996.**

10.31 Amendment No. 1, dated March 1, 1996, to Letter Agreement, dated January 19, 1995, between Aetna Services, Inc. and Richard L. Huber, incorporated herein by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 (Registration No. 333-5791) filed on June 12, 1996.**

10.32 Amendment, dated July 22, 1996, to Letter Agreement, dated as of January 19, 1995, between the Company and Richard L. Huber, incorporated herein by reference to Exhibit 10.5 to the Company's Form 10-Q filed on May 6, 1997.**

10.33 Employment Agreement, dated as of March 30, 1996, between U.S. Healthcare, Inc. and Michael Cardillo, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed on October 25, 1996.**

10.34 Letter Agreement, dated as of June 6, 1995, between Aetna Services, Inc. and Frederick C. Copeland, Jr.**

10.35 Amendment, dated July 22, 1996, to Letter Agreement, dated as of June 6, 1995, between the Company and Frederick C. Copeland, Jr.**

10.36 Letter Agreement, dated as of September 26, 1997, between the Company and Frederick C. Copeland, Jr., incorporated herein by reference to
           Exhibit 10.3 to the Company's Form 10-Q filed on July 29, 1999.**

10.37 Letter Agreement, dated as of May 4, 1999, between the Company and Frederick C. Copeland, Jr., incorporated herein by reference to
           Exhibit 10.5 to the Company's Form 10-Q filed on July 29, 1999.**

10.38 Letter Agreement, dated December 3, 1999, between the Company and Frederick C. Copeland, Jr.**

10.39 Letter Agreement, dated as of April 6, 1999, between the Company and Thomas J. McInerney, incorporated herein by reference to Exhibit 10.4 to the Company's Form 10-Q filed on July 29, 1999.**

10.40 Letter Agreement, dated as of June 11, 1998, between the Company and Alan J. Weber, incorporated herein by reference to Exhibit 10.2 to the Company's Form 10-Q filed on April 28, 1999.**

10.41 Description of certain arrangements not embodied in formal documents, as described under the headings "Director Compensation in 1999" and "Executive Compensation", are incorporated herein by reference to the Company's 2000 Proxy Statement.

* Exhibits other than those listed are omitted because they are not required to be listed or are not applicable. Copies of exhibits (including certain investments defining the rights of holders of long-term debt of the Company and certain of its subsidiaries that are not required to be listed) will be furnished without charge upon written request to the Office of the Corporate Secretary, Aetna Inc., 151 Farmington Avenue, Hartford, Connecticut 06156.

**    Management contract or compensatory plan or arrangement.

(11) Statement re: computation of per share earnings.

Incorporated herein by reference to Note 2 of Notes to Consolidated Financial Statements in the Annual Report.

(12) Statement re: computation of ratios.

Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and Aetna Services for the years ended December 31, 1999, 1998 and 1997.

Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and Aetna Services for the years ended December 31, 1999, 1998 and 1997.

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

Consent of Independent Auditors to Incorporation by Reference in the Registration Statements on Form S-3 and Form S-8.

(24.1) Power of attorney.

(24.2) Power of attorney.

(27)   Financial data schedule.

(b)    Reports on Form 8-K

None.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                                   AETNA INC.

                                                                                                         Page
                                                                                                         ----

Independent Auditors' Report                                                                              38

I          Summary of Investments - Other than Investments in Affiliates as of December 31, 1999.         39

II         Condensed Financial Information of the Registrant:
                  Balance sheet of Aetna Inc. as of December 31, 1999 and 1998 and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and
                  1997.                                                                                   40

III        Supplementary Insurance Information as of and for the years ended December 31,
                  1999, 1998 and 1997.                                                                    46

V          Valuation and Qualifying Accounts and Reserves for the years ended December 31,
                  1999, 1998 and 1997.                                                                    49

Certain of the required information is shown in the Consolidated Financial Statements or Notes thereto in the Annual Report. Certain information has been omitted from the schedules filed because the information is not applicable.

Certain reclassifications have been made to the 1998 and 1997 financial information to conform to the 1999 presentation.

                          INDEPENDENT AUDITORS' REPORT


The Shareholders and Board of Directors
Aetna Inc.:


Under date of February 7, 2000, we reported on the consolidated balance sheets of Aetna Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                  /s/ KPMG LLP



Hartford, Connecticut
February 7, 2000

                          AETNA INC. AND SUBSIDIARIES
                                   SCHEDULE I
         Summary of Investments - Other than Investments in Affiliates
                            As of December 31, 1999

                                                                                                                    Amount
                                                                                                                  at which
                                                                                                              shown in the
(Millions)                                                                    Cost           Value*          balance sheet
--------------------------------------------------------------------------------------------------------------------------
Debt securities:
  Bonds:
         U. S. government and government agencies and authorities     $    2,357.6      $    2,315.9          $    2,315.9
         States, municipalities and political subdivisions                   778.3             769.0                 769.0
     U.S. corporate securities:
         Utilities                                                         2,317.1           2,259.9               2,259.9
         Financial                                                         4,206.1           4,061.9               4,061.9
         Transportation/capital goods                                      2,102.9           2,055.1               2,055.1
         Health care/consumer products                                     2,999.2           2,876.4               2,876.4
         Natural resources                                                   426.6             412.3                 412.3
         Other corporate securities                                          917.6             864.6                 864.6
--------------------------------------------------------------------------------------------------------------------------
               Total U.S. corporate securities                            12,969.5          12,530.2              12,530.2
--------------------------------------------------------------------------------------------------------------------------
      Foreign:
         Government, including political subdivisions                      2,190.3           2,210.2               2,210.2
         Utilities                                                           237.3             231.7                 231.7
         Other                                                             2,434.4           2,397.7               2,397.7
--------------------------------------------------------------------------------------------------------------------------
               Total foreign securities                                    4,862.0           4,839.6               4,839.6
--------------------------------------------------------------------------------------------------------------------------
     Residential mortgage-backed securities:
         Pass-throughs                                                     1,891.1           1,825.3               1,825.3
         Collateralized mortgage obligations                               2,793.0           2,782.6               2,782.6
--------------------------------------------------------------------------------------------------------------------------
               Total residential mortgage-backed securities                4,684.1           4,607.9               4,607.9
--------------------------------------------------------------------------------------------------------------------------
     Commercial/Multifamily mortgage-backed securities                     2,621.3           2,482.5               2,482.5
     Other asset-backed securities                                           996.9             985.8                 985.8
--------------------------------------------------------------------------------------------------------------------------
               Total bonds                                                29,269.7          28,530.9              28,530.9
     Redeemable preferred stocks                                             139.7             130.7                 130.7
--------------------------------------------------------------------------------------------------------------------------
               Total debt securities                                  $   29,409.4      $   28,661.6          $   28,661.6
==========================================================================================================================
Equity securities:
     Common stocks:
     Public utilities                                                 $       12.3      $       13.1          $       13.1
     Banks, trust and insurance companies                                     77.6              81.0                  81.0
     Industrial, miscellaneous and all other                                 465.8             525.4                 525.4
--------------------------------------------------------------------------------------------------------------------------
               Total common stocks                                           555.7             619.5                 619.5
     Nonredeemable preferred stocks                                          176.9             171.6                 171.6
--------------------------------------------------------------------------------------------------------------------------
               Total equity securities                                $      732.6      $      791.1          $      791.1
==========================================================================================================================
Short-term investments                                                       788.2                                   788.2
Mortgage loans                                                             3,238.2                                 3,238.2
Real estate                                                                  361.8                                   361.8
Policy loans                                                                 541.5                                   541.5
Other                                                                        935.0(1)                              1,394.8(2)
--------------------------------------------------------------------------------------------------------------------------
               Total investments                                      $   36,006.7                            $   35,777.2
==========================================================================================================================

* Refer to Notes 1 and 4 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report.


(1) Excludes investments in affiliates of $459.8 million.
(2) Includes investments in affiliates of $459.8 million.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

                              Statements of Income

                                                                                          For the years ended December 31,

(Millions)                                                                           1999              1998              1997
-----------------------------------------------------------------------------------------------------------------------------
Net investment income                                                             $   2.2           $   2.0          $     .5
-----------------------------------------------------------------------------------------------------------------------------
               Total revenue                                                          2.2               2.0                .5
Operating expenses                                                                      -                 -                 -
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in earnings of affiliates                       2.2               2.0                .5
Income taxes                                                                          1.7                .6                .1
Equity in earnings of affiliates                                                    716.4             846.7             900.7
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                        $ 716.9           $ 848.1          $  901.1
=============================================================================================================================

See Notes to Condensed Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

                                 Balance Sheets

                                                                                                       As of December 31,

(Millions, except share data)                                                                1999                   1998
-------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
  Short-term investments                                                                  $      4.0           $      3.1
  Investments in affiliates                                                                 10,674.3             11,400.7
-------------------------------------------------------------------------------------------------------------------------
Total investments                                                                           10,678.3             11,403.8
 Cash and cash equivalents                                                                      11.7                 15.8
 Due from affiliates                                                                             3.4                  2.2
 Affiliate dividends receivable                                                                 70.0                 50.0
 Deferred income taxes                                                                           1.6                  1.5
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $ 10,765.0           $ 11,473.3
=========================================================================================================================

Liabilities:
 Dividends payable to shareholders                                                        $     28.5           $     35.2
 Other liabilities                                                                              23.5                 29.0
 Current income taxes                                                                           22.6                 20.2
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                               74.6                 84.4
-------------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:
 Class C Voting Mandatorily Convertible Preferred Stock
      ($.01 par value; 15,000,000 shares authorized;
      11,614,816 in 1998 issued and outstanding)                                                 -                  862.1
 Common stock ($.01 par value; 500,000,000 shares authorized,
      142,680,694 in 1999 and 141,272,628 in 1998 issued and
      outstanding)                                                                           3,719.3              3,292.4
 Accumulated other comprehensive income (loss)                                                (655.6)               177.8
 Retained earnings                                                                           7,626.7              7,056.6
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                  10,690.4             11,388.9
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                $ 10,765.0           $ 11,473.3
=========================================================================================================================


See Notes to Condensed Financial Statements.

                          AETNA INC. AND SUBSIDIARIES
                                  SCHEDULE II
                        Condensed Financial Information
                                   AETNA INC.
                       Statements of Shareholders' Equity


                                                                                  Three years ended December 31, 1999
                                                                     ---------------------------------------------------------
                                                                                                            Accumulated Other
                                                                                                   Comprehensive Income(Loss)
                                                                                                  ---------------------------
                                                                                                   Unrealized         Foreign
                                                                                    Retained     Gains(Losses)       Currency
(Millions, except share data)                                         Total         Earnings     on Securities   Gains(Losses)
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                  $   10,889.7      $   5,651.5     $       440.7        $(100.7)
==============================================================================================================================
Comprehensive income:
     Net income                                                       901.1            901.1
     Other comprehensive loss, net of tax:
         Unrealized gains on securities ($66.5 pretax)        (1)      43.2                               43.2
         Foreign currency (($117.1) pretax)                           (76.1)                                            (76.1)
                                                                  ----------
     Other comprehensive loss                                         (32.9)
                                                                  ----------
               Total comprehensive income                             868.2
                                                                  ==========
Common stock issued for benefit
     plans (1,883,945 shares)                                         134.7
Repurchase of common shares (6,173,3,900 shares)                     (523.1)
Common stock dividends                                               (118.6)          (118.6)
Preferred stock dividends                                             (55.5)           (55.5)
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1997                                  $   11,195.4      $   6,378.5     $       483.9         (176.8)
==============================================================================================================================
Comprehensive income:
     Net income                                                       848.1            848.1
     Other comprehensive loss, net of tax:
         Unrealized losses on securities (($156.0) pretax)   (1)     (101.4)                            (101.4)
         Foreign currency (($43.3) pretax)                            (27.9)                                            (27.9)
                                                                  ----------
     Other comprehensive loss                                        (129.3)
                                                                  ----------
               Total comprehensive income                             718.8
                                                                  ==========
Common stock issued for benefit
     plans (576,387 shares)                                            39.6
Repurchase of common shares (5,131,700 shares)                       (394.9)
Conversion of preferred securities (40,390 preferred
  shares converted to 33,097 shares)
Common stock dividends                                               (114.7)          (114.7)
Preferred stock dividends                                             (55.3)           (55.3)
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                                  $   11,388.9      $   7,056.6     $       382.5        $(204.7)
==============================================================================================================================
Comprehensive loss:
     Net income                                                       716.9            716.9
     Other comprehensive loss, net of tax:
         Unrealized losses on securities (($904.9) pretax)   (1)     (588.2)                            (588.2)
         Foreign currency (($377.2) pretax)                          (245.2)                                           (245.2)
                                                                  ----------
     Other comprehensive loss                                        (833.4)
                                                                  ----------
               Total comprehensive loss                              (116.5)
                                                                  ==========
Common stock issued for benefit
     plans (588,580 shares)                                            44.8
Issuance of stock appreciation rights                                  32.5
Repurchase of common shares (8,700,00 shares)                        (512.5)
Conversion of preferred securities (11,614,816
   preferred shares converted to 9,519,486 shares)
Common stock dividends                                               (116.3)          (116.3)
Preferred stock dividends                                             (30.5)           (30.5)
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                  $   10,690.4      $   7,626.7     $      (205.7)       $(449.9)
==============================================================================================================================




                                                              Three years ended December 31, 1999
                                                              -----------------------------------
                                                                        Class C
                                                                         Voting
                                                                    Mandatorily
                                                                    Convertible
                                                                      Preferred            Common
(Millions, except share data)                                             Stock             Stock
---------------------------------------------------------------------------------------------------
Balances at December 31, 1996                                        $    865.4      $    4,032.8
===================================================================================================
Comprehensive income:
     Net income
     Other comprehensive loss, net of tax:
         Unrealized gains on securities ($66.5 pretax)
         Foreign currency (($117.1) pretax)

     Other comprehensive loss

               Total comprehensive income

Common stock issued for benefit
     plans (1,883,945 shares)                                                               134.7
Repurchase of common shares (6,173,900 shares)                                             (523.1)
Common stock dividends
Preferred stock dividends
---------------------------------------------------------------------------------------------------
Balances at December 31, 1997                                       $     865.4      $    3,644.4
===================================================================================================
Comprehensive income:
     Net income
     Other comprehensive loss, net of tax:
         Unrealized losses on securities (($156.0) pretax)
         Foreign currency (($43.3) pretax)

     Other comprehensive loss

               Total comprehensive income

Common stock issued for benefit
     plans (576,387 shares)                                                                  39.6
Repurchase of common shares (5,131,700 shares)                                             (394.9)
Conversion of preferred securities (40,390 preferred                      (3.3)               3.3
  shares converted to 33,097 shares)
Common stock dividends
Preferred stock dividends
---------------------------------------------------------------------------------------------------
Balances at December 31, 1998                                        $    862.1      $    3,292.4
===================================================================================================
Comprehensive loss:
     Net income
     Other comprehensive loss, net of tax:
         Unrealized losses on securities (($904.9) pretax)
         Foreign currency (($377.2) pretax)

     Other comprehensive loss

               Total comprehensive loss

Common stock issued for benefit
     plans (588,580 shares)                                                                  44.8
Issuance of stock appreciation rights                                                        32.5
Repurchase of common shares (8,700,00 shares)                                              (512.5)
Conversion of preferred securities (11,614,816                           (862.1)            862.1
   preferred shares converted to 9,519,486 shares)
Common stock dividends
Preferred stock dividends
---------------------------------------------------------------------------------------------------
Balances at December 31, 1999                                        $        -      $    3,719.3
===================================================================================================


(1)  Net of reclassification adjustments.
See Notes to the Condensed Financial Statements.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

                            Statements of Cash Flows


                                                                                           For the years ended December 31,
                                                                                --------------------------------------------------

(Millions)                                                                              1999             1998                1997
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
    Net income                                                                    $    716.9       $    848.1         $     901.1
    Adjustments to reconcile net income to net cash (used for) provided by operating activities:
             Equity in earnings of affiliates                                         (716.4)          (846.7)             (900.7)
             Other, net                                                                 (4.1)             2.4                (8.4)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) operating activities                                    (3.6)             3.8                (8.0)
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Proceeds from sales of short-term investments                                      540.4            431.6               619.4
    Cost of investments in short-term investments                                     (541.3)          (431.5)             (613.8)
    Capital contributions to affiliates                                                (12.8)               -              (160.0)
    Dividends received from affiliates                                                 634.7            520.0               746.2
    Other, net                                                                           (.3)            (4.0)              (25.3)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                              620.7            516.1               566.5
---------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Common stock issued under benefit plans                                             44.8             39.6               134.7
    Common shares repurchased                                                         (512.5)          (394.9)             (523.1)
    Dividends paid to shareholders                                                    (153.5)          (170.9)             (174.9)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                (621.2)          (526.2)             (563.3)
---------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                                               (4.1)            (6.3)               (4.8)
Cash and cash equivalents, beginning of year                                            15.8             22.1                26.9
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                            $     11.7       $     15.8         $      22.1
=================================================================================================================================
Supplemental disclosure of cash flow information:
    Interest paid                                                                 $        -       $        -         $         -
    Income taxes paid (received), net                                             $     (9.8)      $     (1.1)        $       1.0
=================================================================================================================================

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

2.  Guarantee of Debt Securities

Aetna Inc. had fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services, including the $348 million 9.5% Subordinated Debentures due 2024 (the "Subordinated Debentures") issued to Aetna Capital L.L.C. ("ACLLC"), a wholly owned subsidiary of Aetna Services. These Subordinated Debentures represented substantially all of the assets of ACLLC until they were redeemed in December 1999.

ACLLC issued $275 million of 9.5% Cumulative Monthly Income Preferred Securities, Series A. These securities were redeemed on December 10, 1999. Refer to Note 14 of Notes to Consolidated Financial Statements in the Annual Report for a description of outstanding debt.

3.  Dividends

Cash dividends paid to Aetna Inc. by Aetna Services were $.5 billion in 1999 and 1998, and $.4 billion in 1997. Cash dividends paid to Aetna Inc. by Aetna U.S. Healthcare were $.1 billion in 1999 and $.3 billion in 1997. No dividends were paid by Aetna U.S. Healthcare in 1998. Also, in 1997 Aetna U.S. Healthcare made a non-cash dividend of $.3 billion to Aetna Inc. Refer to Note 15 of Notes to Consolidated Financial Statements in the Annual Report for a description of dividend restrictions.

4.  New Accounting Standards

Refer to Note 1 of Notes to Consolidated Financial Statements in the Annual Report for a description of new accounting standards.

5.  Discontinued Products

Refer to Note 8 of Notes to Consolidated Financial Statements in the Annual Report for a description of discontinued products.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE II

                        Condensed Financial Information

                                   AETNA INC.

              Notes to Condensed Financial Statements (Continued)



6.  Other Acquisitions and Dispositions

Refer to Note 3 of Notes to Consolidated Financial Statements in the Annual Report for a description of other acquisitions and dispositions.


7.  Income Taxes

Refer to Note 9 of Notes to Consolidated Financial Statements in the Annual Report for a description of income taxes.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                      Supplementary Insurance Information

                 As of and for the year ended December 31, 1999

                                 Deferred                                 Unpaid                    Policyholders'
                                   policy                Future           claims                        funds left
                              acquisition                policy       and claims       Unearned           with the        Premium
Segment                             costs              benefits         expenses       premiums            Company        revenue
---------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare            $    3.7             $ 1,170.9         $4,820.0         $458.5          $   678.6      $18,522.6
Aetna Financial Services          1,046.4               4,201.8             29.9              -           11,292.2          107.5
Aetna International               1,009.7               3,981.5            124.8           48.6               33.6        2,152.3
Large Case Pensions                     -               8,245.1              1.8              -            3,477.0          118.9
---------------------------------------------------------------------------------------------------------------------------------
   Total                         $2,059.8             $17,599.3         $4,976.5         $507.1          $15,481.4      $20,901.3
=================================================================================================================================

                                                                                   Amortization
                                                                                    of deferred
                                                   Other income          Current         policy              Other
                           Net investment   (including realized       and future    acquisition          operating       Premiums
Segment                        income (1)        capital gains)     benefits (2)          costs       expenses (3)    written (4)
---------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare            $  612.8              $1,752.6        $15,890.7         $   .5           $4,194.4      $17,627.5
Aetna Financial Services            904.7                 518.2            746.5          104.9              389.4              -
Aetna International                 456.5                 199.0          1,850.2           99.1              603.7          803.6
Large Case Pensions                 982.5                  70.4            904.1              -               31.3              -
Corporate                             9.4                  45.3                -              -              413.7              -
---------------------------------------------------------------------------------------------------------------------------------
   Total                         $2,965.9              $2,585.5        $19,391.5         $204.5           $5,632.5      $18,431.1
=================================================================================================================================

(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2) Includes reductions of the loss on discontinued products.

(3) Includes operating expenses, salaries and related benefits, interest expense, amortization of goodwill and other acquired intangible assets and severance and facilities charges (reserve reductions).

(4) Excludes life insurance business pursuant to Regulation S-X.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                      Supplementary Insurance Information

                 As of and for the year ended December 31, 1998

                                 Deferred                                Unpaid                    Policyholders'
                                   policy                Future          claims                        funds left
                              acquisition                policy      and claims        Unearned          with the         Premium
Segment                             costs              benefits        expenses        premiums           Company         revenue
---------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare            $    3.6             $ 1,165.8        $3,807.1          $306.3         $   608.5       $13,006.2
Aetna Financial Services            893.1               4,178.0            14.4               -          11,473.9           131.9
Aetna International                 871.9               4,429.3           131.0           122.6             343.7         1,578.5
Large Case Pensions                     -               8,768.0             1.4               -           5,206.4           122.7
---------------------------------------------------------------------------------------------------------------------------------
   Total                         $1,768.6             $18,541.1        $3,953.9          $428.9         $17,632.5       $14,839.3
=================================================================================================================================


                                                                                   Amortization
                                                                                    of deferred
                                                   Other income         Current          policy             Other
                           Net investment   (including realized      and future     acquisition         operating        Premiums
Segment                        income (1)        capital gains)    benefits (2)           costs      expenses (3)     written (4)
---------------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare            $  537.2              $1,576.0       $11,186.5         $    .6          $3,133.3       $12,058.7
Aetna Financial Services          1,054.1                 701.4           918.2           128.3             408.6               -
Aetna International                 459.8                 109.3         1,336.6            86.4             532.7           594.7
Large Case Pensions               1,152.5                  88.7         1,054.4               -              37.1               -
Corporate                            16.9                 106.6               -               -             410.8               -
---------------------------------------------------------------------------------------------------------------------------------
   Total                         $3,220.5              $2,582.0       $14,495.7          $215.3          $4,522.5       $12,653.4
=================================================================================================================================

(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2) Includes reductions of the loss on discontinued products.

(3) Includes operating expenses, salaries and benefits, interest expense, amortization of goodwill and other acquired intangible assets and severance and facilities charges (reserve reductions).

(4) Excludes life insurance business pursuant to Regulation S-X.

                          AETNA INC. AND SUBSIDIARIES

                                  SCHEDULE III

                      Supplementary Insurance Information

                 As of and for the year ended December 31, 1997

                                 Deferred                                Unpaid                  Policyholders'
                                   policy                Future          claims                      funds left
                              acquisition                policy      and claims       Unearned         with the       Premium
Segment                             costs              benefits        expenses       premiums          Company       revenue
-----------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare            $   19.5             $ 1,166.5        $3,163.5         $254.2        $   556.9     $10,844.6
Aetna Financial Services          1,645.3               4,111.9            40.4              -         11,339.5         158.5
Aetna International                 702.5               3,430.7            89.0          105.0            384.1       1,434.1
Large Case Pensions                     -               9,128.0             1.5              -          6,480.7         155.0
-----------------------------------------------------------------------------------------------------------------------------
   Total                         $2,367.3             $17,837.1        $3,294.4         $359.2        $18,761.2     $12,592.2
=============================================================================================================================


                                                                                  Amortization
                                                                                   of deferred
                                                   Other income         Current         policy            Other
                           Net investment   (including realized      and future    acquisition        operating      Premiums
Segment                        income (1)        capital gains)    benefits (2)          costs     expenses (3)   written (4)
-----------------------------------------------------------------------------------------------------------------------------
(Millions)
Aetna U.S. Healthcare            $  451.2              $1,605.6       $ 9,239.2         $ 20.3         $2,797.1     $10,001.9
Aetna Financial Services          1,129.9                 614.1         1,034.1          110.6            385.6             -
Aetna International                 384.4                 157.0         1,206.3           86.6            486.1         465.0
Large Case Pensions               1,408.7                  71.3         1,199.9              -             47.3             -
Corporate                            18.5                 119.8               -              -            428.4             -
-----------------------------------------------------------------------------------------------------------------------------
   Total                         $3,392.7              $2,567.8       $12,679.5         $217.5         $4,144.5     $10,466.9
=============================================================================================================================



(1) The allocation of net investment income is based upon the investment year method or specific identification of certain portfolios within specific segments.

(2) Includes reductions of the loss on discontinued products.

(3) Includes operating expenses, salaries and benefits, interest expense, amortization of goodwill and other acquired intangible assets and severance and facilities charges (reserve reductions).

(4) Excludes life insurance business pursuant to Regulation S-X.

                          AETNA INC. AND SUBSIDIARIES

                                   SCHEDULE V

                 Valuation and Qualifying Accounts and Reserves


For the years ended December 31,
(Millions)



                                                                                  Additions
                                                                    -------------------------------------
                                                                                                  Charged
                       Balance at                       Balance at              Charged     (credited) to                    Balance
                        beginning                     beginning of  (credited) to costs   other accounts-    Deductions-   at end of
                        of period  Adjustments  period as adjusted     and expenses (1)      describe (2)   describe (3)      period
------------------------------------------------------------------------------------------------------------------------------------
1999
Asset valuation
Reserves:
    Mortgage loans         $ 66.9     $      -              $ 66.9                $ 4.6            $ (1.5)        $(20.7)    $  49.3
    Real Estate              91.1            -                91.1                  2.0                .1              -        93.2
    Other                     2.8            -                 2.8                    -                 -              -         2.8
------------------------------------------------------------------------------------------------------------------------------------
                           $160.8     $      -              $160.8                $ 6.6            $ (1.4)        $(20.7)    $ 145.3
====================================================================================================================================
1998
Asset valuation
Reserves:
    Mortgage loans         $114.5     $      -              $114.5                $(8.0)           $(34.3)        $ (5.3)    $  66.9
    Real Estate             101.3            -               101.3                  5.5               2.8          (18.5)       91.1
    Other                     2.8            -                 2.8                    -                 -              -         2.8
------------------------------------------------------------------------------------------------------------------------------------
                           $218.6     $      -              $218.6                $(2.5)           $(31.5)        $(23.8)    $ 160.8
====================================================================================================================================
1997
Asset valuation
Reserves:
    Mortgage loans         $247.0     $      -              $247.0               $(10.6)           $(45.0)       $ (76.9)    $ 114.5
    Real Estate             142.1            -               142.1                  6.1              14.8          (61.7)      101.3
    Other                     2.8            -                 2.8                    -                 -             -          2.8
------------------------------------------------------------------------------------------------------------------------------------
                           $391.9     $      -              $391.9               $ (4.5)           $(30.2)       $(138.6)    $ 218.6
====================================================================================================================================

(1) Charged (credited) to net realized capital (gains) losses in the Consolidated Statements of Income.

(2) Reflects additions to (reductions of) reserves related to assets supporting experience-rated contracts and discontinued products for which a corresponding reduction was included in Policyholders' Funds Left with the Company in the Consolidated Balance Sheets and the reserve for future losses, respectively.

(3) Reduction in reserves is primarily a result of related asset write-downs (including foreclosures of real estate) and sales.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 29, 2000                 AETNA INC.

                                         By         /s/ Alan M. Bennett
                                                    ---------------------------
                                                    Alan M. Bennett
                                                    Vice President and
                                                    Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2000.

*                                                                  *
--------------------------------------------------------           -----------------------------------------------------------
William H. Donaldson                                               Gerald Greenwald, Director
Chairman, President, Chief Executive Officer
and Director                                                       *
(Principal Executive Officer)                                      -----------------------------------------------------------
                                                                   Ellen M. Hancock, Director

                                                                   *
*                                                                  -----------------------------------------------------------
--------------------------------------------------------           Michael H. Jordan, Director
Leonard Abramson, Director
                                                                   *
*                                                                  -----------------------------------------------------------
--------------------------------------------------------           Jack D. Kuehler, Director
Betsy Z. Cohen, Director
                                                                   *
*                                                                  -----------------------------------------------------------
--------------------------------------------------------           Frank R. O'Keefe, Jr., Director
Barbara Hackman Franklin, Director
                                                                   *
*                                                                  -----------------------------------------------------------
--------------------------------------------------------           Judith Rodin, Director
Jeffrey E. Garten, Director
                                                                   *
*                                                                  -----------------------------------------------------------
--------------------------------------------------------           Alan J. Weber
Jerome S. Goodman, Director                                        Vice Chairman for Strategy and Finance
                                                                   (Principal Financial Officer)
*
--------------------------------------------------------
Earl G. Graves, Sr., Director



/s/ Alan M. Bennett
--------------------------------------------------------
Alan M. Bennett, Vice President
and Corporate Controller


*By    /s/ Alan M. Bennett
       -------------------------------------------------
       (Attorney-in-Fact)

                               INDEX TO EXHIBITS

Exhibit                                                                                        Filing
Number         Description of Exhibit                                                          Method
------         ----------------------                                                          ------
    10.7       Share Exchange and Registration Rights Agreement dated as                       Electronic
               of December 16, 1999, between the Company and Citibank,
               N.A.

    10.17      Split Dollar Insurance Agreement, dated as of February 1,                       Electronic
               1990, among Madlyn K. Abramson, Marcy A. Shoemaker
               (formerly Marcy Abramson), Nancy Wolfson, Judith Abramson
               and David B. Soll, and U.S. Healthcare, Inc., and the
               related Collateral Assignment Agreement, dated as of
               February 1, 1990, among Madlyn K. Abramson, Marcy A.
               Shoemaker (formerly Marcy Abramson), Nancy Wolfson, Judith
               Abramson and David B. Soll, and U.S. Healthcare, Inc.

    10.18      Split Dollar Insurance Agreement, dated as of January 21,                       Electronic
               1991, among Marcy A. Shoemaker (formerly Marcy Abramson),
               Nancy Wolfson, Judith Abramson, David B. Soll, Jerome
               Goodman and Edward M. Glickman, and U.S. Healthcare, Inc.,
               and the related Collateral Assignment Agreement, dated as
               of January 21, 1991, among Marcy A. Shoemaker (formerly
               Marcy Abramson), Nancy Wolfson, Judith Abramson, David B.
               Soll, Jerome Goodman and Edward M. Glickman, and U.S.
               Healthcare, Inc.

    10.34      Letter Agreement, dated as of June 6, 1995, between Aetna                       Electronic
               Services, Inc. and Frederick C. Copeland, Jr.

    10.35      Amendment, dated July 22, 1996, to Letter Agreement, dated as of                Electronic
               June 6, 1995, between the Company and Frederick C. Copeland, Jr.

    10.38      Letter Agreement, dated as of December 3, 1999, between                         Electronic
               the Company and Frederick C. Copeland, Jr.

     12        Statement re: computation of ratios.                                            Electronic

               Statement re: computation of ratio of earnings to fixed charges for the Company for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 and Aetna Services for the years ended
               December 31, 1999, 1998, 1997 and 1996.

               Statement re: computation of ratio of earnings to combined fixed charges and preferred stock dividends for the Company for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 and
               Aetna Services for the years ended December 31, 1999, 1998, 1997 and 1996.

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

     21        Subsidiaries of the registrant.                                                 Electronic

               A listing of subsidiaries of Aetna Inc.

                               INDEX TO EXHIBITS
                                  (Continued)


Exhibit                                                                        Filing
Number         Description of Exhibit                                          Method
------         ----------------------                                          ------
     23        Consents of experts and counsel.                                Electronic

               Consent of Independent Auditors to Incorporation by
               Reference in the Registration Statements on Form S-3 and Form S-8.

     24.1      Power of attorney.                                              Electronic

     24.2      Power of attorney.                                              Electronic

     27        Financial data schedule for December 31, 1999.                  Electronic