Form 10-Q
period 2000-03-31
AETNA INC
filed 2000-04-27
CIK 1013761

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                   Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended MARCH 31, 2000.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          ----------------------------

                         Commission File Number 1-11913

                          ----------------------------
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
          Yes [X]                                                No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)                   140,933,296
-------------------------------------     -------------------------------------
            (Class)                       Shares Outstanding at March 31, 2000


===============================================================================

                                TABLE OF CONTENTS
                                -----------------

                                                                                      Page
                                                                                      ----
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.
              Consolidated Statements of Income                                          3
              Consolidated Balance Sheets                                                4
              Consolidated Statements of Shareholders' Equity                            5
              Consolidated Statements of Cash Flows                                      6
              Condensed Notes to Consolidated Financial Statements                       7
              Independent Auditors' Review Report                                       22

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.                            23

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk.                                                        44

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.                                                        44

Item 5.       Other Information.                                                        48

Item 6.       Exhibits and Reports on Form 8-K.                                         49

Signatures                                                                              51


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                    ---------------------------
(Millions, except per common share data)                                                2000               1999
---------------------------------------------------------------------------------------------------------------
Revenue:
  Premiums                                                                          $6,393.9           $4,381.4
  Net investment income                                                                786.7              749.4
  Fees and other income                                                                712.8              544.5
  Net realized capital gains (losses)                                                   (3.1)              17.1
---------------------------------------------------------------------------------------------------------------
Total revenue                                                                        7,890.3            5,692.4
---------------------------------------------------------------------------------------------------------------
Benefits and expenses:
  Current and future benefits                                                        5,883.0            4,141.3
  Operating expenses:
     Salaries and related benefits                                                     665.3              479.3
     Other                                                                             788.7              564.5
  Interest expense                                                                      82.7               64.6
  Amortization of goodwill and other acquired intangible assets                        116.1              107.7
  Amortization of deferred policy acquisition costs                                     58.8               50.0
---------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                          7,594.6            5,407.4
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                             295.7              285.0
Income taxes:
  Current                                                                               96.8              105.3
  Deferred                                                                              29.5               10.1
---------------------------------------------------------------------------------------------------------------
Total income taxes                                                                     126.3              115.4
---------------------------------------------------------------------------------------------------------------
Net income                                                                          $  169.4           $  169.6
===============================================================================================================
Net income applicable to common ownership                                           $  169.4           $  155.8
===============================================================================================================
Results per common share:
  Basic                                                                             $   1.20           $   1.10
  Diluted                                                                               1.19               1.09
Dividends declared                                                                       .20                .20
---------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      March 31,      December 31,
(Millions, except share data)                                                                             2000              1999
--------------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
   Debt securities available for sale, at fair value (amortized cost $31,168.9 and $29,409.4)       $ 30,644.5        $ 28,661.6
   Debt securities held to maturity, at amortized cost                                                   126.8                 -
   Equity securities, at fair value (cost $1,640.7 and $732.6)                                         1,774.2             791.1
   Short-term investments                                                                                606.1             788.2
   Mortgage loans                                                                                      3,181.2           3,238.2
   Commercial loans                                                                                    1,156.6                 -
   Real estate                                                                                           485.3             361.8
   Policy loans                                                                                          811.7             541.5
   Other                                                                                               1,724.6           1,394.8
--------------------------------------------------------------------------------------------------------------------------------
Total investments                                                                                     40,511.0          35,777.2
--------------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents                                                                           3,314.2           2,504.5
   Short-term investments under securities loan agreement                                              1,648.3           1,037.5
   Accrued investment income                                                                             551.1             466.5
   Premiums due and other receivables                                                                  2,596.2           2,751.1
   Reinsurance recoverables                                                                            3,869.9           3,881.1
   Deferred income taxes                                                                                 308.0             352.0
   Deferred policy acquisition costs                                                                   2,329.1           2,059.8
   Goodwill and other acquired intangible assets                                                       9,062.5           9,335.4
   Other assets                                                                                        2,099.7           1,341.7
   Separate Accounts assets                                                                           56,688.7          53,332.2
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                        $122,978.7        $112,839.0
================================================================================================================================
Liabilities:
Insurance liabilities:
   Future policy benefits                                                                           $ 23,779.0        $ 17,599.3
   Unpaid claims                                                                                       4,895.3           4,976.5
   Unearned premiums                                                                                     528.0             507.1
   Policyholders' funds left with the Company                                                         15,289.7          15,481.4
--------------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                                           44,492.0          38,564.3
--------------------------------------------------------------------------------------------------------------------------------
   Dividends payable to shareholders                                                                      28.2              28.5
   Short-term debt                                                                                     1,548.6           1,887.7
   Long-term debt                                                                                      2,680.9           2,677.9
   Payables under securities loan agreement                                                            1,648.3           1,037.5
   Current income taxes                                                                                  407.8             307.6
   Other liabilities                                                                                   4,372.3           4,195.5
   Minority and participating policyholders' interests                                                   153.5             117.4
   Separate Accounts liabilities                                                                      56,688.7          53,332.2
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    112,020.3         102,148.6
--------------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 4 and 11)
Shareholders' equity:
   Common stock ($.01 par value; 500,000,000 shares authorized; 140,933,296 in 2000 and
      142,680,694 in 1999 issued and outstanding)                                                      3,626.1           3,719.3
   Accumulated other comprehensive loss                                                                 (435.9)           (655.6)
   Retained earnings                                                                                   7,768.2           7,626.7
--------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                            10,958.4          10,690.4
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                          $122,978.7        $112,839.0
================================================================================================================================

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Accumulated Other
                                                                                              Comprehensive Loss
                                                             Class C Voting                ---------------------------
                                                                Mandatorily                   Unrealized
(Millions, except share data)                                   Convertible      Common   Gains (Losses)     Foreign      Retained
Three Months Ended March 31, 2000                 Total     Preferred Stock       Stock    on Securities    Currency      Earnings
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999                 $10,690.4            $   -       $3,719.3         $(206.1)     $(449.5)     $7,626.7
Comprehensive income:
  Net income                                      169.4                                                                      169.4
  Other comprehensive income, net of tax:
     Unrealized gains on securities
      ($128.9 pretax) (1)                          83.8                                            83.8
     Foreign currency ($140.5 pretax)             135.9                                                        135.9
                                              ---------
  Other comprehensive income                      219.7
                                              ---------
Total comprehensive income                        389.1
                                              =========
Common stock issued for benefit
 plans (37,602 shares)                              1.4                             1.4
Repurchase of common shares
 (1,785,000 shares)                               (94.6)                          (94.6)
Common stock dividends                            (27.9)                                                                     (27.9)
----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000                    $10,958.4            $   -       $3,626.1         $(122.3)     $(313.6)     $7,768.2
==================================================================================================================================

Three Months Ended March 31, 1999
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998                 $11,388.9            $862.1      $3,292.4         $ 382.5      $(204.7)     $7,056.6
Comprehensive loss:
  Net income                                      169.6                                                                      169.6
  Other comprehensive loss, net of tax:
     Unrealized losses on securities
      ($(186.0) pretax) (1)                      (120.9)                                         (120.9)
     Foreign currency ($(119.4) pretax)           (77.6)                                                       (77.6)
                                              ---------
  Other comprehensive loss                       (198.5)
                                              ---------
Total comprehensive loss                          (28.9)
                                              =========
Common stock issued for benefit
 plans (204,875 shares)                            15.4                            15.4
Repurchase of common shares
 (495,000 shares)                                 (40.0)                          (40.0)
Conversion of preferred securities (1,732
 preferred shares converted to 1,418
 common shares)                                       -               (.1)           .1
Common stock dividends                            (28.2)                                                                     (28.2)
Preferred stock dividends                         (13.8)                                                                     (13.8)
----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1999                    $11,293.4            $862.0      $3,267.9         $ 261.6      $(282.3)     $7,184.2
==================================================================================================================================


(1)  Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Three Months Ended March 31,
                                                                                                -----------------------------
(Millions)                                                                                           2000                1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                    $   169.4            $  169.6
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization (including investment discounts and premiums)                     146.9               108.6
    Net realized capital (gains) losses                                                               3.1               (17.1)
    Changes in assets and liabilities:
      Increase in accrued investment income                                                          (9.7)              (65.2)
      (Increase) decrease in premiums due and other receivables                                      84.5               (15.8)
      Increase in deferred policy acquisition costs                                                 (97.1)              (83.0)
      Increase (decrease) in income taxes                                                            69.9              (141.1)
      Net (increase) decrease in other assets and other liabilities                                (215.5)              139.8
      Increase in insurance liabilities                                                             145.9               101.3
      Other, net                                                                                      8.1                 4.6
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                           305.5               201.7
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales and investment maturities of:
    Debt securities available for sale                                                            7,122.6             4,919.3
    Equity securities                                                                               480.1                87.5
    Mortgage loans                                                                                  199.5                71.6
    Real estate                                                                                      10.2                29.4
    Other investments                                                                               602.7               304.4
    Short-term investments                                                                        3,309.2             4,905.2
    NYLCare Texas                                                                                   420.0                   -
  Cost of investments in:
    Debt securities available for sale                                                           (7,155.9)           (4,598.7)
    Equity securities                                                                              (290.9)             (100.6)
    Mortgage loans                                                                                 (107.9)              (52.8)
    Real estate                                                                                      (3.8)              (63.6)
    Other investments                                                                              (114.8)             (264.4)
    Short-term investments                                                                       (2,909.0)           (4,730.3)
  Acquisitions:
    NYLCare health care business                                                                         -              (48.8)
    Other                                                                                           (75.0)             (115.8)
  Increase in property and equipment                                                                (30.3)              (14.8)
  Other, net                                                                                        (13.4)              (53.0)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                         1,443.3               274.6
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

  Deposits and interest credited for investment contracts                                           544.2               751.6
  Withdrawals of investment contracts                                                            (1,016.3)             (903.2)
  Repayment of long-term debt                                                                         (.8)                (.1)
  Net decrease in short-term debt                                                                  (340.7)             (189.1)
  Common stock issued under benefit plans                                                             1.4                15.4
  Common stock acquired                                                                             (94.3)              (40.0)
  Dividends paid to shareholders                                                                    (28.2)              (42.1)
  Other, net                                                                                        (20.2)              (11.0)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                             (954.9)             (418.5)
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                         15.8                (1.2)
-----------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                           809.7                56.6
Cash and cash equivalents, beginning of period                                                    2,504.5             1,951.5
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                        $ 3,314.2            $2,008.1
=============================================================================================================================
Supplemental cash flow information:
  Interest paid                                                                                 $   142.4            $   95.5
  Income taxes paid                                                                                     -               174.0
-----------------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare"). All significant intercompany balances have been eliminated. Certain non-U.S. affiliates of the Company report operations on a one-month lag. In such situations, operations are reported for the three-month period beginning December 1 of the previous calendar year and ending February 29 of the current calendar year. Less than majority-owned entities, in which the Company has at least a 20% interest, are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation. These interim statements necessarily rely heavily on estimates, including assumptions as to annualized tax rates. In the opinion of management, all adjustments necessary for a fair statement of results for the interim periods have been made. All such adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes as presented in Aetna Inc.'s 1999 Annual Report on Form 10-K. Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but that is not required for interim reporting purposes, has been condensed or omitted.

New Accounting Standard

On January 1, 2000, the Company adopted Statement of Position 98-7, Deposit
Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, issued by the American Institute of Certified Public Accountants. This statement provides guidance on how to account for all insurance and reinsurance contracts that do not transfer insurance risk, except for long-duration life and health insurance contracts. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

Future Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133 on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard and currently does not believe that this standard will have a material effect on the Company's financial position or results of operations.

Item 1. Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2. RECENT DEVELOPMENTS

On March 12, 2000, the Company announced that it plans to separate its health and financial services businesses into two independent publicly-traded companies (the "Separation"). The health business will consist of Aetna U.S. Healthcare (including its Group Life and Disability Insurance business), the Large Case Pensions business and Aetna International's health businesses which remain at the time of separation. The financial services business will consist of Aetna Financial Services and Aetna International's financial services businesses which remain at the time of separation. As a result of the Separation, the realignment of certain of the Company's businesses that was announced in January 2000 will not occur.

The Company intends to complete the Separation as soon as it can be achieved in an orderly manner, with the goal of completing the Separation by year end 2000. However, completion of the Separation remains subject to a number of conditions, including final approval by the Company's Board of Directors. These conditions also include obtaining regulatory approvals and satisfying certain tax and other legal requirements. The full impact of the Separation on the Company's financial position, results of operations and cash flows cannot be predicted at this time, and the Company's historical financial information may not be representative of either the health or the financial services businesses following the completion of the Separation. The Company expects that it will continue to incur costs as decisions are made regarding the Separation and such costs may be material.

In addition, the Company has announced that:

- It plans to review its international business and sell assets that do not fit with the strategies of the newly independent health and financial services businesses or provide an adequate return on capital. The Company expects to use any proceeds received from the sale of international assets for general corporate purposes, including repayment of debt, internal growth and share repurchases;
- It has retained an executive recruiting firm to assist in the search for a chief executive officer for the health business;
- It is undertaking a comprehensive review of its health business model and strategies;
- It is considering additional steps to strengthen its financial services business and enhance its products and services; and
- It is reviewing its operating expense structure in connection with the Separation.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3. EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three months ended March 31, was as follows:

                                                                              Income             Shares         Per Common
(Millions, except per common share data)                                  (Numerator)      (Denominator)      Share Amount
--------------------------------------------------------------------------------------------------------------------------
2000
Basic EPS
  Net income                                                                  $169.4              141.3              $1.20
                                                                              ======                                 =====
Effect of dilutive securities:
  Stock options and other (1)(2)                                                                     .8
                                                                                                  -----
Diluted EPS
  Income applicable to common ownership and assumed conversions               $169.4              142.1              $1.19
==========================================================================================================================
1999
Net income                                                                    $169.6
Less:  preferred stock dividends                                                13.8
                                                                              ------
Basic EPS
  Income applicable to common ownership                                       $155.8              141.4              $1.10
                                                                              ======                                 =====
Effect of dilutive securities:
  Stock options and other (1)                                                                       1.2
                                                                                                 ------
Diluted EPS (3)
  Income applicable to common ownership and assumed conversions               $155.8              142.6              $1.09
==========================================================================================================================

(1) Options to purchase shares of common stock and stock appreciation rights ("SARs") in 2000 and 1999 of 11.2 million shares (with exercise prices ranging from $51.75 to $112.63) and 5.1 million shares (with exercise prices ranging from $83.00 to $112.63), respectively, were not included in the calculation of diluted earnings per common share because the options' and SARs' exercise price was greater than the average market price of common shares.

(2) Effective February 29, 2000, the Board of Directors approved a grant of approximately 3.8 million options to executive, middle management and non-management employees to purchase common stock of the Company primarily at $41.125 per share.

(3) The issuable Aetna common stock related to Class C voting manditorily convertible preferred stock ("Class C Shares") (10.9 million weighted average shares in 1999) was not included in the computation of diluted earnings per common share because to do so would be antidilutive. On July 19, 1999, the Company redeemed all outstanding Class C Shares and issued
       9.5 million shares of Aetna common stock to effect the redemption.

4. ACQUISITIONS AND DISPOSITIONS

Aetna U.S. Healthcare

On August 6, 1999, the Company acquired from The Prudential Insurance Company of America ("Prudential") the Prudential health care business ("PHC") for approximately $1 billion. The acquisition was accounted for as a purchase. In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation at the acquisition date included: (1) an asset of $130 million, representing the fair value adjustment of a reinsurance agreement (discussed below), primarily reflecting the net benefits to be received from Prudential over the life of the agreement; (2) a liability of $129 million, representing a fair value adjustment for the unfavorable component of the contracts underlying the acquired medical risk business and (3) an asset of $21 million, representing the above-market compensation component related to supplemental fees to be received under the Company's agreement to service Prudential's administrative services only ("ASO") contracts (discussed below). Refer to the Company's 1999 Annual Report of Form 10-K for further discussion of the PHC acquisition.

During the first quarter 2000, a liability of $15 million was recorded as part of the purchase price allocation related to the Company's plan to exit certain leased facilities of the acquired PHC businesses, currently expected to be completed by March 31, 2001. The purchase price does not reflect any employee termination benefits for positions that may be eliminated. Such amounts, which currently are not reasonably estimable, will be expensed as incurred.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Aetna U.S. Healthcare (Continued)

For the three months ended March 31, 2000, the Company recorded asset amortization of $7 million pretax related to the fair value adjustment of the reinsurance agreement; liability amortization of $13 million pretax related to the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business and asset amortization of $7 million pretax related to the above-market compensation component related to the supplemental fees under the ASO contracts.

The Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Premium expense recognized for the three months ended March 31, 2000 was $3 million pretax. Under the agreement, Prudential has agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold was 83.5% for August 6, 1999 through December 31, 1999 and is 84% for January 1, 2000 through December 31, 2000. During the three months ended March 31, 2000, reinsurance recoveries under this agreement (reflected as a reduction of current and future benefits) were $10 million pretax. The premium is subject to adjustment if medical costs of PHC are below these threshold medical loss ratio levels. Prudential has also agreed to indemnify the Company for unanticipated increases in medical claims payable existing at the acquisition date for a period of up to nine months following the closing.

The Company also agreed to service Prudential's ASO contracts following the closing. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run off period, but no later than June 30, 2001. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO customers to the Company, as well as paying certain supplemental fees. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the three months ended March 31, 2000, the Company recorded total fees for servicing the Prudential ASO business of approximately $106 million pretax, including supplemental fees of approximately $48 million pretax which was net of the $7 million asset amortization described above (reflected as fees and other income).

In connection with the PHC acquisition, the Company agreed with the U.S. Department of Justice and the State of Texas to divest certain Texas HMO/POS and other related businesses ("NYLCare Texas") acquired by the Company as part of the 1998 acquisition of New York Life Insurance Company's health care business. Pursuant to this agreement, on March 31, 2000, Aetna U.S. Healthcare completed the sale of NYLCare Texas to Blue Cross and Blue Shield of Texas, a division of Health Care Service Corporation, for approximately $420 million in cash. The sale resulted in an after-tax capital loss of $35 million which was previously recognized in the fourth quarter of 1999. The after-tax loss included operating losses from October 1, 1999 through closing. The results of operations of NYLCare Texas were not material to the Aetna U.S. Healthcare segment or to the Company's consolidated results of operations.

During the first quarter 2000, Aetna U.S. Healthcare acquired the remaining minority ownership interest in InteliHealth Inc., which distributes healthcare information principally through its internet web site and sells health products to consumers. The aggregate purchase price was not material.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Aetna International

On January 14, 2000, Aetna International Inc. ("Aetna International") and its Mexican partner sold two of their Mexican joint venture companies, Seguros Monterrey Aetna, S.A. and Fianzas Monterrey Aetna, S.A., to New York Life International, Inc., a subsidiary of New York Life Insurance Company, for approximately $570 million in cash (Aetna International's share of the proceeds was approximately $279 million). The sale resulted in an after-tax capital gain of approximately $13 million. These two joint ventures contributed operating earnings of approximately $6 million and $7 million for the three months ended March 31, 2000 and 1999, respectively.

On November 18, 1999, Aetna International acquired a 33% ownership interest in Aetna Heiwa Life Insurance Company Ltd., formerly known as The Heiwa Life Insurance Company Ltd., of Japan ("Heiwa"), for approximately $20 million. During the first quarter 2000, Aetna International increased its ownership interest in Heiwa to 99.82% for approximately $37 million. Heiwa, which was previously accounted for under the equity method, is now reflected on a consolidated basis.

On October 1, 1999, Aetna International sold its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. Operating earnings from the Canadian operations were $9 million for the three months ended March 31, 1999.

5. INVESTMENTS

Net investment income includes amounts allocable to experience-rated contractholders of $250 million and $256 million for the three months ended March 31, 2000 and 1999, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) allocable to experience-rated contractholders of $(32) million and $6 million for the three months ended March 31, 2000 and 1999, respectively, were deducted from net realized capital gains (losses) as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

During the first quarter 2000, as part of the Heiwa acquisition, the Company acquired approximately $1.2 billion of commercial loans (primarily secured corporate working capital loans mostly to Japanese borrowers), net of an allowance for loan losses of approximately $160 million. Interest on these loans is accrued and credited to income based on the principal amount outstanding.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5. INVESTMENTS (CONTINUED)

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves are presented in the table below.

                                                        March 31, 2000                                December 31, 1999
                                               ------------------------------                 ------------------------------
                                                    Total                                          Total
                                                 Recorded            Specific                   Recorded            Specific
(Millions)                                     Investment            Reserves                 Investment            Reserves
----------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                   $157.6               $22.2                     $158.9               $22.2
Supporting experience-rated products                 56.7                 8.8                       66.9                 8.8
Supporting remaining products                        62.3                 5.1                       59.2                 1.1
----------------------------------------------------------------------------------------------------------------------------
Total impaired loans                               $276.6(1)            $36.1                     $285.0(1)            $32.1
============================================================================================================================

(1) Includes impaired loans of $102.8 million and $109.0 million at March 31, 2000 and December 31, 1999, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the three months ended March 31, 2000 and 1999 is summarized below:

                                                                     Supporting
                                                 Supporting         Experience-        Supporting
                                               Discontinued               Rated         Remaining
(Millions)                                         Products            Products          Products            Total
------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                          $28.9               $15.6             $ 4.8            $49.3
Charged to other accounts                                 -                   -               1.5              1.5
Principal write-offs                                      -                   -               (.9)             (.9)
------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                             $28.9               $15.6             $ 5.4            $49.9(1)
==================================================================================================================
Balance at December 31, 1998                          $29.5               $29.6             $ 7.8            $66.9
Charged to other accounts                                 -                   -                .6               .6
Principal write-offs                                    (.6)               (2.4)             (1.4)            (4.4)
------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                             $28.9               $27.2             $ 7.0            $63.1(1)
==================================================================================================================

(1) Total reserves at March 31, 2000 and 1999 include $36.1 million and $43.7 million of specific reserves, respectively, and $13.8 million and $19.4 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:


                                                          Three Months Ended                           Three Months Ended
                                                            March 31, 2000                               March 31, 1999
                                                ---------------------------------------      -------------------------------------
                                                 Average                                      Average
                                                Impaired        Income             Cash      Impaired         Income          Cash
(Millions)                                         Loans        Earned         Received         Loans         Earned      Received
----------------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                  $158.1          $2.7             $2.7        $160.1           $2.7          $2.7
Supporting experience-rated products                74.6           1.7              1.6          95.7            1.9           1.8
Supporting remaining products                       51.0           2.7              2.8          36.1             .8            .6
----------------------------------------------------------------------------------------------------------------------------------
Total                                             $283.7          $7.1             $7.1        $291.9           $5.4          $5.1
==================================================================================================================================

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

6. SUPPLEMENTAL CASH FLOW INFORMATION

Significant noncash investing and financing activities included acquisition of real estate through foreclosures of mortgage loans amounting to $5 million and $8 million for the three months ended March 31, 2000 and 1999, respectively.

7. ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:


                                                                                                        Three Months
                                                                                                       Ended March 31,
                                                                                                 ---------------------------
(Millions)                                                                                       2000                   1999
----------------------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                                 $87.2                $ (96.1)
Less:  reclassification adjustment for gains and other items included in net income (2)           3.4                   24.8
----------------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                                                     $83.8                $(120.9)
============================================================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $134.1 million and $(147.8) million for 2000 and 1999, respectively.

(2) Pretax reclassification adjustments for gains and other items included in net income were $5.2 million and $38.2 million for 2000 and 1999, respectively.

8. DISCONTINUED PRODUCTS

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. Under the Company's accounting for these discontinued products, a reserve for anticipated future losses from these products was established and is reviewed by management quarterly. As long as the reserve continues to represent management's then best estimate of expected future losses, results of operations of the discontinued products, including net realized capital gains and losses, are credited/charged to the reserve and do not affect the Company's results of operations. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent that future losses are less than anticipated. The current reserve reflects management's best estimate of anticipated future losses.

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

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At March 31, 2000, the receivable from continuing products, net of related deferred taxes payable of $69 million on the accrued interest income, was $469 million. At December 31, 1999, the receivable from continuing products, net of related deferred taxes payable of $67 million on accrued interest income, was $464 million. These amounts were eliminated in consolidation.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

8. DISCONTINUED PRODUCTS  (CONTINUED)

Results of discontinued products were as follows (pretax, in millions):


                                                                                       Charged (Credited)
                                                                                           to Reserve for
Three months ended March 31, 2000                                         Results           Future Losses         Net(1)
---------------------------------------------------------------------------------------------------------------------
Net investment income                                                    $121.7           $    -               $121.7
Net realized capital gains                                                   .1              (.1)                   -
Interest earned on receivable from continuing products                      8.1                -                  8.1
Other income                                                               13.0                -                 13.0
---------------------------------------------------------------------------------------------------------------------
   Total revenue                                                          142.9              (.1)               142.8
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                               116.2             23.1                139.3
Operating expenses                                                          3.5                -                  3.5
---------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                            119.7             23.1                142.8
---------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                         $ 23.2           $(23.2)              $    -
=====================================================================================================================

Three months ended March 31, 1999
---------------------------------------------------------------------------------------------------------------------
Net investment income                                                    $122.1           $    -               $122.1
Net realized capital gains                                                 10.2            (10.2)                   -
Interest earned on receivable from continuing products                      8.4                -                  8.4
Other income                                                               10.4                -                 10.4
---------------------------------------------------------------------------------------------------------------------
   Total revenue                                                          151.1            (10.2)               140.9
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                               130.2              7.3                137.5
Operating expenses                                                          3.4                -                  3.4
---------------------------------------------------------------------------------------------------------------------
   Total benefits and expenses                                            133.6              7.3                140.9
---------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                         $ 17.5           $(17.5)              $    -
=====================================================================================================================

(1) Amounts are reflected in the March 31, 2000 and 1999 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Assets and liabilities supporting discontinued products at March 31, 2000 and December 31, 1999 were as follows (1):

                                                                                  March 31,         December 31,
(Millions)                                                                            2000                 1999
---------------------------------------------------------------------------------------------------------------
Assets:
   Debt securities available for sale                                             $4,437.3             $4,533.0
   Mortgage loans                                                                    788.0                768.8
   Real estate                                                                       116.6                112.7
   Short-term and other investments                                                  542.4                453.9
---------------------------------------------------------------------------------------------------------------
Total investments                                                                  5,884.3              5,868.4
   Short-term investments under securities loan agreement                            154.1                243.8
   Current and deferred income taxes                                                 101.0                134.1
   Receivable from continuing products (2)                                           538.7                530.6
   Other                                                                                 -                 82.6
---------------------------------------------------------------------------------------------------------------
Total assets                                                                      $6,678.1             $6,859.5
===============================================================================================================
Liabilities:
   Future policy benefits                                                         $4,535.0             $4,566.0
   Policyholders' funds left with the Company                                        793.2                902.1
   Reserve for anticipated future losses on discontinued products                  1,170.8              1,147.6
   Payables under securities loan agreement                                          154.1                243.8
   Other                                                                              25.0                    -
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 $6,678.1             $6,859.5
===============================================================================================================

(1) Assets supporting the discontinued products are distinguished from other continuing operations assets.
(2)    The receivable from continuing products was eliminated in consolidation.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8. DISCONTINUED PRODUCTS (CONTINUED)

At March 31, 2000, net unrealized capital losses on available-for-sale debt securities are included above in other liabilities. At December 31, 1999, net unrealized capital losses on available-for-sale debt securities are included above in other assets. These net unrealized capital losses are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates and the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

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

The Company's assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liabilities have run off.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2000 was as follows (pretax):


(Millions)
-----------------------------------------------------------
Reserve at December 31, 1999                       $1,147.6
Operating income                                       13.2
Net realized capital gains                               .1
Mortality and other                                     9.9
-----------------------------------------------------------
Reserve at March 31, 2000                          $1,170.8
===========================================================

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9. DEBT AND GUARANTEE OF DEBT SECURITIES

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services (collectively, the "Aetna Services Debt").

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks that terminates in June 2001. Various interest rate options are available under this facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .2% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at March 31, 2000 is at an annual rate of .08%. There are no borrowings under this facility as of March 31, 2000. This facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income
(loss)), of at least $7.5 billion.

Aetna Services also has an additional revolving credit facility in an aggregate amount of $500 million with a worldwide group of banks that terminates in March 2001. Various interest rate options are available under this facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .07% to .25% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at March 31, 2000 is at an annual rate of .08%. There are no borrowings under this facility as of March 31, 2000. This facility also supports Aetna Services' commercial paper borrowing program. As a guarantor under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income (loss)), of at least $7.5 billion.

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                                              March 31,               December 31,
                                                                  2000                       1999
--------------------------------------------------------------------------------------------------
Total investments (excluding Separate Accounts)             $ 38,280.0                  $33,258.1
Total assets                                                 110,157.2                   99,338.8
Total insurance liabilities                                   41,689.7                   35,665.1
Total liabilities                                            108,913.0                   98,342.2
Total shareholder's equity                                     1,244.2                      996.6
--------------------------------------------------------------------------------------------------

Statements of Income Information:


                                                                         Three Months
                                                                        Ended March 31,
                                                              -----------------------------------
                                                                  2000                       1999
-------------------------------------------------------------------------------------------------
Total revenue                                                 $3,345.8                   $2,653.2
Total benefits and expenses                                    3,053.1                    2,465.2
Income before income taxes                                       292.7                      188.0
Net income                                                       178.5                      128.5
-------------------------------------------------------------------------------------------------


The amount of dividends that may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at March 31, 2000 without prior approval by state regulatory authorities is limited to approximately $504 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

10. SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three months ended March 31, was as follows:

                                                                    Aetna
                                                   Aetna U.S.   Financial           Aetna   Large Case   Corporate         Total
(Millions)                                         Healthcare    Services   International     Pensions   and Other(1)    Company
--------------------------------------------------------------------------------------------------------------------------------
2000
Revenues from external customers                     $6,299.7      $200.5          $559.2       $ 47.3      $    -      $7,106.7
Net investment income                                   178.4       229.6            92.0        244.5         1.9         746.4
Equity in earnings of subsidiaries                          -           -            40.3            -           -          40.3
--------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                            $6,478.1      $430.1          $691.5       $291.8      $  1.9      $7,893.4
================================================================================================================================

Operating earnings (2)                               $  131.8      $ 60.0          $ 48.9       $ 16.6      $(73.3)     $  184.0
Realized capital gains (losses), net of tax             (11.6)       (5.8)            2.0           .8           -         (14.6)
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $  120.2      $ 54.2          $ 50.9       $ 17.4      $(73.3)     $  169.4
================================================================================================================================

1999
Revenues from external customers                     $4,295.7      $146.6          $445.2       $ 38.1      $   .3      $4,925.9
Net investment income                                   140.7       224.1            94.6        256.6         3.0         719.0
Equity in earnings of subsidiaries                          -           -            30.4            -           -          30.4
--------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                            $4,436.4      $370.7          $570.2       $294.7      $  3.3      $5,675.3
================================================================================================================================

Operating earnings (2)                               $  106.2      $ 47.3          $ 43.0       $ 22.3      $(60.4)     $  158.4
Realized capital gains (losses), net of tax               4.7         1.9            (1.4)         6.0           -          11.2
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $  110.9      $ 49.2          $ 41.6       $ 28.3      $(60.4)     $  169.6
================================================================================================================================

(1) Corporate and other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.
(2) Operating earnings is comprised of income (loss) excluding realized capital gains and losses. While operating earnings is the measure of profit or loss used by Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In connection with the sale of its property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represented the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. Lease payments are charged to this facilities reserve as they are made and will continue to be charged to this reserve over the remaining lease term. At March 31, 2000 and December 31, 1999, the balance in this facilities reserve was $265 million and $269 million, respectively.

Other

On April 6, 2000, the State of New Jersey enacted the New Jersey Insolvent Health Maintenance Organization Assistance Fund Act of 2000 (the "Act") designed to reimburse individuals who were covered by and providers that had contracts with two New Jersey health maintenance organizations ("HMOs") prior to their insolvency. The total amount to be assessed to all HMOs in New Jersey is $50 million. The Act requires that HMOs in the New Jersey market be assessed a charge calculated based on each HMO's proportionate share of premiums written in New Jersey relative to all HMO premiums written in New Jersey. The Company believes its proportionate share will be significant and expects to record an estimate of this amount in the second quarter of 2000.

Litigation

Shareholder Litigation
----------------------

Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert; on November 26, 1997 by the Rainbow Fund, Inc.; and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March 1999. On August 9, 1999, the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Merits discovery was completed in early 2000. On January 31, 2000, plaintiffs filed expert reports. On February 3, 2000, defendants filed motions for summary judgment. Also on February 3, 2000, plaintiffs moved for permission to file a third amended complaint. On March 20, 2000, the Court granted plaintiffs leave to file a third amended complaint and adopted a revised schedule. Under the revised schedule, expert discovery is scheduled to be completed in the second quarter of 2000 and defendants are to file new summary judgment motions and any supplemental expert reports in May 2000. Trial is now scheduled to begin in the third quarter of 2000. Defendants are defending the actions vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Litigation (Continued)

Four purported shareholder class action complaints were filed in the Superior Court of Connecticut, Hartford County alleging in substance that the Company and its directors breached fiduciary duties to shareholders in responding to a February 24, 2000 letter from Wellpoint Health Networks, Inc. and ING America Insurance Holdings, Inc. which had invited discussions concerning a possible transaction. These actions were filed on behalf of George Schore, Michael Demetrio and Gersh Korsinsky on March 3, 2000, The Rainbow Fund on March 7, 2000, Eleanor Werbowsky on March 7, 2000, and Catherine M. Friend on March 23, 2000. A fifth, substantially similar purported class action complaint was filed on behalf of Barnett Stepak on March 28, 2000 in the Supreme Court of New York, New York County. Each action seeks various forms of relief, including unspecified damages and equitable remedies. This litigation is in the preliminary stages. Defendants intend to defend these actions vigorously.

Health Care Litigation
----------------------

The Company is involved in several purported class action lawsuits that are part of a wave of similar actions targeting the health care industry and, in particular, the conduct of business by managed care companies.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999, the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit, which is expected to render a decision on the appeal during 2000.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on October 4, 1999 by Anthony Conte (the "Conte Complaint"). The Conte Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare Inc. for alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Conte Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of provider compensation arrangements in the literature that it makes available to actual or prospective members. The Company intends to defend the action vigorously and on November 1, 1999, filed a motion to dismiss the litigation for failure to state a claim upon which relief can be granted. On December 15, 1999, the Court suspended further proceedings pending the resolution of the Maio appeal by the United States Court of Appeals for the Third Circuit.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neill (the "O'Neill Complaint"). An Amended Complaint was filed on November 9, 1999 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop. The O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages, from the Company, Aetna U.S. Healthcare Inc., Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and RICO. The O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. On November 22, 1999, defendants moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the Conte and Maio Complaints filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Litigation (Continued)

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

A complaint was filed in the Superior Court of the State of California, County of San Diego on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from Aetna Inc., Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John
Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and the general public and for alleged unfair practices relating to contracting of doctors. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on November 22, 1999 by Raymond D. Williamson, III (the "Williamson Complaint"). The Williamson Complaint names as defendant The Prudential Insurance Company of America, and also names as defendants Aetna Inc. and Aetna U.S. Healthcare Inc. solely to the extent that the Company has assumed liability for the actions of Prudential in connection with the Company's acquisition of the Prudential health care business. The Williamson Complaint seeks various forms of relief from defendants, including unspecified damages, treble damages and imposition of a constructive trust, for alleged violations of RICO and ERISA. The Williamson Complaint alleges that the Prudential Health Plans engaged in a nationwide fraudulent scheme of misrepresentation by stating that coverage and treatment decisions were made on the basis of medical necessity when Prudential allegedly implemented undisclosed policies designed to deny or limit claims and medical services. On December 30, 1999, the Company moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the fact that the Maio and Conte Complaints were filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Litigation (Continued)

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

Financial Services Litigation
-----------------------------

In recent years, several life insurance and annuity companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance and annuity pricing and sales practices. A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against Aetna Life Insurance and Annuity Company ("ALIAC"), a wholly-owned subsidiary of Aetna Inc. (the "Shaner Complaint"). The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

Other Litigation
----------------

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

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income, shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Aetna Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                  /s/ KPMG LLP



Hartford, Connecticut
April 26, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three months ended March 31, 2000 and 1999. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Aetna Inc.'s 1999 Annual Report on Form 10-K.

OVERVIEW

Recent Developments

On March 12, 2000, the Company announced that it plans to separate its health and financial services businesses into two independent publicly-traded companies (the "Separation"). The health business will consist of Aetna U.S. Healthcare (including its Group Life and Disability Insurance business), the Large Case Pensions business and Aetna International's health businesses which remain at the time of separation. The financial services business will consist of Aetna Financial Services and Aetna International's financial services businesses which remain at the time of separation. As a result of the Separation, the realignment of certain of the Company's businesses that was announced in January 2000 will not occur.

The Company intends to complete the Separation as soon as it can be achieved in an orderly manner, with the goal of completing the Separation by year end 2000. However, completion of the Separation remains subject to a number of conditions, including final approval by the Company's Board of Directors. These conditions also include obtaining regulatory approvals and satisfying certain tax and other legal requirements. The full impact of the Separation on the Company's financial position, results of operations and cash flows cannot be predicted at this time, and the Company's historical financial information may not be representative of either the health or the financial services businesses following the completion of the Separation. The Company expects that it will continue to incur costs relating to the Separation as decisions are made regarding the Separation and such costs may be material.

In addition, the Company has announced that:

- It plans to review its international business and sell assets that do not fit with the strategies of the newly independent health and financial services businesses or provide an adequate return on capital. The Company projects that such sales will yield proceeds of $500 million to $1.5 billion, subject to, among other things, negotiation with potential buyers and satisfaction of any conditions, including regulatory approvals. The Company expects to use any proceeds received from the sale of international assets for general corporate purposes, including repayment of debt, internal growth and share repurchases;
- It has retained an executive recruiting firm to assist in the search for a chief executive officer for the health business;
- It is undertaking a comprehensive review of its health business model and strategies;
- It is considering additional steps to strengthen its financial services business and enhance its products and services; and
- It is reviewing its operating expense structure in connection with the Separation.

General

At March 31, 2000, the Company's operations included three core businesses - Aetna U.S. Healthcare, Aetna Financial Services and Aetna International. Aetna U.S. Healthcare provides a full spectrum of managed care, indemnity, and group life and disability insurance products. Aetna Financial Services markets a wide array of retirement and investment products to small businesses, educational institutions, state and local governments, non-profit organizations and individuals. Aetna International, through subsidiaries and joint venture operations, sells primarily life insurance, health insurance and financial services products in markets outside the United States. The Company also has a Large Case Pensions business that manages a variety of retirement products for defined benefit and defined contribution plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Consolidated Results

The Company reported net income of $169 million for the three months ended March 31, 2000 compared to $170 million for the corresponding period in 1999. Net income per diluted common share for the three months ended March 31, 2000 was $1.19, compared with $1.09 a year ago.

Net income includes Year 2000 costs of $27 million for the three months ended March 31, 1999. Results also include net realized capital losses of $15 million for the three months ended March 31, 2000 and net realized capital gains of $11 million for the corresponding period in 1999. Excluding net realized capital gains or losses, results were $184 million for the three months ended March 31, 2000 compared to $158 million for the corresponding period in 1999.

Acquisitions and Dispositions

Aetna U.S. Healthcare Transactions

Acquisition of Prudential Health Care Business
----------------------------------------------

On August 6, 1999, the Company acquired from The Prudential Insurance Company of America ("Prudential") the Prudential health care business ("PHC") for approximately $1 billion. The Company also agreed to service Prudential's administrative services only ("ASO") business following the closing. Since the closing, the Company's results have been affected by, among other things, the operating results of PHC, the costs of financing the transaction and the amortization of goodwill and other acquired intangible assets created as a result of the transaction. The operations, and related amortization of intangible assets, of PHC are reflected in the Aetna U.S. Healthcare segment, while the financing costs of the acquisition are reflected in the Corporate segment. Refer to "Aetna U.S. Healthcare", "Corporate", "Liquidity and Capital Resources" and Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion.

Sale of NYLCare Texas
---------------------

In connection with the PHC acquisition, the Company agreed with the U.S. Department of Justice and the State of Texas to divest certain Texas HMO/POS and other related businesses ("NYLCare Texas") acquired by the Company as part of the 1998 acquisition of New York Life Insurance Company's health care business ("NYLCare"). Pursuant to this agreement, on March 31, 2000, Aetna U.S. Healthcare completed the sale of NYLCare Texas to Blue Cross and Blue Shield of Texas ("Blue Cross"), a division of Health Care Service Corporation ("HCSC"), for approximately $420 million in cash. Proceeds from the sale are expected to be used for general corporate purposes, including repayment of debt, internal growth and share repurchases. The sale included approximately 463,000 Commercial HMO risk members, 52,000 Commercial HMO non-risk members and 5,000 PPO members in the Houston, Austin, San Antonio, Corpus Christi, Beaumont, Dallas-Fort Worth, San Angelo, Texarkana and Amarillo areas. Aetna U.S. Healthcare retained approximately 127,000 NYLCare Medicare members in Texas through a reinsurance and administrative services agreement. The sale resulted in a capital loss of approximately $35 million after tax, which was previously recognized in the fourth quarter of 1999. The results of operations of NYLCare Texas were not material to the Aetna U.S. Healthcare segment or to the Company's consolidated results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Aetna International Transactions

Sale of Mexican Joint Ventures
------------------------------

On January 14, 2000, Aetna International, Inc. and its Mexican partner sold two of their Mexican joint venture companies, Seguros Monterrey Aetna, S.A. and Fianzas Monterrey Aetna, S.A., to New York Life International Inc., a subsidiary of New York Life Insurance Company, for approximately $570 million in cash (Aetna International, Inc.'s share of the proceeds was approximately $279 million). The sale resulted in a capital gain of approximately $13 million after tax. The results of operations of these two Mexican joint ventures were not material to the Aetna International segment or to the Company's consolidated results of operations. Refer to "Aetna International" and Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion.

AETNA U.S. HEALTHCARE

Operating Summary

                                                                                      Three Months Ended March 31,
                                                                           ---------------------------------------------
(Millions)                                                                         2000(1)           1999       % Change
------------------------------------------------------------------------------------------------------------------------
Premiums                                                                      $ 5,784.3         $ 3,912.6           47.8%
Net investment income                                                             178.4             140.7           26.8
Fees and other income                                                             515.4             383.1           34.5
Net realized capital gains (losses)                                               (29.1)              7.4              -
------------------------------------------------------------------------------------------------------------------------
         Total revenue                                                          6,449.0           4,443.8           45.1
------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                     4,984.2           3,364.6           48.1
Salaries and related benefits                                                     545.8             378.6           44.2
Other operating expenses                                                          606.6             392.3           54.6
Amortization of goodwill and other acquired intangible assets                     109.2             101.9            7.2
------------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses                                            6,245.8           4,237.4           47.4
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                        203.2             206.4           (1.6)
Income taxes                                                                       83.0              95.5          (13.1)
------------------------------------------------------------------------------------------------------------------------
Net income                                                                    $   120.2         $   110.9            8.4%
========================================================================================================================
Net realized capital gains (losses), net of tax (included above)              $   (11.6)        $     4.7              -%
========================================================================================================================`

(1)    Results include PHC, which was acquired on August 6, 1999.

Acquisition of the Prudential Health Care Business

On August 6, 1999, the Company acquired PHC. The Company also agreed to service Prudential's ASO contracts following the acquisition. Included in the acquisition are PHC's risk HMO, POS, PPO and Indemnity health lines, as well as its dental risk business. Subsequent to the closing, Aetna U.S. Healthcare's results have been affected by, among other things, the operating results of PHC and the amortization of intangible assets (primarily goodwill) created by the transaction. Refer to "Overview" and Note 4 of the Condensed Notes to Consolidated Financial Statements for a further discussion of the PHC acquisition and the sale of NYLCare Texas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Results

Aetna U.S. Healthcare's net income for the three months ended March 31, 2000 increased $9 million compared to the corresponding period for 1999. Net income includes Year 2000 costs of $18 million for the three months ended March 31, 1999. Results for the three months ended March 31, 2000 include costs for electronic commerce initiatives and other technological systems improvements. Net realized capital losses for the first quarter of 2000 reflect the Company's rebalancing of its investment portfolio in a rising interest rate environment. Excluding net realized capital gains or losses, results for the three months ended March 31, 2000 increased $26 million, or 24%, compared to the corresponding period in 1999. The earnings in the first quarter of 2000 reflect the inclusion of PHC, including results from servicing Prudential's ASO contracts, following the acquisition.

In order to provide a comparison that management believes better reflects the performance of Aetna U.S. Healthcare, the operating earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets and net realized capital gains or losses.

                                                                         Three Months Ended March 31,
                                                                       -------------------------------
(Millions)                                                                 2000 (1)               1999
------------------------------------------------------------------------------------------------------
Operating earnings:
   Health Risk and PHC                                                 $  138.1              $   116.4
   Group Insurance and Other Health                                        82.1                   72.3
------------------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare                                            $  220.2              $   188.7
======================================================================================================

Commercial HMO Premium PMPM                                            $ 147.33              $  138.70
------------------------------------------------------------------------------------------------------
Commercial HMO Medical Cost PMPM                                       $ 123.40 (2)          $  114.13
------------------------------------------------------------------------------------------------------
Commercial HMO Medical Loss Ratio                                          83.8% (2)              82.3%
------------------------------------------------------------------------------------------------------

Medicare HMO Premium PMPM                                              $ 532.83              $  485.32
------------------------------------------------------------------------------------------------------
Medicare HMO Medical Cost PMPM                                         $ 502.40 (2)          $  437.26
------------------------------------------------------------------------------------------------------
Medicare HMO Medical Loss Ratio                                            94.3% (2)              90.1%
------------------------------------------------------------------------------------------------------

(1)    Results include PHC, which was acquired on August 6, 1999.

(2) Does not include net recoveries under a reinsurance agreement with Prudential, net amortization of the reinsurance premiums paid, or net amortization of certain fair value amounts established as part of the PHC purchasing accounting. Refer to "PHC Agreement" below.

Health Risk and PHC

Health Risk (which includes all health products for which Aetna U.S. Healthcare assumes all or a majority of health care cost and utilization risk) and PHC operating earnings increased $22 million for the three months ended March 31, 2000 compared to the corresponding period of 1999. The increase in 2000 operating earnings primarily reflects the addition of PHC, including the benefit of supplemental fees for servicing Prudential's ASO customers and net recoveries under the reinsurance agreement with Prudential. Also contributing to higher results was favorable Commercial HMO results due to membership growth and premium rate increases, partially offset by increased medical costs. Also, results were partially offset by less favorable Medicare HMO results and increased operating expenses resulting from increased selling, general and administrative expenses and PHC related severance costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

For the Health Risk business, the liability for medical claims payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Medical claims payable are estimated periodically, and any resulting adjustments are reflected in current-period operating results within current and future benefits. Medical claims payable are based on a number of factors, including those derived from historical claim experience. An extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates and the adequacy of the estimate is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends.

Based on information now known, management believes that medical cost trends for the fourth quarter of 1999 were higher than for the third quarter of 1999. As a result, HMO medical costs for the fourth quarter of 1999 were higher than previously estimated. In developing estimates of HMO medical costs for the first quarter of 2000, including medical claims payable at March 31, 2000, management has assumed that medical cost trends were either consistent with or slightly higher than the trend now believed to have occured in the latter half of 1999.
A worsening of medical cost trend or adverse changes in claim payment patterns from those that were assumed in estimating medical costs would cause these estimates to change in the near term and could have a material adverse effect on future results of operations.

Commercial HMO
--------------

Commercial HMO premium per member per month ("PMPM") increased 6% for the three months ended March 31, 2000 compared to the corresponding period of 1999. Excluding PHC, the increase would have been 7%. The increase was primarily due to premium rate increases, partially offset by customers selecting lower premium plans.

Commercial HMO medical cost PMPM increased 8% for the three months ended March 31, 2000 compared to the corresponding period of 1999. Excluding PHC, the increase also would have been 8%. The increase reflects higher medical costs due to medical cost inflation and increased utilization for specialists' services.

The Commercial HMO medical loss ratio was 83.8% for the three months ended March 31, 2000 compared to 82.3% for the three months ended March 31, 1999. The increase is primarily due to the addition of the PHC business at a medical loss ratio of 85.6%. Excluding PHC, the medical loss ratio would have been 82.9%.

Medicare HMO
------------

Medicare HMO premium PMPM increased 10% for the three months ended March 31, 2000 compared to the corresponding period of 1999. Excluding PHC, the increase also would have been 10%. These increases were primarily due to increases in supplemental premiums and Health Care Financing Administration ("HCFA") rate increases.

Medicare HMO medical cost PMPM increased 15% for the three months ended March 31, 2000 compared to the corresponding period of 1999. Excluding PHC, the increase would have been 14%. The increase reflects increased utilization for inpatient and specialists' services and higher medical costs due to medical cost inflation.

The Medicare HMO medical loss ratio was 94.3% for the three months ended March 31, 2000 compared to 90.1% for the three months ended March 31, 1999. Excluding PHC, the medical loss ratio would have been 93.9%. The increase is due to increases in medical costs outpacing supplemental premiums and HCFA rate increases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

PHC Agreement
-------------

The Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential has agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold was 83.5% for August 6, 1999 through December 31, 1999 and is 84% for January 1, 2000 through December 31, 2000. During the three months ended March 31, 2000, reinsurance recoveries under this agreement were $10 million pretax. In addition, results were positively impacted by $2 million pretax related to the net amortization of: the reinsurance premium paid as part of the acquisition, the fair value adjustment of the reinsurance agreement and the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business recorded as part of the acquisition. Such reinsurance recoveries and net amortization were reflected in current and future benefits. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

The Company also agreed to service Prudential's ASO contracts following the closing. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run off period, but no later than June 30, 2001. Prudential ASO customers will remain Prudential customers as long as the contracts remain in force. The Company is maintaining personnel, systems and other resources necessary to service the ASO business during the run off period, as it was not feasible to segregate these operating assets from those purchased in the PHC transaction. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO customers to the Company, as well as paying certain supplemental fees. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the three months ended March 31, 2000, the Company recorded total fees for servicing the Prudential ASO business of approximately $106 million pretax, including supplemental fees of approximately $48 million pretax (reflected as fees and other income). Included in these supplemental fees is amortization of $7 million pretax in connection with the above-market compensation component related to the supplemental fees under the ASO contracts. The results of servicing this business during the run off period will depend on, among other things, rate increases that are obtained from renewing customers (most of such rate increases were implemented by Prudential prior to the Company's servicing of these contracts), the timing and extent of ASO contract terminations and the cost structure for servicing these contracts. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

Group Insurance and Other Health

Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. Group Insurance and Other Health results increased $10 million for the three months ended March 31, 2000 compared to the corresponding period of 1999. This increase is primarily due to higher membership levels in the nonrisk health business as well as higher investment income, partially offset by an increase in other operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Membership

Aetna U.S. Healthcare's membership was as follows:

                                                        March 31, 2000                             March 31, 1999
                                              --------------------------------        -----------------------------------
(Thousands)                                       Risk     Nonrisk       Total              Risk      Nonrisk       Total
-------------------------------------------------------------------------------------------------------------------------
HMO
 Commercial (1)                                  7,930         863       8,793             5,344          705       6,049
 Medicare                                          676           -         676               546            -         546
 Medicaid                                          139          72         211               140           25         165
-------------------------------------------------------------------------------------------------------------------------
      Total HMO                                  8,745         935       9,680             6,030          730       6,760
POS                                                334       3,413       3,747               225        2,455       2,680
PPO                                                791       3,064       3,855               945        2,942       3,887
Indemnity                                          241       2,022       2,263               167        2,071       2,238
-------------------------------------------------------------------------------------------------------------------------
  Total Health Membership                       10,111       9,434      19,545             7,367        8,198      15,565
=========================================================================================================================

Dental                                                                  14,764                                      8,009
-------------------------------------------------------------------------------------------------------------------------

Group Insurance:
 Group Life                                                              9,006                                      9,740
 Disability                                                              2,358                                      2,630
 Long-Term Care                                                            110                                         92
-------------------------------------------------------------------------------------------------------------------------

(1) Includes 2,006 thousand POS members at March 31, 2000 and 1,455 thousand POS members at March 31, 1999 who access primary care physicians and referred care through an HMO network.

Total Health membership as of March 31, 2000 increased by 4 million members, or 26%, when compared to March 31, 1999, due to the acquisition of PHC, including ASO members that Aetna U.S. Healthcare has agreed to service, partially offset by the loss of NYLCare Texas members. Excluding the estimated impact of the PHC members, growth in total HMO membership was offset by declines in other Health membership. Total Health membership decreased approximately 1.5 million members from year end 1999 primarily due to losses in PHC membership, which reflects the impact of price increases, as well as the loss of NYLCare Texas members.

Total Revenue and Expense

Revenue, excluding net realized capital gains or losses, increased by $2.0 billion, or 46%, for the three months ended March 31, 2000 compared to the corresponding period of 1999. This increase primarily was due to the acquisition of PHC, growth in Commercial HMO membership and premiums and higher investment income.

Operating expenses, including salaries and related benefits, increased by $382 million, or 49%, for the three months ended March 31, 2000 compared to the corresponding period of 1999. This increase primarily was due to the acquisition of PHC (including severance costs of $16 million) and increased costs to support Commercial HMO membership growth. Operating expenses as a percentage of revenue increased to 17.8% for the three months ended March 31, 2000 from 17.4% for the corresponding period of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)


Outlook

The Separation includes a strategic review of Aetna U.S. Healthcare aimed at improving financial performance and relationships with physicians, hospitals and members.

The Company is currently reviewing the profitability of its Medicare business on a market-by-market basis and expects that it will not renew its Medicare HMO contracts in a number of markets effective January 1, 2001. Such decisions will be made and announced by July 1, 2000.

On April 6, 2000, the State of New Jersey enacted the New Jersey Insolvent Health Maintenance Organization Assistance Fund Act of 2000 (the "Act") designed to reimburse individuals who were covered by and providers that had contracts with two New Jersey HMOs prior to their insolvency. The total amount to be assessed to all HMOs in New Jersey is $50 million. The Act requires that HMOs in the New Jersey market be assessed a charge calculated based on each HMO's proportionate share of premiums written in New Jersey relative to all HMO premiums written in New Jersey. The Company believes its proportionate share will be significant and expects to record an estimate of this amount in the second quarter of 2000.

Refer to "Forward-Looking Information/Risk Factors" in this Report and "Aetna U.S. Healthcare - Outlook" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1999 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES

Operating Summary

                                                                                            Three Months Ended March 31,
                                                                              ---------------------------------------------------
(Millions)                                                                              2000               1999          % Change
---------------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                                                    $       36.0       $       23.6              52.5%
Net investment income                                                                  229.6              224.1               2.5
Fees and other income                                                                  164.5              123.0              33.7
Net realized capital gains (losses)                                                     (8.9)               2.9                 -
---------------------------------------------------------------------------------------------------------------------------------
       Total revenue                                                                   421.2              373.6              12.7
---------------------------------------------------------------------------------------------------------------------------------
Current and future benefits (1)                                                        201.2              183.0               9.9
Salaries and related benefits                                                           48.1               39.6              21.5
Operating expenses                                                                      60.4               52.9              14.2
Amortization of deferred policy acquisition costs                                       31.2               24.9              25.3
---------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                                                     340.9              300.4              13.5
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                              80.3               73.2               9.7
Income taxes                                                                            26.1               24.0               8.8
---------------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $       54.2       $       49.2              10.2%
=================================================================================================================================
Net realized capital gains (losses), net of tax (included above)                $       (5.8)      $        1.9                 -%
=================================================================================================================================
Deposits (not included in premiums above):
   Annuities -- fixed options                                                   $      452.3       $      545.2             (17.0)%
   Annuities -- variable options                                                     1,324.1            1,484.1             (10.8)
---------------------------------------------------------------------------------------------------------------------------------
       Total                                                                    $    1,776.4       $    2,029.3             (12.5)%
=================================================================================================================================
Assets under management and administration:
   Annuities -- fixed options (2)                                               $   12,404.0       $   12,305.8                .8%
   Annuities -- variable options (3)                                                38,181.8           27,238.7              40.2
   Other investment advisory                                                        21,581.5           15,615.9              38.2
---------------------------------------------------------------------------------------------------------------------------------
  Total assets under management                                                     72,167.3           55,160.4              30.8
  Assets under administration (4)                                                    5,034.1            3,085.2              63.2
---------------------------------------------------------------------------------------------------------------------------------
 Total assets under management and administration                               $   77,201.4       $   58,245.6              32.5%
=================================================================================================================================

(1) Includes $28.3 million for the three months ended March 31, 2000 and $21.7 million for the three months ended March 31, 1999 of annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies.
(2) Excludes net unrealized capital losses of approximately $198.7 million at March 31, 2000 and net unrealized capital gains of approximately $305.7 million at March 31, 1999.
(3)    Includes $15,730.8 million at March 31, 2000 and $8,404.7
       million at March 31, 1999 of assets invested through Aetna Financial Services' products in unaffiliated mutual funds.
(4) Represents assets for which Aetna Financial Services provides administrative services only.

Results

Aetna Financial Services' ("AFS") net income for the three months ended March 31, 2000 increased $5 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $6 million for the three months ended March 31, 1999. Excluding net realized capital gains or losses, results for the three months ended March 31, 2000 increased $13 million, or 27%, compared to the corresponding period in 1999. This increase in earnings primarily reflects an increase in fees and other income partially offset by increases in operating expenses.

Substantially all of fees and other income are calculated based on assets under management and administration. Assets under management and administration at March 31, 2000 increased primarily due to appreciation in the stock market and, to a lesser extent, because of additional net deposits (i.e., deposits, including new contracts, less surrenders) compared to the corresponding period in 1999. Deposits for the three months ended March 31, 2000 were less than the corresponding period in 1999 primarily because the prior period deposits reflected plan assets of a large new case. Excluding this large case, deposits for the three months ended March 31, 2000 would have increased 31% compared to the corresponding period of 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES (CONTINUED)

The increase in operating expenses, including salaries and related benefits, reflects business growth and investments to improve systems infrastructures and to add new distribution capabilities. Despite this overall increase, annuity operating expenses as a percentage of assets under management decreased.

Of the $12.4 billion and $12.3 billion of fixed annuity assets under management at March 31, 2000 and 1999, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.5% and 7.4% for the three months ended March 31, 2000 and 1999, respectively, and the average annualized earned rate on investments supporting experience-rated investment contracts was 7.6% for both periods. The average annualized credited rate on fully guaranteed investment contracts was 6.3% and the average annualized credited rate on experience-rated investment contracts was 5.6% for the three months ended March 31, 2000 and 1999. The resulting annualized interest margins on fully guaranteed investment contracts were 1.2% and 1.1% for the three months ended March 31, 2000 and 1999, respectively, and were 2.0% for both periods on experience-rated investment contracts.

Outlook

Refer to "Forward-Looking Information/Risk Factors" in this Report and "Aetna Financial Services - Outlook" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1999 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary

                                                                                     Three Months Ended March 31,
                                                                        -----------------------------------------------
(Millions)                                                                     2000                 1999       % Change
-----------------------------------------------------------------------------------------------------------------------
Premiums                                                                    $  532.9            $  416.6           27.9%
Net investment income(1)                                                       132.3               125.0            5.8
Fees and other income                                                           26.3                28.6           (8.0)
Net realized capital gains (losses)                                             34.3                (2.5)             -
-----------------------------------------------------------------------------------------------------------------------
      Total revenue                                                            725.8               567.7           27.8
-----------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                    439.9               342.2           28.6
Salaries and related benefits                                                   51.2                38.1           34.4
Operating expenses                                                              98.9               102.1           (3.1)
Interest expense                                                                 5.7                 2.3          147.8
Amortization of goodwill and other acquired intangible assets                    6.1                 5.1           19.6
Amortization of deferred policy acquisition costs                               27.5                25.0           10.0
-----------------------------------------------------------------------------------------------------------------------
      Total benefits and expenses                                              629.3               514.8           22.2
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                      96.5                52.9           82.4
Income taxes                                                                    45.6                11.3              -
-----------------------------------------------------------------------------------------------------------------------
Net income                                                                  $   50.9            $   41.6           22.4%
=======================================================================================================================
Net realized capital gains (losses), net of tax (included above)            $    2.0            $   (1.4)             -%
=======================================================================================================================

(1) Includes $40.3 million for the three months ended March 31, 2000 and $30.4 million for the three months ended March 31, 1999 of earnings from minority-owned affiliates that are recorded on the equity method of accounting.

Results

Aetna International's net income for the three months ended March 31, 2000 increased by $9 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $3 million for the three months ended March 31, 1999. Excluding net realized capital gains or losses, results for the three months ended March 31, 2000 increased $6 million, or 14%, compared to the corresponding period in 1999.

Earnings by major geographic location, excluding net realized capital gains or losses, are as follows:


                                                                      Three Months Ended March 31,
                                                                   --------------------------------
(Millions)                                                             2000                    1999
---------------------------------------------------------------------------------------------------
Asia Pacific (1)                                                   $   19.7                $    8.6
Americas (2)                                                           27.7                    26.9
Other (3)                                                              (4.8)                   (8.1)
---------------------------------------------------------------------------------------------------
Operating earnings from continuing businesses                          42.6                    27.4
Sold operations (4)                                                     6.3                    15.6
---------------------------------------------------------------------------------------------------
Total                                                              $   48.9                $   43.0
===================================================================================================

(1) Includes China, Hong Kong, Indonesia, Japan (for the three month period ended March 31, 2000), Malaysia, New Zealand, Philippines, Taiwan and Thailand.
(2) Includes Argentina, Brazil, Chile, Colombia, Mexico, Peru, Poland and Venezuela.
(3)    Includes general and other miscellaneous expenses.
(4) Includes the Mexican businesses, Seguros Monterrey Aetna S.A. ("SMA") and Fianzas Monterrey Aetna S.A. ("FMA"), for the three months ended March 31, 2000 and SMA, FMA and Canada for the three months ended March 31, 1999.

The increase in 2000 earnings from continuing businesses is due to premium growth in Malaysia and Taiwan, the addition of Japan and heightened expense control throughout the Asia Pacific region. Also, the Mexican pension business experienced stronger performance primarily due to membership growth and an increase in fees due to higher average salaries per member. Partially offsetting these increases was a decrease in Brazil results due to higher medical utilization and a decrease in Chile results due to losses in the life and disability product lines.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL (CONTINUED)

The increase in the effective tax rate for the first quarter 2000 was primarily due to $33 million in taxes related to the sale of the Mexican businesses and, to a lesser extent, an increase in earnings from equity affiliates, which are reported net of income taxes in net investment income.

On January 14, 2000, Aetna International and its Mexican partner sold two of their Mexican joint venture companies, Seguros Monterrey Aetna, S.A. and Fianzas Monterrey Aetna, S.A., to New York Life International Inc., a subsidiary of New York Life Insurance Company, for approximately $570 million in cash (Aetna International's share of the proceeds was approximately $279 million). The sale resulted in a capital gain of approximately $13 million. These two joint ventures contributed operating earnings of approximately $6 million during the first quarter of 2000 and $7 million during the first quarter of 1999.

On November 18, 1999, Aetna International acquired a 33% ownership interest in Aetna Heiwa Life Insurance Company Ltd., formerly known as The Heiwa Life Insurance Company Ltd., of Japan ("Heiwa"), for approximately $20 million. During the first quarter 2000, Aetna International increased its ownership interest in Heiwa to 99.82% for approximately $37 million. Heiwa contributed operating earnings of approximately $4 million during the first quarter of 2000.

On October 1, 1999, Aetna International sold its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. Operating earnings from the Canadian operations were $9 million for the three month period ended March 31, 1999. Refer to "Aetna International" in Aetna Inc.'s 1999 Annual Report on Form 10-K for additional information related to this sale.

Outlook

In connection with the Separation, the Company may sell a significant amount of its international assets which do not fit with the strategies of the newly independent health and financial services businesses or provide an adequate return on capital. The Company's international earnings would be negatively affected in 2000 by any such dispositions. Refer to "Forward-Looking Information/Risk Factors" in this Report and "Aetna International" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1999 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

                                                                                     Three Months Ended March 31,
                                                                        -----------------------------------------------
(Millions)                                                                   2000                1999          % Change
-----------------------------------------------------------------------------------------------------------------------
Premiums                                                                $    40.7         $    28.6              42.3%
Net investment income                                                       244.5             256.6              (4.7)
Fees and other income                                                         6.6               9.5             (30.5)
Net realized capital gains                                                     .6               9.2             (93.5)
---------------------------------------------------------------------------------------------------------------------
        Total revenue                                                       292.4             303.9              (3.8)
---------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                 257.7             251.5               2.5
Salaries and related benefits                                                 4.5               5.3             (15.1)
Operating expenses                                                            2.0               2.8             (28.6)
---------------------------------------------------------------------------------------------------------------------
        Total benefits and expenses                                         264.2             259.6               1.8
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   28.2              44.3             (36.3)
Income taxes                                                                 10.8              16.0             (32.5)
---------------------------------------------------------------------------------------------------------------------
Net income                                                              $    17.4         $    28.3             (38.5)%
=====================================================================================================================
Net realized capital gains, net of tax (included above)                 $      .8         $     6.0             (86.7)%
=====================================================================================================================
Deposits not included in premiums above                                 $   163.2         $   265.4             (38.5)%
=====================================================================================================================
Assets under management (1) (2)                                         $25,890.3         $27,793.3              (6.8)%
=====================================================================================================================

(1) Excludes net unrealized capital losses of $149.9 million at March 31, 2000 and net unrealized capital gains of $331.0 million at March 31, 1999.
(2) Includes assets under management of $5,946.1 million at March 31, 2000 and $6,546.7 million at March 31, 1999 related to discontinued products.

Results

Large Case Pensions' net income for the three months ended March 31, 2000 decreased by $11 million compared with the corresponding period in 1999. Net income includes Year 2000 costs of $.2 million for the three months ended March 31, 1999. Excluding net realized capital gains, results for the three months ended March 31, 2000 decreased $6 million, or 26%, compared to the corresponding period in 1999, which reflects the redeployment of capital supporting this business.

Assets under management at March 31, 2000 were 7% lower than a year earlier. This decrease primarily resulted from the continuing run off of liabilities underlying the business.

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):


                                                                                 Three Months Ended March 31,
                                                                                -----------------------------
(Millions)                                                                            2000               1999
-------------------------------------------------------------------------------------------------------------
Scheduled contract maturities and benefit payments (1)                           $   225.9           $  241.2
Contractholder withdrawals other than scheduled contract maturities
   and benefit payments                                                               55.0               75.3
Participant directed withdrawals                                                      10.8               22.4
-------------------------------------------------------------------------------------------------------------

(1) Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Discontinued Products

The Company discontinued the sale of its fully guaranteed large case pension products (single-premium annuities ("SPAs") and guaranteed investment contracts ("GICs")) in 1993. The Company established a reserve for anticipated future losses on these products based on the present value of the difference between the expected cash flows from the assets supporting these products and the cash flows expected to be required to meet the product obligations.

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

The results of discontinued products were as follows:

                                                                                                  Three Months Ended March 31,
                                                                                               -------------------------------
(Millions)                                                                                            2000                1999
------------------------------------------------------------------------------------------------------------------------------
Interest margin (deficit) (1)                                                                      $   3.6            $   (5.3)
Net realized capital gains                                                                             1.9                 6.6
Interest earned on receivable from continuing products                                                 5.3                 5.5
Other, net                                                                                             6.3                 4.6
------------------------------------------------------------------------------------------------------------------------------
Results of discontinued products, after tax                                                        $  17.1            $   11.4
==============================================================================================================================
Results of discontinued products, pretax                                                           $  23.2            $   17.5
==============================================================================================================================
Net realized capital gains (losses) from sales of bonds, after tax (included above)                $ (20.2)           $    5.5
==============================================================================================================================

(1) The interest margin (deficit) is the difference between earnings on invested assets and interest credited to contractholders.

The interest margin for the three months ended March 31, 2000 increased by $9 million compared to the corresponding period in 1999. The increase in interest margin is primarily a result of increased partnership distributions and higher investment income on equities. The first quarter 2000 net realized capital gains decreased by $5 million compared to the first quarter 1999. This decrease primarily results from realized capital losses on bonds, due to the current interest rate environment, offset by capital gains from the sale of equities.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $469 million at March 31, 2000 and $464 million at December 31, 1999, net of related deferred taxes payable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The reserve for anticipated future losses on discontinued products represents the present value (at the risk-free rate at the time of discontinuance, consistent with the duration of the liabilities) of the difference between the expected cash flows from the assets supporting discontinued products and the cash flows expected to be required to meet the obligations of the outstanding contracts. Calculation of the reserve for anticipated future losses requires projection of both the amount and the timing of cash flows over approximately the next 30 years, including consideration of, among other things, future investment results, participant withdrawal and mortality rates, as well as the cost of asset management and customer service. Since 1993, there have been no significant changes to the assumptions underlying the calculation of the reserve related to the projection of the amount and timing of cash flows.

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

The previous years' actual participant withdrawal experience is used for the current year assumption. Prior to 1995, the Company used the 1983 Group Annuitant Mortality table published by the Society of Actuaries (the "Society"). In 1995, the Society published the 1994 Uninsured Pensioner's mortality table, which has been used since then.

The Company's assumptions about the cost of asset management and customer service reflect actual investment and general expenses allocated over invested assets. Since inception, the expense assumption has increased as the level of fixed expenses has not declined as rapidly as the liability run off.

The activity in the reserve for anticipated future losses on discontinued products for the three months ended March 31, 2000 was as follows (pretax):


(Millions)
-----------------------------------------------------------------
Reserve at December 31, 1999                          $   1,147.6
Operating income                                             13.2
Net realized capital gains                                     .1
Mortality and other                                           9.9
-----------------------------------------------------------------
Reserve at March 31, 2000                             $   1,170.8
=================================================================

The discontinued products investment portfolio is as follows:


(Millions)                                         March 31, 2000               December 31, 1999
---------------------------------------------------------------------------------------------------
Class                                            Amount     Percent              Amount     Percent
---------------------------------------------------------------------------------------------------
Debt Securities                            $    4,437.3        75.4%         $  4,533.0        77.2%
Mortgage Loans                                    788.0        13.4               768.8        13.1
Real Estate                                       116.6         2.0               112.7         1.9
Equities                                          263.7         4.5               239.7         4.1
Short-term and other investments                  278.7         4.7               214.2         3.7
---------------------------------------------------------------------------------------------------
Total                                      $    5,884.3       100.0%         $  5,868.4       100.0%
===================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Distributions on discontinued products were as follows:


                                                                                    Three Months Ended March 31,
                                                                                ----------------------------------
(Millions)                                                                             2000                   1999
------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities, settlements and benefit payments                  $    251.2                $ 310.5
Participant directed withdrawals                                                        2.7                    4.3
------------------------------------------------------------------------------------------------------------------

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Refer to Note 8 of Condensed Notes to Consolidated Financial Statements for additional information.

CORPORATE

Operating Summary


                                                             Three Months Ended March 31,
                                                     --------------------------------------------
(Millions, after tax)                                    2000              1999          % Change
-------------------------------------------------------------------------------------------------
Interest expense                                     $   50.0           $  40.6              23.2%
=================================================================================================
Salaries and related benefits                        $   10.2           $  11.5             (11.3)%
Other operating expense, net                             13.1               8.3              57.8
-------------------------------------------------------------------------------------------------
Total other expense                                  $   23.3           $  19.8              17.7%
=================================================================================================

The Corporate segment includes interest expense and other expenses that are not directly related to the Company's business segments. "Other operating expense, net" includes corporate expenses, such as staff area expenses, advertising and contributions, which are partially offset by net investment income. There were no realized capital gains or losses in the first quarter 2000 or first quarter 1999.

The first quarter 2000 increase in interest expense primarily results from additional debt incurred in connection with the PHC acquisition in August 1999.

Other operating expenses include Year 2000 costs of $1 million for the three months ended March 31, 1999. Other operating expenses increased $5 million in 2000, primarily resulting from costs relating to the Separation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company's total general account portfolio (including assets supporting discontinued products and experience-rated products).


(Millions)                                                March 31, 2000                  December 31, 1999
-----------------------------------------------------------------------------------------------------------
Debt securities available for sale                           $  30,644.5                        $  28,661.6
Debt securities held to maturity                                   126.8                                  -
Equity securities                                                1,774.2                              791.1
Short-term investments                                             606.1                              788.2
Mortgage loans                                                   3,181.2                            3,238.2
Commercial loans                                                 1,156.6                                  -
Real estate                                                        485.3                              361.8
Policy loans                                                       811.7                              541.5
Other                                                            1,724.6                            1,394.8
-----------------------------------------------------------------------------------------------------------
Total investments                                            $  40,511.0                        $  35,777.2
============================================================================================================

Debt Securities

Debt securities represented 76% of the Company's total general account invested assets at March 31, 2000 and 80% at December 31, 1999 and supported the following types of businesses:


(Millions)                                                 March 31, 2000        December 31, 1999
--------------------------------------------------------------------------------------------------
Supporting discontinued products                             $    4,437.3              $   4,533.0
Supporting experience-rated products                             11,891.5                 11,879.5
Supporting remaining products                                    14,442.5                 12,249.1
--------------------------------------------------------------------------------------------------
Total debt securities (1)                                    $   30,771.3              $  28,661.6
==================================================================================================

(1) Total debt securities include "Below Investment Grade" securities of $2.4 billion at March 31, 2000 and $2.1 billion at December 31, 1999 of which 41% at March 31, 2000 and 46% at December 31, 1999 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a discussion of "Below Investment Grade" securities.

Debt securities reflected net unrealized capital losses of $524 million at March 31, 2000 and $748 million at December 31, 1999. Of the net unrealized capital losses at March 31, 2000, $62 million relate to assets supporting discontinued products and $208 million relate to experience-rated pension contractholders.

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities are residential collateralized mortgage obligations ("CMOs") of $1.8 billion at March 31, 2000 and $1.7 billion at December 31, 1999. There are various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates, resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At March 31, 2000, approximately 2% and at December 31, 1999, approximately 1% of the Company's CMO holdings were invested in CMOs that are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (CONTINUED)

Mortgage and Commercial Loans

At March 31, 2000 and December 31, 1999, the Company's mortgage loan investments, net of impairment reserves, supported the following types of businesses:


(Millions)                                            March 31, 2000                   December 31, 1999
--------------------------------------------------------------------------------------------------------
Supporting discontinued products                          $    788.0                          $    768.8
Supporting experience-rated products                           807.2                               923.4
Supporting remaining products                                1,586.0                             1,546.0
--------------------------------------------------------------------------------------------------------
Total mortgage loans                                      $  3,181.2                          $  3,238.2
========================================================================================================
Total commercial loans                                    $  1,156.6                          $        -
========================================================================================================

During the first three months of 2000, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 8% at March 31, 2000 and 9% at December 31, 1999 of the Company's total general account invested assets.

Problem, restructured and potential problem loans included in mortgage loans were $277 million at March 31, 2000 and $285 million at December 31, 1999 of which 77% at March 31, 2000 and 79% at December 31, 1999 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $36 million at March 31, 2000 and $32 million at December 31, 1999. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a discussion of problem, restructured and potential problem loans and Note 5 of the Condensed Notes to Consolidated Financial Statements for additional information.

During the first quarter 2000, as part of the Heiwa acquisition, the Company acquired approximately $1.2 billion of commercial loans, net of an allowance for loan losses of approximately $160 million. These loans are primarily secured corporate working capital loans mostly to Japanese borrowers.

Risk Management and Market-Sensitive Instruments

The Company manages interest rate risk by seeking to maintain a tight duration band, while credit risk is managed by seeking to maintain high average quality ratings and diversified sector exposure within the debt securities portfolio. The Company's use of derivatives is generally limited to hedging purposes and has principally consisted of using interest rate swap agreements, futures contracts, warrants, foreign exchange forward contracts, currency swap agreements and options to hedge interest rate, equity price and foreign exchange risks.

The Company regularly evaluates the risk of market-sensitive instruments by examining, among other things, levels of or changes in domestic and/or foreign interest rates (short-term or long-term), duration, exchange rates, prepayment rates, equity markets or credit ratings/spreads.

Management also reviews, on a quarterly basis, hypothetical net losses in the Company's consolidated near-term financial position, results of operations and cash flows under certain assumed market rate changes. Based on the Company's overall exposure to interest rate risk, equity price risk and foreign exchange risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of March 31, 2000. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a more complete discussion of "Risk Management and Market-Sensitive Instruments".

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

During the first three months of 2000, the Company used net cash generated from investing, financing and operating activities to make approximately $75 million of investments in core businesses and acquisitions, pay approximately $94 million for common stock repurchases and pay approximately $28 million of dividends to shareholders. During the corresponding period of 1999, the Company used net cash generated from investing, financing and operating activities to make approximately $165 million of investments in core businesses and acquisitions, pay approximately $40 million for common stock repurchases and pay approximately $42 million of dividends to shareholders. Refer to the "Consolidated Statements of Cash Flows" for additional information.

Dividends

On February 25, 2000, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock to shareholders of record at the close of business April 28, 2000, payable May 15, 2000.

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services, Inc. and are fully and unconditionally guaranteed by Aetna Inc. Refer to Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $2.0 billion during the first three months of 2000 and $1.1 billion during the first three months of 1999.

Common Stock Transactions

On October 8, 1999, the Board of Directors authorized the repurchase of up to 20 million shares of common stock, not to exceed an aggregate purchase price of $1 billion (the "Plan"). Pursuant to the Plan, the Company has repurchased 8,705,000 shares of common stock at a cost of approximately $472 million through March 31, 2000, of which 1,785,000 shares at a cost of $95 million were repurchased during the first three months of 2000.

In connection with the Separation, the Company is examining the liquidity and capital resource needs of the future independent businesses, including the appropriate level of debt for each business. Refer to "Overview" for additional information regarding the Separation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill and other acquired intangible assets were $9.1 billion at March 31, 2000, or approximately 83% of consolidated shareholders' equity. The amortization of goodwill and other acquired intangible assets was $116 million for the three months ended March 31, 2000, or approximately 39% of pretax income. The amortization of other acquired intangible assets reflects management's estimate of the useful life of acquired intangible assets (primarily customer lists, health provider networks, workforce and computer systems), generally over various periods not exceeding 25 years. Management's estimate of the useful life of goodwill, which represents the excess of cost over the fair value of net assets acquired, is over periods not exceeding 40 years. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether future operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse effect on results of operations and financial condition.

NEW ACCOUNTING STANDARDS

Refer to Note 1 of the Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

REGULATORY ENVIRONMENT

The "Regulatory Environment" portion of Aetna Inc.'s 1999 Annual Report on Form 10-K contains a discussion of important regulatory issues related to the Company's businesses. Certain recent regulatory developments are described below.

- On April 11, 2000, Aetna U.S. Healthcare's Texas HMOs entered into an Agreement of Voluntary Compliance ("AVC") with the Office of the Attorney General of Texas ("OAG") to settle, with prejudice and without admission, litigation commenced by the OAG in December 1998 regarding certain alleged business practices and to make additional commitments which the Company believes will help restore public confidence in managed care. The AVC provides for, among other things, allowing directly contracted Texas physicians in small group or individual practice to choose whether to participate in either or both of Aetna U.S. Healthcare's HMO/HMO-based and PPO/PPO-based product lines; paying directly contracted capitated primary care physicians with fewer than 100 HMO members on a fee-for-service basis rather than a capitated basis; expanding independent external review of coverage denials to include disputes regarding experimental and investigational coverage, emergency coverage, prescription drug coverage and standing referrals to specialists; and the creation of an Office of the Ombudsman that will act as an advocate for members and assist them with appeals or complaints. The AVC does not include any finding of fault nor does it includes any fines or penalties. The Company does not expect the AVC to have a material effect on its financial condition or results of operations, and the AVC provides for potential relief should such unexpected impact occur.

- From time to time the Company's business practices are subject to review by various state or federal regulatory authorities. These reviews may result in agreements between the Company and these authorities or other changes clarifying the Company's practices, and may result in fines or penalties. Currently, Aetna U.S. Healthcare's contractual provisions regarding physician participation in its product lines and its claim payment practices are the subject of review in various jurisdictions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (CONTINUED)

- As described in Aetna Inc.'s 1999 Annual Report on Form 10-K, additional legislation or regulation related to our businesses has been enacted or is being considered by the federal government and many states and this could adversely impact our businesses. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs that we expect to result from these types of legislation.

     - On April 6, 2000, the State of New Jersey enacted the New Jersey Insolvent Health Maintenance Organization Assistance Fund Act of 2000 (the "Act") designed to reimburse individuals who were covered by and providers that had contracts with two New Jersey HMOs prior to their insolvency. The total amount to be assessed to all HMOs in New Jersey is $50 million. The Act requires that HMOs in the New Jersey market be assessed a charge calculated based on each HMO's proportionate share of premiums written in New Jersey relative to all HMO premiums written in New Jersey. The Company believes its proportionate share will be significant and expects to record an estimate of this amount in the second quarter of 2000.

     - President Clinton has signed the Gramm-Leach-Bliley Act (the "GLB Act"), which permits affiliations among banks, insurance companies and securities firms. The GLB Act may have competitive, operational, financial and other implications for us. In particular, the GLB Act includes privacy protections requiring all financial services providers to disclose their privacy policies and restrict the sharing of personal information for marketing purposes. Various states are considering even more restrictive privacy measures that could potentially affect our operations and results of operations.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" portion of Aetna Inc.'s 1999 Annual Report on Form 10-K contains a discussion of important risk factors related to the Company's businesses.

We also face certain risks related to our pending Separation into independent health and wealth businesses. Our ability to complete the Separation is subject, among other things, to receipt of required regulatory approvals and satisfaction of certain tax and other legal requirements. We cannot control the timing of those matters. Completion of the Separation therefore could be delayed beyond the end of 2000, which could, among other things, increase the cost to us of implementing the Separation.

Uncertainty resulting from the Company's March 12, 2000 announcement of the Separation may negatively influence our customers' and potential customers' decisions to select the Company's products and/or services, which could have an adverse effect on our results of operations and otherwise adversely affect us.

In order for us to achieve the benefits we expect from the Separation, including among other things improved performance by the two resulting companies, we must be able to, among other things, successfully separate our businesses in a manner that does not increase their overall expenses while at the same time replicating in each of the resulting companies the functions that currently are performed in our Corporate segment.

Recent regulatory developments could adversely affect our businesses. The regulatory developments described in "Regulatory Environment" in this Report could adversely affect our businesses by, among other things, increasing our medical costs and/or operating expenses, reducing our ability to manage medical costs and/or potentially restricting certain marketing activities. It is uncertain whether we could counteract, through higher prices or other measures, these adverse effects.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Total Investments".

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation
----------------------
Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert; on November 26, 1997 by the Rainbow Fund, Inc.; and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March 1999. On August 9, 1999, the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Merits discovery was completed in early 2000. On January 31, 2000 plaintiffs filed expert reports. On February 3, 2000, defendants filed motions for summary judgment. Also on February 3, 2000, plaintiffs moved for permission to file a third amended complaint. On March 20, 2000, the Court granted plaintiffs leave to file a third amended complaint and adopted a revised schedule. Under the revised schedule, expert discovery is scheduled to be completed in the second quarter of 2000 and defendants are to file new summary judgment motions and any supplemental expert reports in May 2000. Trial is now scheduled to begin in the third quarter of 2000. Defendants are defending the actions vigorously.

Four purported shareholder class action complaints were filed in the Superior Court of Connecticut, Hartford County alleging in substance that the Company and its directors breached fiduciary duties to shareholders in responding to a February 24, 2000 letter from Wellpoint Health Networks, Inc. and ING America Insurance Holdings, Inc. which had invited discussions concerning a possible transaction. These actions were filed on behalf of George Schore, Michael Demetrio and Gersh Korsinsky on March 3, 2000, The Rainbow Fund on March 7, 2000, Eleanor Werbowsky on March 7, 2000, and Catherine M. Friend on March 23, 2000. A fifth, substantially similar purported class action complaint was filed on behalf of Barnett Stepak on March 28, 2000 in the Supreme Court of New York, New York County. Each action seeks various forms of relief, including unspecified damages and equitable remedies. This litigation is in the preliminary stages. Defendants intend to defend these actions vigorously.

Health Care Litigation
----------------------
The Company is involved in several purported class action lawsuits that are part of a wave of similar actions targeting the health care industry and, in particular, the conduct of business by managed care companies.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999, the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit, which is expected to render a decision on the appeal during 2000.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on October 4, 1999 by Anthony Conte (the "Conte Complaint"). The Conte Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare Inc. for alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Conte Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of provider compensation arrangements in the literature that it makes available to actual or prospective members. The Company intends to defend the action vigorously and on November 1, 1999, filed a motion to dismiss the litigation for failure to state a claim upon which relief can be granted. On December 15, 1999, the Court suspended further proceedings pending the resolution of the Maio appeal by the United States Court of Appeals for the Third Circuit.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neill (the "O'Neill Complaint"). An Amended Complaint was filed on November 9, 1999 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop. The O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages, from the Company, Aetna U.S. Healthcare Inc., Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and RICO. The O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. On November 22, 1999, defendants moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the Conte and Maio Complaints filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

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

A complaint was filed in the Superior Court of the State of California, County of San Diego on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from Aetna Inc., Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John
Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and the general public and for alleged unfair practices relating to contracting of doctors. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on November 22, 1999 by Raymond D. Williamson, III (the "Williamson Complaint"). The Williamson Complaint names as defendant The Prudential Insurance Company of America, and also names as defendants Aetna Inc. and Aetna U.S. Healthcare Inc. solely to the extent that the Company has assumed liability for the actions of Prudential in connection with the Company's acquisition of the Prudential health care business. The Williamson Complaint seeks various forms of relief from defendants, including unspecified damages, treble damages and imposition of a constructive trust, for alleged violations of RICO and ERISA. The Williamson Complaint alleges that the Prudential Health Plans engaged in a nationwide fraudulent scheme of misrepresentation by stating that coverage and treatment decisions were made on the basis of medical necessity when Prudential allegedly implemented undisclosed policies designed to deny or limit claims and medical services. On December 30, 1999, the Company moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the fact that the Maio and Conte Complaints were filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

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

Financial Services Litigation
-----------------------------
In recent years, several life insurance and annuity companies have been named as defendants in lawsuits, including class action lawsuits, relating to life insurance and annuity pricing and sales practices. A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against Aetna Life Insurance and Annuity Company ("ALIAC"), a wholly-owned subsidiary of Aetna Inc. (the "Shaner Complaint"). The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

Other Litigation
----------------
The Company is also involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including bad faith, medical malpractice, marketing and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously. While the ultimate outcome of the lawsuits referred to in this paragraph cannot be determined at this time, after consideration of the defenses available to the Company and any related reserves established, and after consultation with counsel, the lawsuits referred to in this paragraph are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 5. Other Information.

(a)    NAIC IRIS Ratios

The National Association of Insurance Commissioners ("NAIC") Insurance Regulatory Information Systems ("IRIS") ratios cover 12 categories of financial data with defined usual ranges for each category. The ratios are intended to provide insurance regulators "early warnings" as to when a given company might warrant special attention. An insurance company may fall out of the usual range for one or more ratios and such variances may result from specific transactions that are in themselves immaterial or eliminated at the consolidated level. None of Aetna Inc.'s significant subsidiaries had more than three IRIS ratios that were outside of the NAIC usual ranges for 1999.

(b) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.


                                                  Three Months Ended
                                                       March 31,                            Years Ended December 31,
                                               --------------------------       -------------------------------------------
Aetna Inc.                                                 2000                    1999    1998      1997     1996     1995
---------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                          3.62                   4.11    4.96      5.74     2.45     4.97
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                     3.62                   3.63    3.94      4.46     2.10     4.97
---------------------------------------------------------------------------------------------------------------------------

                                                     Three Months Ended
                                                         March 31,                     Years Ended December 31,
                                                ------------------------------   -----------------------------------
Aetna Services, Inc.                                         2000                 1999      1998      1997      1996
--------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                           3.71                 3.61      4.31      5.78      2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                      3.71                 3.61      4.31      5.78      2.44
--------------------------------------------------------------------------------------------------------------------

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (Refer to Note 13 of Notes to Consolidated Financial Statements in Aetna Inc.'s 1999 Annual Report on Form 10-K.) For the first quarter of 2000 and during 1995 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

(c)       Ratings

The ratings of certain Aetna Inc.'s subsidiaries follow:

                                                                                                  Rating Agencies
                                                                         -------------------------------------------------
                                                                                                    Moody's
                                                                                        Duff &      Investors    Standard
                                                                            A.M. Best   Phelps      Service      & Poor's
--------------------------------------------------------------------------------------------------------------------------
Aetna Services, Inc. (senior debt)**
     February 7, 2000                                                           *         A              A3         A
     April 26, 2000 (1)                                                         *         A              A3         A

Aetna Services, Inc. (commercial paper)**
     February 7, 2000                                                           *        D-1             P-2       A-1
     April 26, 2000 (1)                                                         *        D-1             P-2       A-1

Aetna Life Insurance Company (claims paying/financial strength)
     February 7, 2000                                                           A        AA-             A1         A+
     April 26, 2000 (1)                                                         A        AA-             A1         A+

Aetna Life Insurance and Annuity Company
       (claims paying/financial strength)
     February 7, 2000                                                           A         AA             Aa3       AA-
     April 26, 2000 (1)                                                         A         AA             Aa3       AA-
--------------------------------------------------------------------------------------------------------------------------

*  Nonrated by the agency.
** Fully and unconditionally guaranteed by Aetna Inc.

(1) A.M. Best Company has all the ratings under review with developing implications. Moody's Investors Service placed the long-term credit ratings on review, direction uncertain. Standard & Poor's has all the ratings on CreditWatch with developing implications. Duff & Phelps Credit Rating Company has all the ratings on Rating Watch - Uncertain.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

       (10)   Material Contracts.

       10.1 Amended and Restated Credit Agreement dated as of March 27, 2000 among Aetna Services, Inc. as Borrower, Aetna Inc. as Guarantor, the banks listed on the signature pages thereof, Morgan Guaranty Trust Company of New York as Administrative Agent, J.P. Morgan Securities Inc. as Arranger, Deutsche Bank AG, New York Branch, as Co-Administrative Agent, The Chase Manhattan Bank, as Senior Managing Agent and Citibank, N.A. as Syndication Agent.

       (12)   Statement Re: Computation of Ratios.

              Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2000 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 for Aetna Inc. and for the three months ended March 31, 2000 and for the years ended December 31, 1999, 1998, 1997 and 1996 for Aetna Services, Inc.

       (15)   Letter Re: Unaudited Interim Financial Information.

              Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 26, 2000.

       (27)   Financial Data Schedule.

(b)    Reports on Form 8-K.

       The Company filed a report on Form 8-K on March 3, 2000 related to the February 24, 2000 letter received from WellPoint Health Networks, Inc. ("WellPoint") and ING America Insurance Holdings, Inc. ("ING") regarding their desire to begin discussions concerning the acquisition of Aetna.

       The Company filed a report on Form 8-K on March 13, 2000 related to the intended separation of the Company into two publicly-held stand-alone businesses as well as the Company's rejection of WellPoint and ING's offer to begin discussions concerning the acquisition of Aetna.

       The Company filed a report on Form 8-K on April 6, 2000 related to the retention of an executive recruiting firm to assist in the search for a chief executive officer for the health benefits company that will be created when the Company completes its previously announced Separation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Aetna Inc.
                                  ----------------------------------------
                                                   Registrant



Date April 27, 2000            By          /s/ Alan M. Bennett
                                  ----------------------------------------
                                               Alan M. Bennett
                                               Vice President
                                               and Corporate Controller
                                               (Chief Accounting Officer)

                                   AETNA INC.

                                  EXHIBIT INDEX

              =================================================================
EXHIBIT
NUMBER             DESCRIPTION
------             -----------
  (10)        Material Contracts.

  10.1 Amended and Restated Credit Agreement dated as of March 27, 2000 among Aetna Services, Inc. as Borrower, Aetna Inc. as Guarantor, the banks listed on the signature pages thereof, Morgan Guaranty
              Trust Company of New York as Administrative Agent, J.P. Morgan
              Securities Inc. as Arranger, Deutsche Bank AG, New York Branch, as
              Co-Administrative Agent, The Chase Manhattan Bank, as Senior
              Managing Agent and Citibank, N.A. as Syndication Agent.

  (12)        Statement Re: Computation of Ratios.

              Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the three months ended March 31, 2000 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 for
              Aetna Inc. and for the three months ended March 31, 2000 and for the years ended December 31, 1999, 1998, 1997 and 1996 for Aetna
              Services, Inc.

  (15)        Letter Re: Unaudited Interim Financial Information.

              Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated April 26, 2000.

  (27)        Financial Data Schedule.
