Form 10-Q
period 2000-06-30
AETNA INC
filed 2000-08-04
CIK 1013761

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    ---------------------------------------
                                    Form 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended JUNE 30, 2000.

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          ---------------------------

                         Commission File Number 1-11913

                          ---------------------------


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

                    Yes [X]                                       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Capital Stock (par value $.01)                                 141,149,275
-------------------------------------              -------------------------------------------------
                 (Class)                               Shares Outstanding at June 30, 2000


================================================================================

                                TABLE OF CONTENTS


                                                                                                          Page
                                                                                                          ----

PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements.
                   Consolidated Statements of Income                                                       3
                   Consolidated Balance Sheets                                                             4
                   Consolidated Statements of Shareholders' Equity                                         5
                   Consolidated Statements of Cash Flows                                                   6
                   Condensed Notes to Consolidated Financial Statements                                    7
                   Independent Auditors' Review Report                                                     28

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.                                          29

Item 3.            Quantitative and Qualitative Disclosures
                   About Market Risk.                                                                      54


PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings.                                                                      55

Item 4.            Submission of Matters to a Vote of Security Holders.                                    60

Item 5.            Other Information.                                                                      61

Item 6.            Exhibits and Reports on Form 8-K.                                                       63

Signatures                                                                                                 65

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                  --------------------           -----------------------
(Millions, except per common share data)                             2000          1999            2000             1999
------------------------------------------------------------------------------------------------------------------------
Revenue:
  Premiums                                                      $ 6,759.1     $4,641.8         $13,153.0       $ 9,023.2
  Net investment income                                             737.7        734.6           1,524.4         1,484.0
  Fees and other income                                             700.3        559.3           1,413.1         1,103.8
  Net realized capital gains (losses)                               (50.5)         9.8             (53.6)           26.9
------------------------------------------------------------------------------------------------------------------------
Total revenue                                                     8,146.6      5,945.5          16,036.9        11,637.9
------------------------------------------------------------------------------------------------------------------------
Benefits and expenses:
  Current and future benefits                                     6,277.5      4,359.1          12,160.5         8,500.4
  Operating expenses:
    Salaries and related benefits                                   711.7        493.1           1,377.0           972.4
    Other                                                           756.4        592.4           1,545.1         1,156.9
  Interest expense                                                   68.0         64.1             150.7           128.7
  Amortization of goodwill and other acquired intangible
    assets                                                          117.8        105.7             233.9           213.4
  Amortization of deferred policy acquisition costs                  58.3         51.7             117.1           101.7
  Reduction of reserve for loss on discontinued products           (146.0)       (77.2)           (146.0)          (77.2)
------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                       7,843.7      5,588.9          15,438.3        10,996.3
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          302.9        356.6             598.6           641.6
Income taxes:
  Current                                                            93.4         47.3             190.2           152.6
  Deferred                                                           23.1         91.8              52.6           101.9
------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                  116.5        139.1             242.8           254.5
------------------------------------------------------------------------------------------------------------------------
Net income                                                      $   186.4     $  217.5         $   355.8       $   387.1
========================================================================================================================
Net income applicable to common ownership                       $   186.4     $  203.7         $   355.8       $   359.5
========================================================================================================================
Results per common share:
  Basic                                                         $    1.32     $   1.45         $    2.52       $    2.55
  Diluted                                                            1.30         1.43              2.49            2.53
Dividends declared                                                    .20          .20               .40             .40
------------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 June 30,         December 31,
(Millions, except share data)                                                                       2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
  Debt securities available for sale, at fair value (amortized cost $31,412.9 and
   $29,409.4)                                                                                 $ 30,736.0           $ 28,661.6
  Debt securities held to maturity, at amortized cost                                              149.9                    -
  Equity securities, at fair value (cost $625.6 and $732.6)                                        711.1                791.1
  Short-term investments                                                                           574.3                788.2
  Mortgage loans                                                                                 3,168.6              3,238.2
  Commercial loans                                                                               1,104.2                   -
  Real estate                                                                                      496.6                361.8
  Policy loans                                                                                     839.5                541.5
  Other                                                                                          1,702.4              1,394.8
-----------------------------------------------------------------------------------------------------------------------------
Total investments                                                                               39,482.6             35,777.2
-----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                      3,754.7              2,504.5
  Short-term investments under securities loan agreement                                         1,346.4              1,037.5
  Accrued investment income                                                                        520.1                466.5
  Premiums due and other receivables                                                             2,361.2              2,751.1
  Reinsurance recoverables                                                                       3,913.5              3,881.1
  Deferred income taxes                                                                            340.6                352.0
  Deferred policy acquisition costs                                                              2,458.5              2,059.8
  Goodwill and other acquired intangible assets                                                  8,959.2              9,335.4
  Other assets                                                                                   1,952.9              1,341.7
  Separate Accounts assets                                                                      55,145.8             53,332.2
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $120,235.5           $112,839.0
=============================================================================================================================
Liabilities:
Insurance liabilities:
  Future policy benefits                                                                      $ 23,497.3           $ 17,599.3
  Unpaid claims                                                                                  4,991.1              4,976.5
  Unearned premiums                                                                                432.9                507.1
  Policyholders' funds left with the Company                                                    14,924.7             15,481.4
-----------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                                     43,846.0             38,564.3
-----------------------------------------------------------------------------------------------------------------------------
  Dividends payable to shareholders                                                                 28.2                 28.5
  Short-term debt                                                                                1,473.4              1,887.7
  Long-term debt                                                                                 2,673.9              2,677.9
  Payables under securities loan agreement                                                       1,346.4              1,037.5
  Current income taxes                                                                             325.6                307.6
  Other liabilities                                                                              4,150.4              4,195.5
  Minority and participating policyholders' interests                                              161.6                117.4
  Separate Accounts liabilities                                                                 55,145.8             53,332.2
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              109,151.3            102,148.6
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 4 and 11)
Shareholders' equity:
  Common stock ($.01 par value; 500,000,000 shares authorized; 141,149,275 in 2000 and
    142,680,694 in 1999 issued and outstanding)                                                  3,642.0              3,719.3
  Accumulated other comprehensive loss                                                            (484.2)              (655.6
  Retained earnings                                                                              7,926.4              7,626.7
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                      11,084.2             10,690.4
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                    $120,235.5           $112,839.0
=============================================================================================================================

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                            Accumulated Other
                                                                                            Comprehensive Loss
                                                         Class C Voting                ---------------------------
                                                            Mandatorily                    Unrealized
(Millions, except share data)                               Convertible      Common    Gains (Losses)      Foreign         Retained
Six Months Ended June 30, 2000                  Total   Preferred Stock       Stock     on Securities     Currency         Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999               $10,690.4         $      -      $3,719.3          $(206.1)     $ (449.5)       $7,626.7
Comprehensive income:
 Net income                                     355.8                                                                         355.8
 Other comprehensive income, net of tax:
    Unrealized gains on securities
     ($81.4 pretax) (1)                          52.9                                            52.9
    Foreign currency ($136.8 pretax)            118.5                                                         118.5
                                            ---------
 Other comprehensive income                     171.4
                                            ---------
Total comprehensive income                      527.2
                                            =========
Common stock issued for benefit
  plans (255,581 shares)                         17.3                           17.3
Repurchase of common shares
  (1,787,000 shares)                            (94.6)                         (94.6)
Common stock dividends                          (56.1)                                                                        (56.1)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                   $11,084.2         $      -      $3,642.0          $(153.2)     $ (331.0)       $7,926.4
===================================================================================================================================
Six Months Ended June 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998               $11,388.9        $    862.1     $3,292.4          $ 387.2      $ (209.4)       $7,056.6
Comprehensive loss:
 Net income                                     387.1                                                                         387.1
 Other comprehensive loss, net of tax:
    Unrealized losses on securities
     ($(503.4) pretax) (1)                     (327.2)                                         (327.2)
    Foreign currency ($(121.0) pretax)          (78.8)                                                        (78.8)
                                            ---------
 Other comprehensive loss                      (406.0)
                                            ---------
Total comprehensive loss                        (18.9)
                                            =========
Common stock issued for benefit
    plans (569,495 shares)                       42.5                           42.5
Repurchase of common shares
    (880,000 shares)                            (72.0)                         (72.0)
Conversion of preferred securities
    (1,776 preferred shares converted to
    1,454 common shares)                            -               (.1)          .1
Common stock dividends                          (56.3)                                                                        (56.3)
Preferred stock dividends                       (27.6)                                                                        (27.6)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999                   $11,256.6            $862.0     $3,263.0          $  60.0      $ (288.2)       $7,359.8
===================================================================================================================================

 (1) Net of reclassification adjustments.



See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.
                           AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six Months Ended June 30,
(Millions)                                                                                  2000                  1999
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                         $     355.8             $   387.1
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization (including investment discounts and premiums)           287.8                 217.7
     Net realized capital (gains) losses                                                    53.6                 (26.9)
     Changes in assets and liabilities:
         Decrease in accrued investment income                                              18.9                  61.1
         (Increase) decrease in premiums due and other receivables                          55.0                 (68.2)
         Increase in deferred policy acquisition costs                                    (238.0)               (202.8)
         Decrease in income taxes                                                          (15.7)               (278.2)
         Net (increase) decrease in other assets and other liabilities                    (155.3)                105.0
         Increase in insurance liabilities                                                  93.2                  73.6
         Other, net                                                                         29.5                  28.4
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  484.8                 296.8
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sales and investment maturities of:
     Debt securities available for sale                                                 13,001.4               9,849.7
     Equity securities                                                                   1,799.5                 213.9
     Mortgage loans                                                                        435.4                 228.4
     Real estate                                                                            12.0                  40.9
     Commercial loans                                                                       19.2                     -
     Other investments                                                                   1,446.0                 260.0
     Short-term investments                                                             10,225.8               8,231.9
     NYLCare Texas                                                                         420.0                     -
  Cost of investments in:
     Debt securities available for sale                                                (13,420.7)             (9,095.6)
     Debt securities held to maturity                                                      (44.1)                    -
     Equity securities                                                                    (621.7)               (216.6)
     Mortgage loans                                                                       (356.5)               (134.7)
     Real estate                                                                           (14.3)                (41.7)
     Other investments                                                                    (866.7)               (588.1)
     Short-term investments                                                             (9,884.6)             (8,060.7)
  Acquisitions:
     NYLCare health care business                                                              -                 (48.8)
     Other                                                                                 (75.0)                   -
  Increase in property and equipment                                                       (31.6)                (11.3)
  Other, net                                                                                33.5                 (28.1)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                2,077.6                 599.2
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Deposits and interest credited for investment contracts                                1,044.4               1,386.9
  Withdrawals of investment contracts                                                   (1,777.4)             (1,744.8)
  Repayment of long-term debt                                                               (1.1)                (30.0)
  Net decrease in short-term debt                                                         (417.0)               (194.6)
  Common stock issued under benefit plans                                                   17.3                  42.5
  Common stock acquired                                                                    (94.6)                (72.0)
  Dividends paid to shareholders                                                           (56.4)                (84.1)
  Other, net                                                                               (30.4)                (64.5)
----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                  (1,315.2)               (760.6)
----------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                 3.0                   (.8)
----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                1,250.2                 134.6
Cash and cash equivalents, beginning of period                                           2,504.5               1,951.5
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                             $   3,754.7             $ 2,086.1
======================================================================================================================
Supplemental cash flow information:
  Interest paid                                                                      $     162.4             $   117.7
  Income taxes paid                                                                        193.9                 374.5
----------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare"). All significant intercompany balances have been eliminated. Certain non-U.S. affiliates of the Company report operations on a one-month lag. In such situations, operations are reported for the three- and six-month periods beginning December 1 of the previous calendar year and ending May 31 of the current calendar year. Less than majority-owned entities, in which the Company has at least a 20% interest, are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation.

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

Future Accounting Standard

In June 1998, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, these standards are effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133, as amended, on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard and currently does not believe that this standard will have a material effect on the Company's financial position or results of operations.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

2.   RECENT DEVELOPMENTS

Agreement to Sell Aetna Financial Services and Aetna International

On July 20, 2000, the Company announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. Under the terms of the agreement and in an integrated transaction, the Company will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of the Aetna U.S. Healthcare and Large Case Pensions businesses. Simultaneously, Aetna Inc., which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING. In exchange for each Aetna Inc. share, Aetna shareholders will receive one share in the standalone health company, which will be named Aetna Inc., and approximately $35 per share in cash. When ING acquires Aetna Inc., that entity is expected to have approximately $2.7 billion in long-term debt which will be assumed by ING.

The Company's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year end 2000. The Company expects that it will incur certain costs associated with the definitive agreement with ING related to the consummation of the transaction (including fees for outside financial and legal advisors and expenses related to the change-in-control of Aetna Inc.) and such costs may be material.

In connection with its spinoff from the Company, the standalone health company generally will assume all liabilities related to the Aetna U.S. Healthcare and Large Case Pensions businesses. In addition, the standalone health company generally will be responsible for the Company's liabilities other than those arising out of the Aetna Financial Services and Aetna International businesses being sold to ING. These liabilities include the post-retirement pension and other benefits payable to all former employees of the Company, liabilities arising out of health litigation and certain corporate-level litigation to which Aetna Inc. is a party, and all liabilities arising out of certain divestiture transactions consummated by the Company prior to the closing of the health company's spinoff from the Company.


Other

The Company's Medicare+Choice contracts with the federal government are renewed for a one-year period each January 1. On June 29, 2000, the Company notified the Health Care Financing Administration ("HCFA") of its intent to exit a number of Medicare service areas affecting approximately 340,000 members, or approximately 50 percent of the Company's total current Medicare membership. The termination of these Medicare+Choice contracts will become effective on December 31, 2000. The Company may elect to continue to provide Medicare benefits to members in these service areas, in accordance with HCFA regulations and guidelines, if legislative or regulatory changes are made that would increase payments from HCFA to the Company within six months following this notification date.

During the remainder of 2000, the Company will continue to monitor any legislative or regulatory changes that might increase payments under applicable Medicare+Choice contracts and then make a final determination, as permitted under HCFA regulations, depending on the level of any such reimbursement increase. The Company will also, at such time, evaluate the need for the establishment of liabilities related to the withdrawal from applicable Medicare service areas, including employee termination benefits and related costs, as well as evaluate any impairment related to goodwill still separately identifiable with such service areas, which is considered recoverable pending a final decision to exit. Goodwill associated with such Medicare service areas was approximately $275 million at June 30, 2000.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

3.   EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three and six months ended June 30, was as follows:

Three Months Ended June 30,                                                   Income             Shares             Per Common
(Millions, except per common share data)                                  (Numerator)      (Denominator)          Share Amount
------------------------------------------------------------------------------------------------------------------------------
2000
Basic EPS
   Net income                                                                  $186.4              141.0                 $1.32
                                                                               ======                                    =====
Effect of dilutive securities:
   Stock options and other (1)                                                                       2.2
                                                                                                     ---
Diluted EPS
   Income applicable to common ownership and assumed conversions               $186.4              143.2                 $1.30
==============================================================================================================================
1999
Net income                                                                     $217.5
Less:  preferred stock dividends                                                 13.8
                                                                               ------
Basic EPS
   Income applicable to common ownership                                       $203.7              140.9                 $1.45
                                                                               ======                                    =====
Effect of dilutive securities:
   Stock options and other (1)                                                                       1.3
                                                                                                     ---
Diluted EPS (2)
   Income applicable to common ownership and assumed conversions               $203.7              142.2                 $1.43
==============================================================================================================================

Six Months Ended June 30,                                                     Income             Shares             Per Common
(Millions, except per common share data)                                  (Numerator)      (Denominator)          Share Amount
------------------------------------------------------------------------------------------------------------------------------
2000
Basic EPS
   Net income                                                                  $355.8              141.1                 $2.52
                                                                               ======                                    =====
Effect of dilutive securities:
   Stock options and other (3)                                                                       1.6
                                                                                                     ---
Diluted EPS

   Income applicable to common ownership and assumed conversions               $355.8              142.7                 $2.49
==============================================================================================================================
1999
Net income                                                                     $387.1
Less:  preferred stock dividends                                                 27.6
                                                                               ------
Basic EPS

   Income applicable to common ownership                                       $359.5              141.1                 $2.55
                                                                               ======                                    =====
Effect of dilutive securities:
   Stock options and other (3)                                                                       1.2
                                                                                                     ---
Diluted EPS (2)
   Income applicable to common ownership and assumed conversions               $359.5              142.3                 $2.53
==============================================================================================================================

(1) Options to purchase shares of common stock and stock appreciation rights ("SARs") for the three months ended June 30, 2000 and 1999 of 9.5 million shares (with exercise prices ranging from $61.63 to $112.63) and 2.2 million shares (with exercise prices ranging from $88.94 to $112.63), respectively, were not included in the calculation of diluted earnings per common share because the options' and SARs' exercise price was greater than the average market price of common shares.
(2) The issuable Aetna common stock related to Class C voting mandatorily convertible preferred stock ("Class C Shares") (9.5 million weighted average shares in 1999) was not included in the computation of diluted earnings per common share for the three and six months ended June 30, 1999 because to do so would be antidilutive. On July 19, 1999, the Company redeemed all outstanding Class C Shares and issued 9.5 million shares of Aetna common stock to effect the redemption.
(3) Options to purchase shares of common stock and SARs for the six months ended June 30, 2000 and 1999 of 9.6 million shares (with exercise prices ranging from $56.88 to $112.63) and 5.4 million shares (with exercise prices ranging from $86.25 to $112.63), respectively, were not included in the calculation of diluted earnings per common share because the options' and SARs' exercise price was greater than the average market price of common shares.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

4.   ACQUISITIONS AND DISPOSITIONS

Aetna U.S. Healthcare

On August 6, 1999, the Company acquired from The Prudential Insurance Company of America ("Prudential") the Prudential health care business ("PHC") for approximately $1 billion. The acquisition was accounted for as a purchase. In addition to recording the assets and liabilities acquired at fair value, the purchase price allocation at the acquisition date included: (1) an asset of $130 million, representing the fair value adjustment of a reinsurance agreement (discussed below), primarily reflecting the net benefits to be received from Prudential over the life of the agreement; (2) a liability of $129 million, representing a fair value adjustment for the unfavorable component of the contracts underlying the acquired medical risk business and (3) an asset of $21 million, representing the above-market compensation component related to supplemental fees to be received under the Company's agreement to service Prudential's administrative services only ("ASO") contracts (discussed below). Refer to the Company's 1999 Annual Report on Form 10-K for further discussion of the PHC acquisition.

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

For the three and six months ended June 30, 2000, the Company recorded asset amortization of $6 million and $13 million pretax, respectively, related to the fair value adjustment of the reinsurance agreement; liability amortization of $9 million and $22 million pretax, respectively, related to the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business and asset amortization of $4 million and $11 million pretax, respectively, related to the above-market compensation component related to the supplemental fees under the ASO contracts.

The Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Premium expense recognized for the three and six months ended June 30, 2000 was $4 million and $7 million pretax, respectively. Under the agreement, Prudential has agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold was 83.5% for August 6, 1999 through December 31, 1999 and is 84% for January 1, 2000 through December 31, 2000. During the three and six months ended June 30, 2000, reinsurance recoveries under this agreement (reflected as a reduction of current and future benefits) were $36 million and $46 million pretax, respectively. The premium is subject to adjustment if medical costs of PHC are below these threshold medical loss ratio levels. Prudential has also agreed to indemnify the Company for unanticipated increases in medical claims payable existing at the acquisition date for a period of up to nine months following the closing.

The Company also agreed to service Prudential's ASO contracts following the closing. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run off period, but no later than June 30, 2001. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO customers to the Company, as well as paying certain supplemental fees. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the three and six months ended June 30, 2000, the Company recorded total fees for servicing the Prudential ASO business of approximately $98 million and $204 million pretax, respectively, including supplemental fees of approximately $36 million and $84 million pretax, respectively, which was net of the asset amortization related to the above-market compensation component related to the supplemental fees under the ASO contracts described above (reflected as fees and other income).

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

Aetna International

On July 19, 2000, Aetna International Inc. ("Aetna International") signed an agreement to sell its New Zealand operation, Aetna Health Limited, to Southern Cross Medical Care Society. The sale is expected to close in the third quarter of 2000, subject to New Zealand Commerce Commission approval. The earnings of Aetna Health Limited are not material to the Company.

On July 14, 2000, Aetna International announced an agreement in principle to sell its 49 percent ownership interest in a Venezuelan joint venture, Seguros Mercantil, to the Venezuelan majority owner, Mercantil Servicios Financieros. The sale is expected to close in the third quarter of 2000. The earnings of Seguros Mercantil are not material to the Company.

On January 14, 2000, Aetna International and its Mexican partner sold two of their Mexican joint venture companies, Seguros Monterrey Aetna, S.A. and Fianzas Monterrey Aetna, S.A., to New York Life International, Inc., a subsidiary of New York Life Insurance Company, for approximately $570 million in cash (Aetna International's share of the proceeds was approximately $279 million). The sale resulted in an after-tax capital gain of approximately $13 million. These two joint ventures contributed operating earnings of approximately $6 million and $7 million for the six months ended June 30, 2000 and 1999, respectively.

On November 18, 1999, Aetna International acquired a 33% ownership interest in Aetna Heiwa Life Insurance Company Ltd., formerly known as The Heiwa Life Insurance Company Ltd., of Japan ("Heiwa"), for approximately $20 million. During the first quarter 2000, Aetna International increased its ownership interest in Heiwa to 99.82% for approximately $37 million.

On October 1, 1999, Aetna International sold its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. Operating earnings from the Canadian operations were $19 million for the six months ended June 30, 1999.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5.   INVESTMENTS

Net investment income includes amounts allocable to experience-rated contractholders of $246 million and $257 million for the three months ended June 30, 2000 and 1999, respectively, and $496 and $513 million for the six months ended June 30, 2000 and 1999, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital gains (losses) allocable to experience-rated contractholders of $(19) million and $3 million for the three months ended June 30, 2000 and 1999, respectively, and $(51) million and $9 million for the six months ended June 30, 2000 and 1999, respectively, were deducted from net realized capital gains as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

During the first quarter 2000, as part of the Heiwa acquisition, the Company acquired approximately $1.2 billion of commercial loans (primarily secured corporate working capital loans mostly to Japanese borrowers), net of an allowance for loan losses of approximately $174 million, as adjusted within the purchase price allocation period. Interest on these loans is accrued and credited to income based on the principal amount outstanding.

The total recorded investment in mortgage loans that are considered to be impaired (including problem loans, restructured loans and potential problem loans) and related specific reserves are presented in the table below.

                                                      June 30, 2000                           December 31, 1999
                                                ----------------------------          -------------------------------
                                                     Total                                 Total
                                                  Recorded          Specific            Recorded             Specific
(Millions)                                      Investment          Reserves          Investment             Reserves
---------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                    $157.5             $22.2              $158.9                $22.2
Supporting experience-rated products                  66.1               8.5                66.9                  8.8
Supporting remaining products                         66.8               5.7                59.2                  1.1
---------------------------------------------------------------------------------------------------------------------
Total impaired loans                                $290.4(1)          $36.4              $285.0(1)             $32.1
=====================================================================================================================

(1) Includes impaired loans of $113.5 million and $109.0 million at June 30, 2000 and December 31, 1999, respectively, for which no specific reserves are considered necessary.

The activity in the specific and general reserves for the six months ended June 30, 2000 and 1999 is summarized below:

                                                                     Supporting
                                                  Supporting        Experience-        Supporting
                                                Discontinued              Rated         Remaining
 (Millions)                                         Products           Products          Products              Total
 -------------------------------------------------------------------------------------------------------------------
 Balance at December 31, 1999                          $28.9              $15.6             $ 4.8              $49.3
 Credited to net realized capital losses                   -                (.3)              (.1)               (.4)
 Charged to other accounts                                 -                  -               1.8                1.8
 Principal write-offs                                      -                  -               (.6)               (.6)
 -------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 2000                              $28.9              $15.3             $ 5.9              $50.1(1)
 ===================================================================================================================
 Balance at December 31, 1998                          $29.5              $29.6             $ 7.8              $66.9
 Charged to other accounts                                 -                 -                1.4                1.4
 Principal write-offs                                    (.6)              (4.4)              (.2)              (5.2)
 -------------------------------------------------------------------------------------------------------------------
 Balance at June 30, 1999                              $28.9              $25.2             $ 9.0              $63.1(1)
 ===================================================================================================================

 (1) Total reserves at June 30, 2000 and 1999 include $36.4 million and $43.8 million of specific reserves, respectively, and $13.7 million and $19.3 million of general reserves, respectively.

Item 1.  Financial Statements.

                      AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

5.   INVESTMENTS (CONTINUED)

Income earned (pretax) and cash received on the average recorded investment in impaired loans was as follows:


                                                   Three Months Ended                       Six Months Ended
                                                      June 30, 2000                           June 30, 2000
                                              ------------------------------       ---------------------------------
                                               Average                              Average
                                              Impaired     Income       Cash       Impaired     Income          Cash
(Millions)                                       Loans     Earned   Received          Loans     Earned      Received
--------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                $157.6       $2.5       $2.5         $157.9      $ 5.2         $ 5.2
Supporting experience-rated products              66.6        1.6        1.7           71.9        3.3           3.3
Supporting remaining products                     67.4        2.4        2.8           55.4        5.1           5.6
--------------------------------------------------------------------------------------------------------------------
Total                                           $291.6       $6.5       $7.0         $285.2      $13.6         $14.1
====================================================================================================================




                                                   Three Months Ended                       Six Months Ended
                                                      June 30, 1999                           June 30, 1999
                                              ------------------------------       ---------------------------------
                                               Average                              Average
                                              Impaired     Income       Cash       Impaired     Income          Cash
(Millions)                                       Loans     Earned   Received          Loans     Earned      Received
--------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                $158.2       $3.3       $3.3         $159.4       $6.0          $6.0
Supporting experience-rated products              95.5        2.4        2.4           93.9        4.3           4.2
Supporting remaining products                     28.6        2.4        2.3           34.8        3.1           2.8
--------------------------------------------------------------------------------------------------------------------
Total                                           $282.3       $8.1       $8.0         $288.1      $13.4         $13.0
====================================================================================================================

6.   SUPPLEMENTAL CASH FLOW INFORMATION

Significant noncash investing and financing activities included acquisition of real estate through foreclosures of mortgage loans amounting to $6 million and $8 million for the six months ended June 30, 2000 and 1999, respectively.

7.   ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:


                                                                                               Six Months
                                                                                             Ended June 30,
                                                                                         ----------------------
(Millions)                                                                                   2000          1999
---------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                             $48.5       $(270.1)
Less:  reclassification adjustment for gains (losses) and other items included in
net income (2)                                                                               (4.4)         57.1
---------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                                                 $52.9       $(327.2)
===============================================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $74.6 million and $(415.6) million for 2000 and 1999, respectively.

(2) Pretax reclassification adjustments for gains and other items included in net income were $(6.8) million and $87.8 million for 2000 and 1999, respectively.

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

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At June 30, 2000, the receivable from continuing products, net of related deferred taxes payable of $72 million on the accrued interest income, was $380 million. At December 31, 1999, the receivable from continuing products, net of related deferred taxes payable of $67 million on accrued interest income, was $464 million. These amounts were eliminated in consolidation.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.   DISCONTINUED PRODUCTS  (CONTINUED)

Results of discontinued products were as follows (pretax, in millions):


                                                                                     Charged (Credited)
                                                                                        to Reserve for
Three months ended June 30, 2000                                       Results           Future Losses             Net (1)
----------------------------------------------------------------------------------------------------------------------
Net investment income                                                   $ 102.2          $     -               $ 102.2
Net realized capital gains                                                    -                -                     -
Interest earned on receivable from continuing products                      8.2                -                   8.2
Other income                                                                5.3                -                   5.3
----------------------------------------------------------------------------------------------------------------------
 Total revenue                                                            115.7                -                 115.7
----------------------------------------------------------------------------------------------------------------------
Current and future benefits                                               113.5             (1.2)                112.3
Operating expenses                                                          3.4                -                   3.4

----------------------------------------------------------------------------------------------------------------------
 Total benefits and expenses                                              116.9             (1.2)                115.7
----------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                        $  (1.2)         $   1.2               $    -
======================================================================================================================
Three months ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------
Net investment income                                                   $ 121.7          $     -               $ 121.7
Net realized capital gains                                                  8.1             (8.1)                    -
Interest earned on receivable from continuing products                      8.5                -                   8.5
Other income                                                                4.9                -                   4.9
----------------------------------------------------------------------------------------------------------------------
 Total revenue                                                            143.2             (8.1)                135.1
----------------------------------------------------------------------------------------------------------------------
Current and future benefits                                               126.9              5.1                 132.0
Operating expenses                                                          3.1                -                   3.1
----------------------------------------------------------------------------------------------------------------------
 Total benefits and expenses                                              130.0              5.1                 135.1
----------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                        $  13.2          $ (13.2)              $     -
======================================================================================================================

 (1) Amounts are reflected in the June 30, 2000 and 1999 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

                                                                                    Charged (Credited)
                                                                                       to Reserve for
Six months ended June 30, 2000                                          Results         Future Losses              Net (1)
----------------------------------------------------------------------------------------------------------------------
Net investment income                                                   $ 223.9          $    -               $  223.9
Net realized capital gains                                                   .1             (.1)                     -
Interest earned on receivable from continuing products                     16.3               -                   16.3
Other income                                                               18.3               -                   18.3
----------------------------------------------------------------------------------------------------------------------
 Total revenue                                                            258.6             (.1)                 258.5
----------------------------------------------------------------------------------------------------------------------
Current and future benefits                                               229.7            21.9                  251.6
Operating expenses                                                          6.9               -                    6.9
----------------------------------------------------------------------------------------------------------------------
 Total benefits and expenses                                              236.6            21.9                  258.5
----------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                        $  22.0          $(22.0)              $      -
======================================================================================================================

Six months ended June 30, 1999
----------------------------------------------------------------------------------------------------------------------
Net investment income                                                   $ 243.8          $     -              $  243.8
Net realized capital gains                                                 18.3            (18.3)                    -
Interest earned on receivable from continuing products                     16.9                -                  16.9
Other income                                                               15.3                -                  15.3
----------------------------------------------------------------------------------------------------------------------
 Total revenue                                                            294.3            (18.3)                276.0
----------------------------------------------------------------------------------------------------------------------
Current and future benefits                                               257.1             12.4                 269.5
Operating expenses                                                          6.5               -                    6.5
----------------------------------------------------------------------------------------------------------------------
 Total benefits and expenses                                              263.6             12.4                 276.0
----------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                        $  30.7          $ (30.7)             $      -
======================================================================================================================

 (1) Amounts are reflected in the June 30, 2000 and 1999 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

8.   DISCONTINUED PRODUCTS (CONTINUED)

Assets and liabilities supporting discontinued products at June 30, 2000 and December 31, 1999 were as follows (1):

                                                                         June 30,        December 31,
(Millions)                                                                  2000                1999
----------------------------------------------------------------------------------------------------
Assets:
    Debt securities available for sale                                  $4,319.2            $4,533.0
    Mortgage loans                                                         806.9               768.8
    Real estate                                                            116.9               112.7
    Short-term and other investments                                       442.5               453.9
----------------------------------------------------------------------------------------------------
Total investments                                                        5,685.5             5,868.4
    Short-term investments under securities loan agreement                 131.0               243.8
    Current and deferred income taxes                                       69.6               134.1
    Receivable from continuing products (2)                                452.0               530.6
    Other                                                                   20.8                82.6
----------------------------------------------------------------------------------------------------
Total assets                                                            $6,358.9            $6,859.5
====================================================================================================
Liabilities:
    Future policy benefits                                              $4,517.1            $4,566.0
    Policyholders' funds left with the Company                             687.2               902.1
    Reserve for anticipated future losses on discontinued products       1,023.6             1,147.6
    Payables under securities loan agreement                               131.0               243.8
----------------------------------------------------------------------------------------------------
Total liabilities                                                       $6,358.9            $6,859.5
====================================================================================================

 (1) Assets supporting the discontinued products are distinguished from other continuing operations assets.
 (2) The receivable from continuing products was eliminated in consolidation.

At June 30, 2000 and December 31, 1999, net unrealized capital losses on available-for-sale debt securities are included above in other assets and are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2000 was as follows (pretax):

(Millions)
----------------------------------------------------------------------------------------------
Reserve at December 31, 1999                                                          $1,147.6
Operating income                                                                           9.9
Net realized capital gains                                                                  .1
Mortality and other                                                                       12.0
Reserve reduction                                                                       (146.0)
----------------------------------------------------------------------------------------------
Reserve at June 30, 2000                                                              $1,023.6
==============================================================================================

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $95 million ($146 million pretax) of the reserve was released in the second quarter 2000 primarily due to favorable performance related to certain equity investments, favorable mortality and retirement experience and the decrease in size of the overall bond portfolio which decreased default risk. A similar review in the second quarter of 1999 resulted in the Company's release of $50 million ($77 million pretax) of the discontinued products reserve. The current reserve reflects management's best estimate of anticipated future losses.

9.   DEBT AND GUARANTEE OF DEBT SECURITIES

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services (collectively, the "Aetna Services Debt").

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks that terminates in June 2001. Various interest rate options are available under this facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .2% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at June 30, 2000 is at an annual rate of .08%. There are no borrowings under this facility as of June 30, 2000. This facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income
(loss)), of at least $7.5 billion.

Aetna Services also has an additional revolving credit facility in an aggregate amount of $500 million with a worldwide group of banks that terminates in March 2001. Various interest rate options are available under this facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .07% to .25% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at June 30, 2000 is at an annual rate of .08%. There are no borrowings under this facility as of June 30, 2000. This facility also supports Aetna Services' commercial paper borrowing program. As a guarantor under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income (loss)), of at least $7.5 billion.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

9.   DEBT AND GUARANTEE OF DEBT SECURITIES (CONTINUED)

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                                                     June 30,         December 31,
                                                                        2000                 1999
-------------------------------------------------------------------------------------------------
Total investments (excluding Separate Accounts)                  $  37,205.1          $  33,258.1
Total assets                                                       109,255.0            101,154.3
Total insurance liabilities                                         41,044.3             35,665.1
Total liabilities                                                  106,100.3             98,342.2
Total shareholder's equity                                           3,154.7              2,812.1
-------------------------------------------------------------------------------------------------

Statements of Income Information:

                                                          Three Months Ended      Six Months Ended
                                                               June 30, 2000         June 30, 2000
--------------------------------------------------------------------------------------------------
Total revenue                                                       $3,574.9              $6,920.7
Total benefits and expenses                                          3,195.9               6,249.0
Income before income taxes                                             379.0                 671.7
Net income                                                             255.1                 433.6
--------------------------------------------------------------------------------------------------

The amount of dividends that may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at June 30, 2000 without prior approval by state regulatory authorities is limited to approximately $452 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10.   SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three and six months ended June 30, was as follows:

                                                                        Aetna
Three Months Ended June 30,                          Aetna U.S.     Financial           Aetna  Large Case   Corporate         Total
(Millions)                                           Healthcare      Services   International    Pensions   and Other (1)   Company
-----------------------------------------------------------------------------------------------------------------------------------
2000
Revenues from external customers                       $6,284.0       $ 204.3     $     928.2     $  42.9      $    -     $ 7,459.4
Net investment income                                     166.4         221.0           107.6       216.2         2.6         713.8
Equity in earnings of subsidiaries                            -             -            23.9           -           -          23.9
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
  (losses)                                             $6,450.4       $ 425.3     $   1,059.7     $ 259.1      $  2.6     $ 8,197.1
===================================================================================================================================

Operating earnings (2)                                 $   74.0       $  63.3     $      52.7     $  14.4      $(70.4)     $  134.0
Other items (3)                                           (14.6)            -             -          94.9           -          80.3
Realized capital gains (losses), net of tax                (9.4)         (1.9)          (18.9)        4.4        (2.1)        (27.9)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $   50.0       $  61.4     $      33.8     $ 113.7      $(72.5)     $  186.4
===================================================================================================================================

                                                                        Aetna
                                                     Aetna U.S.     Financial           Aetna  Large Case   Corporate         Total
(Millions)                                           Healthcare      Services   International    Pensions   and Other (1)   Company
-----------------------------------------------------------------------------------------------------------------------------------
1999
Revenues from external customers                       $4,335.2        $153.4       $   674.2     $  38.2      $   .1      $5,201.1
Net investment income                                     138.5         223.4            97.1       258.3         1.3         718.6
Equity in earnings of subsidiaries                            -             -            16.0           -           -          16.0
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
  (losses)                                             $4,473.7        $376.8       $   787.3     $ 296.5      $  1.4      $5,935.7
===================================================================================================================================
Operating earnings (2)                                 $  104.1       $  50.9       $    45.4     $  21.6      $(61.1)     $  160.9
Other item (3)                                              -               -               -        50.2           -          50.2
Realized capital gains (losses), net of tax                (8.4)           .6             3.5        13.2        (2.5)          6.4
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                      $   95.7       $  51.5       $    48.9     $  85.0      $(63.6)     $  217.5
===================================================================================================================================

(1) Corporate and other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.
(2) Operating earnings is comprised of income (loss) excluding realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
(3) Other items include an after-tax charge of $14.6 million related to the New Jersey insolvency assessment in the Aetna U.S. Healthcare segment in 2000 and an after-tax benefit of $94.9 million and $50.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 2000 and 1999, respectively.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

10.   SEGMENT INFORMATION

                                                                        Aetna
Six Months Ended June 30,                             Aetna U.S.    Financial          Aetna  Large Case   Corporate          Total
(Millions)                                            Healthcare     Services  International    Pensions   and Other (1)    Company
-----------------------------------------------------------------------------------------------------------------------------------
2000
Revenues from external customers                      $ 12,583.7      $ 404.8     $  1,487.4    $   90.2     $     -      $14,566.1
Net investment income                                      344.8        450.6          204.6       460.7         4.5        1,465.2
Equity in earnings of subsidiaries                             -            -           59.2           -           -           59.2
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
  (losses)                                            $ 12,928.5      $ 855.4     $  1,751.2    $  550.9     $   4.5      $16,090.5
===================================================================================================================================

Operating earnings (2)                                $    205.8      $ 123.3     $    101.6    $   31.0     $(143.7)     $   318.0
Other items (3)                                            (14.6)           -              -        94.9           -           80.3
Realized capital gains (losses), net of tax                (21.0)        (7.7)         (16.9)        5.2        (2.1)         (42.5)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $    170.2      $ 115.6     $     84.7    $  131.1     $(145.8)     $   355.8
===================================================================================================================================

1999
Revenues from external customers                      $  8,630.9      $ 300.0     $  1,119.4    $   76.3     $    .4      $10,127.0
Net investment income                                      279.2        447.5          191.6       514.9         4.3        1,437.5
Equity in earnings of subsidiaries                             -            -           46.5           -           -           46.5
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
  (losses)                                            $  8,910.1      $ 747.5     $  1,357.5    $  591.2     $   4.7      $11,611.0
===================================================================================================================================
Operating earnings (2)                                $    210.3      $  98.2     $     88.4    $   43.9     $(121.5)     $   319.3
Other item (3)                                                 -            -              -        50.2           -           50.2
Realized capital gains (losses), net of tax                 (3.7)         2.5            2.1        19.2        (2.5)          17.6
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $    206.6      $ 100.7     $     90.5    $  113.3     $(124.0)     $   387.1
===================================================================================================================================

(1) Corporate and other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.
(2) Operating earnings is comprised of income (loss) excluding realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.
(3) Other items include an after-tax charge of $14.6 million related to the New Jersey insolvency assessment in the Aetna U.S. Healthcare segment in 2000 and an after-tax benefit of $94.9 million and $50.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 2000 and 1999, respectively.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.   COMMITMENTS AND CONTINGENT LIABILITIES

Commitments

In connection with the sale of its property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represented the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. Lease payments are charged to this facilities reserve as they are made and will continue to be charged to this reserve over the remaining lease term. At June 30, 2000 and December 31, 1999, the balance in this facilities reserve was $260 million and $269 million, respectively.

Litigation

Shareholder Litigation

Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert; on November 26, 1997 by the Rainbow Fund, Inc.; and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March 1999. On August 9, 1999, the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Merits discovery was completed in early 2000. On January 31, 2000 plaintiffs filed expert reports. On February 3, 2000, defendants filed motions for summary judgment. Also on February 3, 2000, plaintiffs moved for permission to file a third amended complaint. On March 20, 2000, the Court granted plaintiffs leave to file a third amended complaint and adopted a revised schedule. Pursuant to the revised schedule, defendants filed new summary judgment motions in May 2000 and the parties conducted expert discovery which is scheduled to be completed in the third quarter of 2000. Defendants' summary judgment motions are scheduled to be heard in August 2000, and trial is now scheduled to begin in the fourth quarter of 2000. Defendants are defending the actions vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation  (Continued)

Shareholder Litigation (Continued)

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

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999, the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit. Oral argument was heard on June 19, 2000, and the appeals court is expected to render a decision on the appeal during 2000.

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

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation  (Continued)

Health Care Litigation (Continued)

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neill (the "Mississippi O'Neill Complaint"). An Amended Complaint was filed on November 9, 1999 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop. The Mississippi O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages and restitution of alleged improper profits, from the Company, Aetna U.S. Healthcare Inc., Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and RICO. The Mississippi O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. On November 22, 1999, defendants moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the Conte and Maio Complaints filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the Superior Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Curtright in her individual capacity and on behalf of the general public of the State of California (the "Curtright Complaint"). The Curtright Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500, California Civil Code Section 1750 and state common law in connection with the sale and marketing of health plans in California. The Curtright Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and members of the general public. On December 16, 1999, defendants removed the action to the United States District Court for the Northern District of California. Plaintiff has moved to remand the action to state court. The Company has moved to dismiss the Curtright Complaint for failure to state a claim upon which relief can be granted and moved for a stay of the action pending resolution of the Maio and Conte matters. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A complaint was filed in the Superior Court of the State of California, County of San Diego on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from Aetna Inc., Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and the general public and for alleged unfair practices relating to contracting of doctors. On May 5, 2000 the Court denied defendants' demurer but granted in part their motion to strike portions of the Ross Complaint and ordered plaintiff to file an amended complaint. The Ross Amended Complaint was filed on May 15, 2000. Defendants intend to defend the action vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation  (Continued)

Health Care Litigation (Continued)

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

A purported amended class action complaint was filed in the United States District Court for the Northern District of Alabama on January 19, 2000 by Eugene Mangieri, M.D. (the "Mangieri Complaint"). The Mangieri Complaint seeks various forms of relief, including unspecified damages, treble damages and punitive damages, from Aetna Inc., Aetna U.S. Healthcare Inc. and Richard L. Huber for alleged violations of RICO. The Mangieri Complaint claims that physicians suffer actual and potential harm from allegedly coercive terms contained in their contracts with the Company. On May 15, 2000 the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the Mangieri Complaint to the United States District Court for the Southern District of Florida for consolidated pretrial proceedings in the matter known as In re Humana, Inc. Managed Care Litigation. On May 30, 2000 the Company filed with the Panel an objection to that conditional transfer order. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation  (Continued)

Health Care Litigation (Continued)

A purported class action complaint was filed in the United States District Court for the District of New Jersey on April 11, 2000 by Jennifer McCarron and Ira S. Schwartz (the "McCarron Complaint"). The McCarron Complaint names as defendants The Prudential Insurance Company of America and health maintenance organizations that the Company acquired from Prudential on August 6, 1999. The McCarron Complaint seeks various forms of relief from defendants, including return of certain premiums, disgorgement of allegedly improper profits and injunctive relief, for alleged contractual breaches and violations of ERISA. Plaintiffs purport to represent a class including persons who were Prudential Health Plans subscribers before and/or after the Company's acquisition of those operations. The McCarron Complaint alleges that Prudential Health Plans' administration and disclosure of policies concerning medical necessity determinations violated contractual and fiduciary duties owed to subscribers. Ms. McCarron additionally alleges that she was wrongfully denied coverage for certain medical treatments. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on May 22, 2000 by John Romero and Catherine Romero (the "Romero Complaint"). The Romero Complaint names as defendants The Prudential Insurance Company of America and health maintenance organizations that the Company acquired from Prudential on August 6, 1999. The Romero Complaint seeks various forms of relief from defendants, including return of certain premiums, disgorgement of allegedly improper profits and injunctive relief, for alleged contractual breaches and violations of ERISA. Plaintiffs purport to represent a class including persons who were Prudential Health Plan subscribers before and/or after the Company's acquisition of those operations. The Romero Complaint alleges that Prudential Health Plans' administration and disclosure of policies concerning medical necessity determinations violated contractual and fiduciary duties owed to subscribers. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

On July 14, 2000, the Company filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer six of the above matters for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania (the "MDL Application"). That motion seeks transfer and consolidation of the Amorosi, Conte, Curtright, and Mangieri Complaints as well as both the Mississippi O'Neill Complaint and the Florida O'Neill Complaint (as defined below).

A purported class action was filed in the United States District Court for the Southern District of Florida under the caption In re Humana, Inc. Managed Care Litigation, on June 23, 2000 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (the "Florida O'Neill Complaint"). The Florida O'Neill Complaint names as defendants Aetna Inc. and Aetna U.S. Healthcare Inc. The Florida O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages and restitution of alleged improper profits, from the Company and Aetna U.S. Healthcare Inc. for alleged violations of ERISA and RICO. The Florida O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising and marketing materials directed to Aetna HMO members, and alleges that defendants conspired with other managed care companies not to disclose alleged industry-wide practices. The Company sought from the Florida federal court a stay of further proceedings on the Florida O'Neill Complaint pending a decision on the MDL Application. On July 27, 2000, the Florida federal court denied that motion. The Company's response to the Florida O'Neill Complaint is due on August 11, 2000. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation  (Continued)

Financial Services Litigation

In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. Aetna Life Insurance and Annuity Company ("ALIAC"), a wholly-owned subsidiary of Aetna Inc., is a defendant in two such lawsuits.

A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). This case has been removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000 by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

Litigation  (Continued)

Other Litigation and Regulatory Proceedings (Continued)


In addition, the Company's business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been heightened review by these regulators of the managed health care industry's business practices, including utilization management and claim payment practices. As the largest national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during the remainder of 2000. These reviews may result in changes to or clarifications of the Company's business practices, and may result in fines, penalties or other sanctions.

While the outcome of these other lawsuits and regulatory reviews cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

                       INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of June 30, 2000, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and the related condensed consolidated statements of shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Hartford, Connecticut
August 3, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three and six months ended June 30, 2000 and 1999. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Aetna Inc.'s 1999 Annual Report on Form 10-K.

OVERVIEW

General

At June 30, 2000, the Company's operations included three core businesses - Aetna U.S. Healthcare, Aetna Financial Services and Aetna International. Aetna U.S. Healthcare provides a full spectrum of managed care, indemnity, and group life and disability insurance products. Aetna Financial Services markets a wide array of retirement and investment products to small businesses, educational institutions, state and local governments, non-profit organizations and individuals. Aetna International, through subsidiaries and joint venture operations, sells primarily life insurance, health insurance and financial services products in markets outside the United States. The Company also has a Large Case Pensions business that manages a variety of retirement products for defined benefit and defined contribution plans.

Recent Developments

Agreement to Sell Aetna Financial Services and Aetna International

On July 20, 2000, the Company announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. Under the terms of the agreement and in an integrated transaction, the Company will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of the Aetna U.S. Healthcare and Large Case Pensions businesses. Simultaneously, Aetna Inc., which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING. In exchange for each Aetna Inc. share, Aetna shareholders will receive one share in the standalone health company, which will be named Aetna Inc., and approximately $35 per share in cash. When ING acquires Aetna Inc., that entity is expected to have approximately $2.7 billion in long-term debt which will be assumed by ING.

The Company's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year end 2000. The Company expects that it will incur certain costs associated with the definitive agreement with ING related to the consummation of the transaction (including fees for outside financial and legal advisors and expenses related to the change-in-control of Aetna Inc.) and such costs may be material. Refer to "Liquidity and Capital Resources".

In connection with its spinoff from the Company, the standalone health company generally will assume all liabilities related to the Aetna U.S. Healthcare and Large Case Pensions businesses. In addition, the standalone health company generally will be responsible for the Company's liabilities other than those arising out of the Aetna Financial Services and Aetna International businesses being sold to ING. These liabilities include the post-retirement pension and other benefits payable to all former employees of the Company, liabilities arising out of health litigation and certain corporate-level litigation to which Aetna Inc. is a party, and all liabilities arising out of certain divestiture transactions consummated by the Company prior to the closing of the health company's spinoff from the Company.

Aetna U.S. Healthcare

The Company has initiated a comprehensive review of its health business model and is in the process of considering and implementing a number of strategic initiatives with the goal of improving the performance of its health business. These strategic initiatives include, among other things, modifying Aetna U.S. Healthcare's product portfolio, improving relations with health care providers and others, leveraging the use of technology, considering exiting from certain commercial HMO markets and realigning management. The Company has also retained an executive recruiting firm to assist in the search for a chief executive officer for its health business. See "Forward Looking Information/Risk Factors" for a discussion of important risk factors related to the Company's Aetna U.S. Healthcare business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Consolidated Results

The Company reported net income of $186 million for the three months ended June 30, 2000 compared to $218 million for the corresponding period in 1999. Net income per diluted common share for the three months ended June 30, 2000 was $1.30, compared with $1.43 a year ago.

Net income includes Year 2000 costs of $32 million for the three months ended June 30, 1999. Net income also includes a reduction of the reserve for loss on discontinued products for Large Case Pensions of $95 million for the three months ended June 30, 2000 and $50 million for the corresponding period in 1999. Net realized capital losses were $28 million for the three months ended June 30, 2000, and net realized capital gains were $6 million for the corresponding period in 1999. Excluding the reduction of the reserve for loss on discontinued products and net realized capital gains or losses in both periods, earnings were $119 million for the three months ended June 30, 2000 compared to $161 million for the corresponding period in 1999.

The Company reported net income of $356 million for the six months ended June 30, 2000 compared to $387 million for the corresponding period in 1999. Net income per diluted common share for the six months ended June 30, 2000 was $2.49, compared with $2.53 a year ago.

Net income includes Year 2000 costs of $59 million for the six months ended June 30, 1999. Net income also includes a reduction of the reserve for loss on discontinued products for Large Case Pensions of $95 million for the six months ended June 30, 2000 and $50 million for the corresponding period in 1999. Net realized capital losses were $43 million for the six months ended June 30, 2000, and net realized capital gains were $18 million for the corresponding period in 1999. Excluding the reduction of the reserve for loss on discontinued products and net realized capital gains or losses in both periods, earnings were $303 million for the six months ended June 30, 2000 compared to $319 million for the corresponding period in 1999.

Acquisitions and Dispositions

Aetna U.S. Healthcare

Acquisition of Prudential Health Care Business

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

Sale of NYLCare Texas

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

Aetna International

Sale of Mexican Joint Ventures

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

Refer to "Aetna International" and Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE

Operating Summary

                                           Three Months Ended June 30,                  Six Months Ended June 30,
                                         -----------------------------------          ---------------------------------
(Millions)                                 2000(1)        1999      % Change              2000(1)    1999      % Change
-----------------------------------------------------------------------------------------------------------------------
Premiums                               $5,785.4       $3,949.1          46.5%        $11,569.7     $7,861.7        47.2%
Net investment income                     166.4          138.5          20.1             344.8        279.2        23.5
Fees and other income                     498.6          386.1          29.1           1,014.0        769.2        31.8
Net realized capital losses               (16.1)         (12.9)         24.8             (45.2)        (5.5)          -
-----------------------------------------------------------------------------------------------------------------------
         Total revenue                  6,434.3        4,460.8          44.2          12,883.3      8,904.6        44.7
-----------------------------------------------------------------------------------------------------------------------
Current and future benefits             5,063.0        3,382.1          49.7          10,047.2      6,746.7        48.9
Salaries and related benefits             576.6          369.8          55.9           1,122.4        748.4        50.0
Other operating expenses                  580.5          429.3          35.2           1,187.1        821.6        44.5
Amortization of goodwill and
   other acquired intangible assets       109.2          101.9           7.2             218.4        203.8         7.2
-----------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses    6,329.3        4,283.1          47.8          12,575.1      8,520.5        47.6
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                105.0          177.7         (40.9)            308.2        384.1       (19.8)
Income taxes                               55.0           82.0         (32.9)            138.0        177.5       (22.3)
-----------------------------------------------------------------------------------------------------------------------
Net income                             $   50.0       $   95.7         (47.8)        $   170.2     $  206.6       (17.6)%
=======================================================================================================================
Net realized capital losses,
   net of tax (included above)         $   (9.4)      $   (8.4)         11.9%        $   (21.0)    $   (3.7)          -%
=======================================================================================================================

(1)   Results include PHC, which was acquired on August 6, 1999.


Acquisition of the Prudential Health Care Business

On August 6, 1999, the Company acquired PHC. The Company also agreed to service Prudential's ASO contracts following the acquisition. Included in the acquisition are PHC's risk HMO, POS, PPO and Indemnity health lines, as well as its dental risk business. Subsequent to the closing, Aetna U.S. Healthcare's results have been affected by, among other things, the operating results of PHC and the amortization of goodwill and other acquired intangible assets created by the transaction. The results discussed below include PHC for the three and six months ended June 30, 2000, including results from servicing Prudential's ASO contracts, following the closing. Refer to "Overview" and Note 4 of the Condensed Notes to Consolidated Financial Statements for a further discussion of the PHC acquisition.

Results

Aetna U.S. Healthcare's net income for the three and six months ended June 30, 2000 decreased $46 million and $36 million respectively, compared to the corresponding periods in 1999. Net income includes Year 2000 costs of $21 million for the second quarter of 1999 and $38 million for the six months ended June 30, 1999. Net realized capital losses for the three and six months ended June 30, 2000 primarily reflect the Company's rebalancing of its investment portfolio in a rising interest rate environment. Excluding net realized capital losses, results for the three months ended June 30, 2000 decreased $45 million, or 43% and results for the six months ended June 30, 2000 decreased $19 million, or 9%, compared to the corresponding periods in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

On April 6, 2000, the State of New Jersey enacted the New Jersey Insolvent Health Maintenance Organization Assistance Fund Act of 2000 (the "Act"). The Act is designed to reimburse individuals who were covered by and providers that had contracts with two New Jersey HMOs prior to their insolvency. The total amount to be assessed to all HMOs in New Jersey is $50 million. The Act requires that HMOs in the New Jersey market be assessed a charge based on each HMO's proportionate share of premiums written in New Jersey relative to all HMO premiums written in New Jersey. The Company recorded an estimate of its share of this assessment, based on its HMO market share in New Jersey, of $23 million pretax ($15 million after-tax) in the second quarter of 2000.

In order to provide a comparison that management believes better reflects the performance of Aetna U.S. Healthcare, the operating earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets and net realized capital losses.

                                                Three Months Ended June 30,                       Six Months Ended June 30,
                                                ---------------------------                       -------------------------
 (Millions)                                       2000 (1)             1999                          2000(1)           1999
---------------------------------------------------------------------------------------------------------------------------
Operating earnings:
   Health Risk and PHC                         $  68.5             $  116.6                       $ 206.6          $  233.0
   Group Insurance and Other Health               79.7                 70.1                         161.8             142.4
---------------------------------------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare                    $ 148.2             $  186.7                       $ 368.4          $  375.4
===========================================================================================================================

Commercial HMO Premium PMPM                    $148.77             $ 139.68                       $148.04          $ 139.19
---------------------------------------------------------------------------------------------------------------------------
Commercial HMO Medical Cost PMPM               $129.17 (2)         $ 115.19                       $126.27 (2)      $ 114.66
---------------------------------------------------------------------------------------------------------------------------
Commercial HMO Medical Loss Ratio                 86.8% (2)            82.5%                         85.3% (2)         82.4%
---------------------------------------------------------------------------------------------------------------------------

Medicare HMO Premium PMPM                      $533.07             $ 488.93                       $532.95          $ 487.16
---------------------------------------------------------------------------------------------------------------------------
Medicare HMO Medical Cost PMPM                 $518.81 (2)         $ 442.01                       $510.50 (2)      $ 439.69
---------------------------------------------------------------------------------------------------------------------------
Medicare HMO Medical Loss Ratio                   97.3% (2)            90.4%                         95.8% (2)         90.3%
---------------------------------------------------------------------------------------------------------------------------

(1)    Results include PHC, which was acquired on August 6, 1999.
(2) Does not include net recoveries under a reinsurance agreement with Prudential, net amortization of the reinsurance premiums paid, or net amortization of certain fair value amounts established as part of the PHC purchasing accounting. Refer to "PHC Agreement" below.


Health Risk and PHC

Health Risk (which includes all health products for which Aetna U.S. Healthcare assumes all or a majority of health care cost and utilization risk) and PHC operating earnings decreased $48 million for the three months ended June 30, 2000 and $26 million for the six months ended June 30, 2000 compared to the corresponding periods of 1999. The decrease in 2000 operating earnings primarily reflects significantly higher medical costs in both Commercial and Medicare HMO products. Also contributing to the decrease in results were severance costs, primarily related to PHC, and the New Jersey assessment discussed above. The decrease in results was partially offset by the addition of PHC's results, including the benefit of supplemental fees for servicing Prudential's ASO customers and net recoveries under the reinsurance agreement with Prudential.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)


For the Health Risk business, the liability for medical claims payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Medical claims payable are estimated periodically, and any resulting adjustments are reflected in the current-period operating results within current and future benefits. Medical claims payable are based on a number of factors, including those derived from historical claim experience. An extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates and the adequacy of the estimate is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating medical claims payable at June 30, 2000 would cause these estimates to change in the near term, and such changes could be material.


Commercial HMO

Commercial HMO premium per member per month ("PMPM") increased 6.5% for the three months ended June 30, 2000 and 6.4% for the six months ended June 30, 2000 compared to the corresponding periods of 1999. Excluding PHC, the increase would have been 7.1% for the three months ended June 30, 2000 and 7.3% for the six months ended June 30, 2000 compared to the corresponding periods of 1999. These increases were primarily due to premium rate increases, partially offset by customers selecting lower premium plans.

Commercial HMO medical cost PMPM increased 12.1% for the three months ended June 30, 2000 and 10.1% for the six months ended June 30, 2000 compared to the corresponding periods of 1999. Also, Commercial HMO medical cost PMPM for the second quarter of 2000 increased 4.7% from the first quarter of 2000. Excluding PHC, the increase would have been 11.6% for the three months ended June 30, 2000 and 10.0% for the six months ended June 30, 2000 compared to the corresponding periods of 1999. These increases reflect higher medical costs primarily due to higher than anticipated utilization specific to second quarter dates of service, as well as additional medical costs related to the first quarter 2000. While the specific factors vary in importance by local market, the major drivers of the increase in utilization included a significant increase in inpatient utilization, a higher number of emergency room visits, increased outpatient surgery procedures, and, to a lesser extent, longer maternity length of stays, more specialist office visits and increased costs for physician-administered injectables.

The Commercial HMO medical loss ratio was 86.8% for the three months ended June 30, 2000 compared to 82.5% for the three months ended June 30, 1999. This ratio was 85.3% for the six months ended June 30, 2000 compared to 82.4% for the corresponding period of 1999. These increases were primarily due to the increase in medical costs discussed above as well as the addition of the PHC business at a medical loss ratio of 88.9% for the three months ended June 30, 2000 and 87.2% for the six months ended June 30, 2000. The second quarter of 2000 MLR of 86.8% was also higher than the first quarter of 2000 MLR of 83.8% due to the above factors. Excluding PHC, the medical loss ratio would have been 85.9% for the three months ended June 30, 2000 and 84.5% for the six months ended June 30, 2000.


Medicare HMO

Medicare HMO premium PMPM increased 9.0% for the three months ended June 30, 2000 and 9.4% for the six months ended June 30, 2000 compared to the corresponding periods of 1999. Excluding PHC, the increase would have been 8.8% for the three months ended June 30, 2000 and 9.2% for the six months ended June 30, 2000 compared to the corresponding periods of 1999. These increases were primarily due to increases in supplemental premiums and Health Care Financing Administration ("HCFA") rate increases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Medicare HMO medical cost PMPM increased 17.4% for the three months ended June 30, 2000 and 16.1% for the six months ended June 30, 2000 compared to the corresponding periods of 1999. Also, Medicare HMO medical cost PMPM for the second quarter of 2000 increased 3.3% from the first quarter of 2000. Excluding PHC, the increase would have been 17.1% for the three months ended June 30, 2000 and 15.6% for the six months ended June 30, 2000 compared to the corresponding periods of 1999. These increases primarily reflect higher medical costs resulting from increased inpatient utilization, as well as additional medical costs related to the first quarter of 2000.

The Medicare HMO medical loss ratio was 97.3% for the three months ended June 30, 2000 compared to 90.4% for the three months ended June 30, 1999. This ratio was 95.8% for the six months ended June 30, 2000 compared to 90.3% for the corresponding period of 1999. The second quarter of 2000 MLR of 97.3% was also higher than the first quarter of 2000 MLR of 94.3%. Excluding PHC, the medical loss ratio would have been 97.3% for the three months ended June 30, 2000 and 95.6% for the six months ended June 30, 2000. These increases were due to the increased medical costs discussed above outpacing supplemental premiums and HCFA rate increases.

The Company's Medicare+Choice contracts with the federal government are renewed for a one-year period each January 1. On June 29, 2000, the Company notified HCFA of its intent to exit a number of Medicare service areas affecting approximately 340,000 members, or approximately 50 percent of the Company's total current Medicare membership. The termination of these Medicare+Choice contracts will become effective on December 31, 2000. The Company may elect to continue to provide Medicare benefits to members in these service areas, in accordance with HCFA regulations and guidelines, if legislative or regulatory changes are made that would increase payments from HCFA to the Company within six months following this notification date.

During the remainder of 2000, the Company will continue to monitor any legislative or regulatory changes that might increase payments under applicable Medicare+Choice contracts and then make a final determination, as permitted under HCFA regulations, depending on the level of any such reimbursement increase. The Company will also, at such time, evaluate the need for the establishment of liabilities related to the withdrawal from applicable Medicare service areas, including employee termination benefits and related costs, as well as evaluate any impairment related to goodwill still separately identifiable with such service areas, which is considered recoverable pending a final decision to exit. Goodwill associated with such Medicare service areas was approximately $275 million at June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

PHC Agreement

Effective August 6, 1999, the Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential has agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold was 83.5% for August 6, 1999 through December 31, 1999 and is 84% for January 1, 2000 through December 31, 2000. During the three and six months ended June 30, 2000, reinsurance recoveries under this agreement were $36 million and $46 million pretax, respectively. In addition, results were negatively impacted by $1 million pretax for the three months ended June 30, 2000 and were positively impacted by $1 million pretax for the six months ended June 30, 2000 related to the net amortization of: the reinsurance premium paid as part of the acquisition, the fair value adjustment of the reinsurance agreement and the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business recorded as part of the acquisition. Such reinsurance recoveries and net amortization were reflected in current and future benefits. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

The Company also agreed to service Prudential's ASO contracts following the closing. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run off period, but no later than June 30, 2001. Prudential ASO customers will remain Prudential customers as long as the contracts remain in force. The Company is maintaining personnel, systems and other resources necessary to service the ASO business during the run off period, as it was not feasible to segregate these operating assets from those purchased in the PHC transaction. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO customers to the Company, as well as paying certain supplemental fees. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the three and six months ended June 30, 2000, the Company recorded total fees for servicing the Prudential ASO business of approximately $98 million and $204 million pretax, respectively, including supplemental fees of approximately $36 million and $84 million pretax (reflected as fees and other income) for the three and six month periods ended June 30, 2000, respectively.

Included in these supplemental fees is amortization for the three and six month periods ended June 30, 2000 of $4 million and $11 million pretax, respectively, in connection with the above-market compensation component related to the supplemental fees under the ASO contracts. The results of servicing this business during the run off period will depend on, among other things, rate increases that are obtained from renewing customers (most of such rate increases were implemented by Prudential prior to the Company's servicing of these contracts), the timing and extent of ASO contract terminations and the cost structure for servicing these contracts. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

Group Insurance and Other Health

Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. Group Insurance and Other Health operating earnings increased $10 million for the three months ended June 30, 2000 and $19 million for the six months ended June 30, 2000 compared to the corresponding periods of 1999. These increases are primarily due to rate increases and higher nonrisk health membership levels, partially offset by increased operating expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Membership

Aetna U.S. Healthcare's membership was as follows:

                                                  June 30, 2000                                 June 30, 1999
                                     ----------------------------------------       --------------------------------------
(Thousands)                                     Risk      Nonrisk        Total              Risk      Nonrisk         Total
---------------------------------------------------------------------------------------------------------------------------
HMO
  Commercial (1)                               7,865          855        8,720              5,434          716        6,150
  Medicare                                       648            -          648                566            -          566
  Medicaid                                       142           77          219                141           39          180
---------------------------------------------------------------------------------------------------------------------------
      Total HMO                                8,655          932        9,587              6,141          755        6,896
POS                                              352        3,435        3,787                212        2,451        2,663
PPO                                              807        3,031        3,838                884        2,945        3,829
Indemnity                                        251        1,963        2,214                162        2,058        2,220
---------------------------------------------------------------------------------------------------------------------------
     Total Health Membership                  10,065        9,361       19,426              7,399        8,209       15,608
===========================================================================================================================

Dental                                                                  14,628                                        7,861
---------------------------------------------------------------------------------------------------------------------------

Group Insurance:
  Group Life                                                             9,155                                        9,732
  Disability                                                             2,241                                        2,522
  Long-Term Care                                                           112                                          107
---------------------------------------------------------------------------------------------------------------------------

(1) Includes 1,958 thousand POS members at June 30, 2000 and 1,507 thousand POS members at June 30, 1999 who access primary care physicians and referred care through an HMO network.


Total Health membership as of June 30, 2000 increased by 3.8 million members, or 25%, when compared to June 30, 1999, due to the acquisition of PHC, including ASO members that Aetna U.S. Healthcare has agreed to service, partially offset by the loss of NYLCare Texas members. Excluding the impact of the PHC members, growth in total HMO membership was offset by declines in Other Health membership. Total Health membership decreased by approximately 1.6 million members from year end 1999 primarily due to losses in PHC membership, which reflects the impact of price increases, as well as the loss of NYLCare Texas members.

As discussed above, on June 29, 2000, the Company notified HCFA of its intent to exit certain Medicare service areas as of December 31, 2000, which would affect approximately 340,000 Medicare members, or approximately 50 percent of the Company's total current Medicare membership.

Total Revenue and Expense

Revenue, excluding net realized capital losses, increased by $2.0 billion, or 44%, for the three months ended June 30, 2000 and $4.0 billion, or 45%, for the six months ended June 30, 2000 compared to the corresponding periods of 1999. These increases are primarily due to the acquisition of PHC, increases in premium rates and growth in Commercial HMO membership.

Operating expenses, including salaries and related benefits, increased by $358 million, or 45%, for the three months ended June 30, 2000 and $740 million, or 47%, for the six months ended June 30, 2000 compared to the corresponding periods of 1999. These increases are primarily due to the acquisition of PHC. Operating expenses also reflect severance costs (primarily related to PHC) of $25 million for the three months ended June 30, 2000 and $42 million for the six months ended June 30, 2000 and increased costs to support Commercial HMO membership growth. Operating expenses as a percentage of revenue was 18% for all periods reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Outlook

As discussed above, the Company is conducting a comprehensive review of Aetna U.S. Healthcare's business model and is in the process of considering and implementing a number of strategic initiatives in this business. At such time as these initiatives are finally decided and implemented, the Company will evaluate the need to establish liabilities related to these strategic changes, including liabilities related to employee termination benefits and related costs, and the Company will evaluate whether any impairment related to assets of the Company has occurred. It is reasonably possible that, as a result of the above actions, the Company will need to establish such liabilities or write down related assets and that such liabilities and write downs could be material.

As also discussed above, unless legislative or regulatory changes are made prior to the end of the year to increase payments under Medicare+Choice contracts, the Company will exit a significant number of its Medicare service areas. The Company may, however, elect to continue to provide Medicare benefits to members in the affected service areas if legislative or regulatory changes are made that would increase payments from HCFA to the Company within six months following the HCFA notice date. During the remainder of 2000, the Company will continue to monitor any legislative or regulatory changes that might increase payments under applicable Medicare+Choice contracts and then make a final determination, as permitted under HCFA regulations, depending on the level of any such reimbursement increase. At such time the Company will evaluate the need to establish liabilities related to this exit, including liabilities related to employee termination benefits and related costs. Also, the Company will evaluate whether any impairment related to goodwill still separately identifiable with such Medicare service areas has occurred.

The Company experienced significantly higher HMO medical costs in the second quarter of 2000. Premiums in the Health Risk business are generally fixed for one-year periods and, accordingly, cost levels in excess of those reflected in pricing, such as those being experienced during 2000, cannot be recovered in the year through higher premiums. As a result, earnings in the Health Risk business for the remainder of 2000 and, to a lesser extent, the first half of 2001 are expected to continue to be materially adversely affected if medical costs continue to be higher than the cost levels reflected in the Company's pricing.

Significant portions of the Company's Health Risk business renew on January 1, 2001 and on July 1, 2001. For these contracts, the Company has targeted further premium increases to improve Health Risk profitability. The Company also attempts to improve profitability by addressing cost increases in its contracting with providers and through other cost management techniques. There can be no assurances, however, that premium increases and cost savings achieved through recontracting and other cost management techniques will be sufficient to offset the increases in medical costs as well as any increases in other operating costs, as governmental action (including rate decreases or reduction of rate increases), business conditions (including intensification of competition) and other factors may adversely affect the Company's ability to realize such premium increases and cost savings. These premium increases may also adversely affect membership levels in the Health Risk business.

Refer to "Forward-Looking Information/Risk Factors" in this Report, "Aetna U.S. Healthcare - Outlook" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1999 Annual Report on Form 10-K and Report on Form 10-Q for the period ended March 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES

Operating Summary


                                                   Three Months Ended June 30,                      Six Months Ended June 30,
                                            -----------------------------------------          ------------------------------------
(Millions)                                       2000               1999      % Change            2000           1999       % Change
------------------------------------------------------------------------------------------------------------------------------------
Premiums (1)                                 $   39.3           $   18.8         109.0%       $    75.3     $    42.4         77.6%
Net investment income                           221.0              223.4          (1.1)           450.6         447.5           .7
Fees and other income                           165.0              134.6          22.6            329.5         257.6         27.9
Net realized capital gains (losses)              (3.0)               1.0             -            (11.9)          3.9            -
------------------------------------------------------------------------------------------------------------------------------------
       Total revenue                            422.3              377.8          11.8            843.5         751.4         12.3
------------------------------------------------------------------------------------------------------------------------------------
Current and future benefits (1)                 197.0              180.1           9.4            398.2         363.1          9.7
Salaries and related benefits                    50.9               39.5          28.9             99.0          79.1         25.2
Operating expenses                               54.7               55.1           (.7)           115.1         108.0          6.6
Amortization of deferred policy
   acquisition costs                             28.4               26.8           6.0             59.6          51.7         15.3

------------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses              331.0              301.5           9.8            671.9         601.9         11.6
------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       91.3               76.3          19.7            171.6         149.5         14.8
Income taxes                                     29.9               24.8          20.6             56.0          48.8         14.8
------------------------------------------------------------------------------------------------------------------------------------
Net income                                   $   61.4           $   51.5          19.2%       $   115.6     $   100.7         14.8%
====================================================================================================================================
Net realized capital gains (losses),
  net of tax (included above)                $   (1.9)          $     .6             -%       $    (7.7)    $     2.5             -%
====================================================================================================================================
Deposits (not included in premiums above):

    Annuities -- fixed options               $  362.2           $  449.1         (19.3)%      $   814.6     $   994.3        (18.1)%
    Annuities -- variable options             1,158.1            1,061.0           9.2          2,482.2       2,545.1         (2.5)
------------------------------------------------------------------------------------------------------------------------------------
       Total                                 $1,520.3           $1,510.1            .7%       $ 3,296.8     $ 3,539.4         (6.9)%
====================================================================================================================================
Assets under management:
    Annuities -- fixed options (2)                                                            $12,355.4     $12,550.8         (1.6)%
    Annuities -- variable options (3)                                                          36,786.5      29,499.5         24.7
    Other investment advisory                                                                  22,860.5      16,737.6         36.6
------------------------------------------------------------------------------------------------------------------------------------
       Total assets under management                                                           72,002.4      58,787.9         22.5
       Assets under administration (4)                                                          8,512.1       3,729.4        128.2
------------------------------------------------------------------------------------------------------------------------------------
Total assets under management and
   administration                                                                             $80,514.5     $62,517.3         28.8%
====================================================================================================================================

(1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $26.9 million for the three months ended June 30, 2000, $16.3 million for the three months ended June 30, 1999, $55.2 million for the six months ended June 30, 2000 and $38.0 million for the six months ended June 30, 1999.
(2) Excludes net unrealized capital losses of approximately $241.6 million at June 30, 2000 and net unrealized capital gains of approximately $2.6 million at June 30, 1999.
(3) Includes $15,324.1 million at June 30, 2000 and $9,699.8 million at June 30, 1999 of assets invested through Aetna Financial Services' products in unaffiliated mutual funds.
(4) Represents assets for which Aetna Financial Services provides administrative services only.


Results

Aetna Financial Services' ("AFS") net income for the three months ended June 30, 2000 increased $10 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $5 million for the three months ended June 30, 1999. Excluding net realized capital gains or losses, results for the three months ended June 30, 2000 increased $12 million, or 24%, compared to the corresponding period in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES (CONTINUED)

Net income for the six months ended June 30, 2000 increased $15 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $11 million for the six months ended June 30, 1999. Excluding net realized capital gains or losses, results for the six months ended June 30, 2000 increased $25 million, or 26%, compared to the corresponding period in 1999.

The increase in earnings for both the three and six month periods ended June 30, 2000 primarily reflects an increase in fees and other income, partially offset by an increase in salaries and related benefits.

Substantially all of fees and other income are calculated based on assets under management and administration. Compared to June 30, 1999, assets under management and administration at June 30, 2000 increased primarily due to appreciation in the stock market, new investment advisory and administrative contracts (including approximately $3.0 billion of assets under administration from a new large case closed in the second quarter of 2000) and additional net deposits (i.e., deposits, less surrenders). For the three months ended June 30, 2000, deposits remained relatively level compared to the corresponding period in 1999. Deposits for the six months ended June 30, 2000 decreased 7% compared to the corresponding period in 1999 primarily resulting from plan assets of a large new case in the first three months of 1999. Excluding this large case, deposits for the six months ended June 30, 2000 would have increased 15% compared to the corresponding period in 1999.

The increases in salaries and related benefits in the three and six month periods ended June 30, 2000, from the corresponding periods in 1999, primarily reflect higher staffing levels due to business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities. Despite these overall increases, annuity operating expenses as a percentage of average assets under management decreased compared to the corresponding period in 1999.

Of the $12.4 billion and $12.6 billion of fixed annuity assets under management at June 30, 2000 and 1999, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.5% and 7.4%, and the average annualized earned rate on investments supporting experience-rated investment contracts was 7.7% and 7.6% for the six months ended June 30, 2000 and 1999, respectively. The average annualized credited rate on fully guaranteed investment contracts was 6.2% and 6.4% for the six months ended June 30, 2000 and 1999, respectively, and the average annualized credited rate on experience-rated investment contracts was 5.6% for both periods. The resulting annualized interest margins on fully guaranteed investment contracts were 1.3% and 1.0%, and on experience-rated investment contracts were 2.1% and 2.0%, for the six months ended June 30, 2000 and 1999, respectively.

Outlook

As discussed above, the Company has agreed to sell its Aetna Financial Services business to ING. Refer to "Forward-Looking Information/Risk Factors" in this Report and "Aetna Financial Services - Outlook" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1999 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary


                                                    Three Months Ended June 30,                Six Months Ended June 30,
                                                 --------------------------------          ---------------------------------
(Millions)                                          2000        1999     % Change             2000          1999     % Change
-----------------------------------------------------------------------------------------------------------------------------
Premiums                                         $ 897.5     $ 645.1         39.1%        $1,430.4      $1,061.7         34.7%
Net investment income (1)                          131.5       113.1         16.3            263.8         238.1         10.8
Fees and other income                               30.7        29.1          5.5             57.0          57.7         (1.2)
Net realized capital gains (losses)                (34.8)        5.4            -              (.5)          2.9            -
-----------------------------------------------------------------------------------------------------------------------------
   Total revenue                                 1,024.9       792.7         29.3          1,750.7       1,360.4         28.7
-----------------------------------------------------------------------------------------------------------------------------
Current and future benefits                        787.6       542.9         45.1          1,227.5         885.1         38.7
Salaries and related benefits                       57.0        61.6         (7.5)           108.2          99.7          8.5
Operating expenses                                 100.8        91.4         10.3            205.4         195.8          4.9
Amortization of goodwill and other
    acquired intangible assets                       7.8         3.0        160.0             13.9           8.1         71.6
Amortization of deferred policy
    acquisition costs                               29.7        24.8         19.8             57.2          49.8         14.9
-----------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                 982.9       723.7        (35.8)         1,612.2       1,238.5         30.2
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          42.0        69.0        (39.1)           138.5         121.9         13.6
Income taxes                                         8.2        20.1        (59.2)            53.8          31.4         71.3
-----------------------------------------------------------------------------------------------------------------------------
Net income                                       $  33.8     $  48.9       (30.9)%        $   84.7      $   90.5         (6.4)%
=============================================================================================================================
Net realized capital gains (losses), net
    of tax (included above)                      $ (18.9)    $   3.5           - %        $  (16.9)     $    2.1            -  %
=============================================================================================================================

(1) Includes earnings from minority-owned affiliates that are recorded on the equity method of accounting of $23.9 million for the three months ended June 30, 2000, $16.0 million for the three months ended June 30, 1999, $59.2 million for the six months ended June 30, 2000, and $46.5 million for the six months ended June 30, 1999.



Results

Aetna International's net income for the three months ended June 30, 2000 decreased by $15 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $5 million for the three months ended June 30, 1999. Excluding net realized capital gains or losses, results for the three months ended June 30, 2000 increased $7 million, or 16%, compared to the corresponding period in 1999.

Net income for the six months ended June 30, 2000 decreased by $6 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $7 million for the six months ended June 30, 1999. Excluding net realized capital gains or losses, results for the six months ended June 30, 2000 increased $13 million, or 15%, compared to the corresponding period in 1999.

Net realized capital losses for the three and six months ended June 30, 2000 includes $13 million and $19 million after-tax, respectively, from the sale of investments in Japan's portfolio and $9 million after-tax relating to the anticipated sale of Aetna International's ownership interest in its Venezuelan joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL (CONTINUED)

Earnings by major geographic location, excluding net realized capital gains or losses, are as follows:



                                                          Three Months Ended June 30,               Six Months Ended June 30,
                                                        -----------------------------             ----------------------------
(Millions)                                                   2000              1999                     2000             1999
-----------------------------------------------------------------------------------------------------------------------------
Asia Pacific (1)                                           $ 27.7             $20.7                   $ 48.8           $ 29.3
Americas (2)                                                 29.8              18.5                     57.5             45.4
Other (3)                                                    (4.8)             (3.7)                   (11.0)           (11.8)
-----------------------------------------------------------------------------------------------------------------------------
Operating earnings from continuing businesses                52.7              35.5                     95.3             62.9
Sold operations (4)                                             -               9.9                      6.3             25.5
-----------------------------------------------------------------------------------------------------------------------------
    Total                                                  $ 52.7             $45.4                   $101.6           $ 88.4
=============================================================================================================================

(1) Includes China, Hong Kong, Indonesia, Japan (for the three month and six month periods ended June 30, 2000), Malaysia, New Zealand, Philippines, Taiwan and Thailand.
(2) Includes Argentina, Brazil, Chile, Colombia, Mexico, Peru, Poland and Venezuela.
(3)   Includes general and other miscellaneous expenses.
(4) Includes the Mexican businesses, Seguros Monterrey Aetna S.A. ("SMA") and Fianzas Monterrey Aetna S.A. ("FMA"), for the six months ended June
      30, 2000 and SMA, FMA and Canada for the three months and six months ended June 30, 1999.


The increase for both periods in Asia Pacific's earnings from continuing businesses is due to significant premium growth in Taiwan, the addition of earnings from Japan and heightened expense control throughout the Asia Pacific region. Partially offsetting these increases was a decrease in Malaysia results due primarily to the tax holiday in 1999 and tax adjustments in the second quarter of 2000.

The increase in the Americas' earnings from continuing businesses for the second quarter of 2000 is due to stronger results in the Mexican annuity business primarily due to increased investment returns and customer base as well as stronger results in Brazil due to an insurance premium tax reduction. The increase in the Americas' earnings from continuing businesses for the six months ended June 30, 2000 is due to stronger results in the Mexican pension business in the first quarter of 2000 primarily due to membership growth and an increase in fees due to higher average salaries per member, as well as the stronger results in the second quarter of 2000 for the Mexican annuity business and in Brazil, as previously mentioned.

The increase in the effective tax rate for the six months ended June 30, 2000 was primarily due to $33 million in taxes related to the sale of SMA and FMA and, to a lesser extent, an increase in earnings from equity affiliates, which are reported net of income taxes in net investment income.

On July 19, 2000, Aetna International signed an agreement to sell its New Zealand operation, Aetna Health Limited, to Southern Cross Medical Care Society. The sale is expected to close in the third quarter of 2000, subject to New Zealand Commerce Commission approval. The earnings of Aetna Health Limited are not material to the Company.

On July 14, 2000, Aetna International announced an agreement in principle to sell its 49 percent ownership interest in a Venezuelan joint venture, Seguros Mercantil, to the Venezuelan majority owner, Mercantil Servicios Financieros. The sale is expected to close in the third quarter of 2000. The earnings of Seguros Mercantil are not material to the Company.

On January 14, 2000, Aetna International and its Mexican partner sold two of their Mexican joint venture companies, Seguros Monterrey Aetna, S.A. and Fianzas Monterrey Aetna, S.A., to New York Life International Inc., a subsidiary of New York Life Insurance Company, for approximately $570 million in cash (Aetna International's share of the proceeds was approximately $279 million). The sale resulted in a capital gain of approximately $13 million. These two joint ventures contributed operating earnings of approximately $6 million during the six months ended June 30, 2000 and $7 million for the six month period ended June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL (CONTINUED)

On November 18, 1999, Aetna International acquired a 33% ownership interest in Aetna Heiwa Life Insurance Company Ltd., formerly known as The Heiwa Life Insurance Company Ltd., of Japan ("Heiwa"), for approximately $20 million. During the first quarter 2000, Aetna International increased its ownership interest in Heiwa to 99.82% for approximately $37 million. Heiwa contributed operating earnings of approximately $3 million during the three months ended June 30, 2000 and $7 million during the six months ended June 30, 2000.

On October 1, 1999, Aetna International sold its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. Operating earnings from the Canadian operations were $10 million for the second quarter of 1999 and $19 million for the six month period ended June 30, 1999. Refer to "Aetna International" in Aetna Inc.'s 1999 Annual Report on Form 10-K for additional information related to this sale.

Outlook

As discussed above, the Company has agreed to sell its Aetna International business to ING. Refer to "Forward-Looking Information/Risk Factors" in this Report and "Aetna International" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1999 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary


                                                Three Months Ended June 30,                 Six Months Ended June 30,
                                              -------------------------------         -----------------------------------
(Millions)                                      2000       1999       % Change           2000            1999     % Change
-----------------------------------------------------------------------------------------------------------------------------
Premiums                                     $  36.9      $ 28.8          28.1      $    77.6       $   57.4         35.2
Net investment income                          216.2       258.3         (16.3)         460.7          514.9        (10.5)
Fees and other income                            6.0         9.4         (36.2)          12.6           18.9        (33.3)
Net realized capital gains                       6.6        20.3         (67.5)           7.2           29.5        (75.6)
-----------------------------------------------------------------------------------------------------------------------------
       Total revenue                           265.7       316.8         (16.1)         558.1          620.7        (10.1)
-----------------------------------------------------------------------------------------------------------------------------
Current and future benefits                    229.9       254.0          (9.5)         487.6          505.5         (3.5)
Salaries and related benefits                    4.3         4.7          (8.5)           8.8           10.0        (12.0)
Operating expenses                               2.0         3.5         (42.9)           4.0            6.3        (36.5)
Reduction of reserve for loss
   on discontinued products                   (146.0)      (77.2)         89.1         (146.0)         (77.2)        89.1
-----------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses              90.2       185.0         (51.2)         354.4          444.6        (20.3)
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     175.5       131.8          33.2          203.7          176.1         15.7
Income taxes                                    61.8        46.8          32.1           72.6           62.8         15.6
-----------------------------------------------------------------------------------------------------------------------------
Net income                                   $ 113.7       $85.0          33.8      $   131.1      $   113.3         15.7
=============================================================================================================================
Net realized capital gains, net of
  tax (included above)                       $   4.4       $13.2         (66.7)     $     5.2      $    19.2        (72.9)
=============================================================================================================================
Deposits not included in
  premiums above                             $ 164.1      $195.9         (16.2)     $   327.3      $   461.3        (29.0)
=============================================================================================================================
Assets under management (1) (2)                                                     $25,243.8      $27,365.7         (7.8)
=============================================================================================================================

(1) Excludes net unrealized capital losses of $223.1 million at June 30, 2000 and net unrealized capital losses of $35.5 million at June 30, 1999.
(2) Includes assets under management of $5,787.4 million at June 30, 2000 and $6,390.1 million at June 30, 1999 related to discontinued products.


Results

Large Case Pensions' net income for the three months ended June 30, 2000 increased by $29 million compared with the corresponding period in 1999. Results include a reduction of the reserve for loss on discontinued products for Large Case Pensions of $95 million for the three months ended June 30, 2000 primarily as a result of favorable investment performance and favorable mortality and retirement experience and $50 million for the corresponding period in 1999 as a result of favorable investment performance. Excluding the discontinued products reserve releases and net realized capital gains, results for the three months ended June 30, 2000 decreased $7 million, or 33%, compared to the corresponding period in 1999.

Net income for the six months ended June 30, 2000 increased by $18 million compared with the corresponding period in 1999. Excluding the discontinued products reserve releases and net realized capital gains, results for the six months ended June 30, 2000 decreased $13 million, or 29%, compared to the corresponding period in 1999.

The decrease in results for the three and six month periods ended June 30, 2000 continues to reflect lower investment income due to the redeployment of capital supporting this business. Assets under management at June 30, 2000 were 8% lower than a year earlier. This decrease primarily resulted from the continuing run off of liabilities underlying the Large Case Pensions business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):


                                           Three Months Ended June 30,              Six Months Ended June 30,
                                          ----------------------------            ----------------------------
(Millions)                                        2000             1999                    2000            1999
-------------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities
   and benefit payments (1)                     $226.0           $237.3                  $451.9          $478.5
Contractholder withdrawals other than
   scheduled contract maturities and benefit
   payments                                       48.4            125.7                   103.4           201.0
Participant directed withdrawals                  14.9             21.5                    25.7            43.9
-------------------------------------------------------------------------------------------------------------------------

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

The results of discontinued products were as follows:


                                                       Three Months Ended June 30,             Six Months Ended June 30,
                                                      -----------------------------           --------------------------
(Millions)                                                     2000           1999                   2000            1999
-------------------------------------------------------------------------------------------------------------------------
Interest deficit (1)                                         $ (7.4)         $(3.3)                $ (3.8)         $ (8.6)
Net realized capital gains                                        -            5.3                    1.9            11.9
Interest earned on receivable from continuing products          5.3            5.5                   10.6            11.0
Other, net                                                      1.2            1.3                    7.5             5.9
-------------------------------------------------------------------------------------------------------------------------
Results of discontinued products, after tax                  $  (.9)         $ 8.8                 $ 16.2          $ 20.2
=========================================================================================================================
Results of discontinued products, pretax                     $ (1.2)         $13.2                 $ 22.0          $ 30.7
=========================================================================================================================
Net realized capital gains (losses) from sales of bonds,
   after tax (included above)                                $(15.3)         $ 2.3                 $(35.5)         $  7.8
=========================================================================================================================

(1) The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Net realized capital gains for the three and six months ended June 30, 2000 decreased compared to the corresponding periods in 1999. These decreases primarily result from realized capital losses on bonds, due to the rising interest rate environment, offset by capital gains from the sale of equities.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $380 million at June 30, 2000 and $464 million at December 31, 1999, net of related deferred taxes payable.

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

The activity in the reserve for anticipated future losses on discontinued products for the six months ended June 30, 2000 was as follows (pretax):

(Millions)
-----------------------------------------------------------------------------------------------------
Reserve at December 31, 1999                                                                $ 1,147.6
Operating income                                                                                  9.9
Net realized capital gains                                                                         .1
Mortality and other                                                                              12.0
Reserve reduction                                                                              (146.0)
-----------------------------------------------------------------------------------------------------
Reserve at June 30, 2000                                                                    $ 1,023.6
=====================================================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $95 million ($146 million pretax) of the reserve was released in the second quarter of 2000 primarily due to favorable performance related to certain equity investments, favorable mortality and retirement experience and the decrease in size of the overall bond portfolio which decreased default risk. The current reserve reflects management's best estimate of anticipated future losses.

The discontinued products investment portfolio is as follows:


(Millions)                                           June 30, 2000                          December 31, 1999
----------------------------------------------------------------------------------------------------------------
Class                                              Amount       Percent                    Amount        Percent
----------------------------------------------------------------------------------------------------------------
Debt Securities                                 $ 4,319.2          76.0%                 $ 4,533.0          77.2%
Mortgage Loans                                      806.9          14.2                      768.8          13.1
Real Estate                                         116.9           2.0                      112.7           1.9
Equities                                            200.2           3.5                      239.7           4.1
Short-term and other investments                    242.3           4.3                      214.2           3.7
----------------------------------------------------------------------------------------------------------------
Total                                           $ 5,685.5         100.0%                 $ 5,868.4         100.0%
================================================================================================================

Distributions on discontinued products were as follows:


                                                    Three Months Ended June 30,            Six Months Ended June 30,
                                                    ---------------------------           ----------------------------
(Millions)                                              2000                1999                 2000             1999
-----------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities, settlements
   and benefit payments                               $248.1              $356.2               $499.3          $ 666.7
Participant directed withdrawals                         2.3                 4.3                  5.0              8.6
-----------------------------------------------------------------------------------------------------------------------

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Refer to Note 8 of Condensed Notes to Consolidated Financial Statements for additional information.

CORPORATE

Operating Summary

                                           Three Months Ended June 30,                      Six Months Ended June 30,
                                         -------------------------------             ---------------------------------------
(Millions, after tax)                     2000         1999      % Change                2000                1999       % Change
----------------------------------------------------------------------------------------------------------------------------------
Interest expense                         $46.8       $ 40.1          16.7            $   96.8             $   80.7            20.0
==================================================================================================================================
Salaries and related benefits            $14.9       $ 11.4          30.7            $   25.1             $   22.9             9.6
Other operating expense, net               8.7          9.6          (9.4)               21.8                 17.9            21.8
Net realized capital losses                2.1          2.5         (16.0)                2.1                  2.5           (16.0)
----------------------------------------------------------------------------------------------------------------------------------
Total other expense                      $25.7       $ 23.5           9.4            $   49.0             $   43.3            13.2
==================================================================================================================================

The Corporate segment includes interest expense and other expenses that are not directly related to the Company's business segments. "Other operating expense, net" includes corporate expenses, such as staff area expenses, advertising and contributions, which are partially offset by net investment income.

The 2000 increase in interest expense primarily results from additional debt incurred in connection with the PHC acquisition in August 1999. Net realized capital losses in the three and six months ended June 30, 2000 include losses of $2.8 million on the sale of certain Corporate real estate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CORPORATE (CONTINUED)

Other operating expenses include Year 2000 costs of $1 million and $2 million for the three and six months ended June 30, 1999, respectively. Other operating expenses increased $4 million in the six months ended June 30, 2000 primarily resulting from costs related to the Company's prior plan to separate into two independent publicly traded companies.

As discussed above, the Company has agreed to sell its Aetna Financial Services and Aetna International businesses to ING, and the Company's goal is to close this transaction by year end 2000. In connection with closing this transaction, the Company will be incurring various costs, including fees for outside financial and legal advisors and expenses related to the change-in-control of Aetna Inc. The Company will evaluate the need to establish liabilities related to this transaction, including liabilities related to employee termination benefits and related costs. It is reasonably possible that the Company will need to establish such liabilities and that such liabilities and costs could be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company's total general account portfolio (including assets supporting discontinued products and experience-rated products).


(Millions)                                                      June 30, 2000                  December 31, 1999
----------------------------------------------------------------------------------------------------------------
Debt securities available for sale                                  $ 30,736.0                         $28,661.6
Debt securities held to maturity                                         149.9                                 -
Equity securities                                                        711.1                             791.1
Short-term investments                                                   574.3                             788.2
Mortgage loans                                                         3,168.6                           3,238.2
Commercial loans                                                       1,104.2                                 -
Real estate                                                              496.6                             361.8
Policy loans                                                             839.5                             541.5
Other                                                                  1,702.4                           1,394.8
----------------------------------------------------------------------------------------------------------------
Total investments                                                   $ 39,482.6                         $35,777.2
================================================================================================================



Debt Securities

Debt securities represented 78% of the Company's total general account invested assets at June 30, 2000 and 80% at December 31, 1999 and supported the following types of businesses:


(Millions)                                                          June 30, 2000              December 31, 1999
----------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                        $ 4,319.2                     $ 4,533.0
Supporting experience-rated products                                     11,561.7                      11,879.5
Supporting remaining products                                            15,005.0                      12,249.1
----------------------------------------------------------------------------------------------------------------
Total debt securities (1)                                               $30,885.9                     $28,661.6
================================================================================================================

(1) Total debt securities include "Below Investment Grade" securities of $2.2 billion at June 30, 2000 and $2.1 billion at December 31, 1999 of which 37% at June 30, 2000 and 46% at December 31, 1999 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a discussion of "Below Investment Grade" securities.



Debt securities reflected net unrealized capital losses of $677 million at June 30, 2000 and $748 million at December 31, 1999. Of the net unrealized capital losses at June 30, 2000, $102 million relate to assets supporting discontinued products and $271 million relate to experience-rated pension contractholders.

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities are residential collateralized mortgage obligations ("CMOs") of $1.8 billion at June 30, 2000 and $1.7 billion at December 31, 1999. There are various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates, resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At June 30, 2000, approximately 2% and at December 31, 1999, approximately 1% of the Company's CMO holdings were invested in CMOs that are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (CONTINUED)

Mortgage and Commercial Loans

At June 30, 2000 and December 31, 1999, the Company's mortgage loan investments, net of impairment reserves, supported the following types of businesses:



(Millions)                                                                June 30, 2000             December 31, 1999
---------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                               $  806.9                      $  768.8
Supporting experience-rated products                                              720.6                         923.4
Supporting remaining products                                                   1,641.1                       1,546.0
---------------------------------------------------------------------------------------------------------------------
Total mortgage loans                                                           $3,168.6                      $3,238.2
=====================================================================================================================
Total commercial loans                                                         $1,104.2                      $      -
=====================================================================================================================

During the first six months of 2000, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 8% at June 30, 2000 and 9% at December 31, 1999 of the Company's total general account invested assets.

Problem, restructured and potential problem loans included in mortgage loans were $290 million at June 30, 2000 and $285 million at December 31, 1999 of which 77% at June 30, 2000 and 79% at December 31, 1999 supported discontinued and experience-rated products. Specific impairment reserves on these loans were $36 million at June 30, 2000 and $32 million at December 31, 1999. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a discussion of problem, restructured and potential problem loans and Note 5 of the Condensed Notes to Consolidated Financial Statements for additional information.

During the first quarter 2000, as part of the Heiwa acquisition, the Company acquired approximately $1.2 billion of commercial loans, net of an allowance for loan losses of $174 million, as adjusted within the purchase price allocation period. The commercial loan portfolio primarily consists of secured corporate working capital loans, mostly to Japanese borrowers.

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

Management also reviews, on a quarterly basis, hypothetical net losses in the Company's consolidated near-term financial position, results of operations and cash flows under certain assumed market rate changes. Based on the Company's overall exposure to interest rate risk, equity price risk and foreign exchange risk, the Company believes that these changes in market rates and prices would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company as of June 30, 2000. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a more complete discussion of "Risk Management and Market-Sensitive Instruments".

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

During the first six months of 2000, the Company used net cash generated from investing, financing and operating activities to make approximately $75 million of investments in core businesses and acquisitions, pay approximately $95 million for common stock repurchases and pay approximately $56 million of dividends to shareholders. During the corresponding period of 1999, the Company used net cash generated from investing, financing and operating activities to make approximately $192 million of investments in core businesses and acquisitions, pay approximately $72 million for common stock repurchases and pay approximately $84 million of dividends to shareholders. Refer to the "Consolidated Statements of Cash Flows" for additional information.

Dividends

On June 30, 2000, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock to shareholders of record at the close of business July 28, 2000, payable August 15, 2000.

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services, Inc. and are fully and unconditionally guaranteed by Aetna Inc. Refer to Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information. As part of the ING transaction, ING will assume up to $2.7 billion of Aetna Services, Inc.'s long-term debt at closing.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $2.0 billion during the first six months of 2000 and $1.1 billion during the first six months of 1999.

Common Stock Transactions

On October 8, 1999, the Board of Directors authorized the repurchase of up to 20 million shares of common stock, not to exceed an aggregate purchase price of $1 billion (the "Plan"). Pursuant to the Plan, the Company has repurchased 8,707,000 shares of common stock at a cost of approximately $472 million through June 30, 2000, of which 1,787,000 shares at a cost of approximately $95 million were repurchased during the first six months of 2000. The Company currently expects repurchases of its common stock to be minimal prior to the closing of the ING transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Standalone Health Company

The Company currently expects the standalone health company to have an initial short-term debt level at the time of the closing of the ING transaction that exceeds the Company's domestic short-term debt level at June 30, 2000 and a debt to capital ratio lower than Aetna Inc.'s current ratio. It also is a condition to closing the ING transaction that the standalone health company have an investment grade debt rating of either at least BBB from Standard & Poor's or Baa2 from Moody's Investors Service.

The dividend and share repurchase policies of the standalone health company will be determined by the board of directors of that company at a future date and may vary from the Company's current policies.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill and other acquired intangible assets were $9.0 billion at June 30, 2000, or approximately 81% of consolidated shareholders' equity. The amortization of goodwill and other acquired intangible assets was $234 million for the six months ended June 30, 2000, or approximately 39% of pretax income. The amortization of other acquired intangible assets reflects management's estimate of the useful life of acquired intangible assets (primarily customer lists, health provider networks, workforce and computer systems), generally over various periods not exceeding 25 years. Management's estimate of the useful life of goodwill, which represents the excess of cost over the fair value of net assets acquired, is over periods not exceeding 40 years. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether future operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse effect on results of operations and financial condition.

Refer to "Aetna U.S. Healthcare" for discussion relating to goodwill associated with certain Medicare service areas which the Company has notified HCFA of its intent to exit.

NEW ACCOUNTING STANDARDS

Refer to Note 1 of the Condensed Notes to Consolidated Financial Statements for a discussion of recently issued accounting standards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT

The "Regulatory Environment" portion of Aetna Inc.'s 1999 Annual Report on Form 10-K and report on Form 10-Q for the period ended March 31, 2000 and "Legal Proceedings - Other Litigation and Regulatory Proceedings" below contain a discussion of important regulatory issues related to the Company's businesses. Additional recent regulatory developments are described below.

- On April 11, 2000, Aetna U.S. Healthcare's Texas HMOs entered into an Agreement of Voluntary Compliance ("AVC") with the Office of the Attorney General of Texas ("OAG") to settle, with prejudice and without admission, litigation commenced by the OAG in December 1998 regarding certain alleged business practices and to make additional commitments which the Company believes will help restore public confidence in managed care. The AVC provides for, among other things, allowing directly contracted Texas physicians in small group or individual practice to choose whether to participate in either or both of Aetna U.S. Healthcare's HMO/HMO-based and PPO/PPO-based product lines; paying directly contracted capitated primary care physicians with fewer than 100 HMO members on a fee-for-service basis rather than a capitated basis; expanding independent external review of coverage denials to include disputes regarding experimental and investigational coverage, emergency coverage, prescription drug coverage and standing referrals to specialists; and the creation of an Office of the Ombudsman that will act as an advocate for members and assist them with appeals or complaints. The AVC does not include any finding of fault nor does it include any fines or penalties. The Company does not expect the AVC to have a material effect on its financial condition or results of operations, and the AVC provides for potential relief should such unexpected impact occur.

FORWARD-LOOKING INFORMATION/RISK FACTORS

The "Forward-Looking Information/Risk Factors" portions of Aetna Inc.'s 1999 Annual Report on Form 10-K and Report on Form 10-Q for the period ended March 31, 2000 and the discussion below contain a discussion of important risk factors related to the Company's businesses.

We also face certain risks related to our pending transaction with ING. Our ability to complete the pending transaction with ING is subject, among other things, to receipt of required shareholder, regulatory and other consents and approvals, receipt of an investment grade debt rating of either at least BBB from Standard & Poor's or Baa2 from Moody's Investors Service for the standalone health company (which will be influenced by the results of our health business prior to the closing of the ING transaction) and the satisfaction of the other closing conditions specified in the transaction documents. We cannot control the timing or outcome of these consents and approvals or certain of these other matters, which could be delayed for a variety of reasons related and unrelated to the transaction itself. For a description of risk factors that may materially affect the results of our health business prior to the closing of the ING transaction, please see the risk factors contained in Aetna's 1999 Report on Form 10-K and Report on Form 10-Q for the period ended March 31, 2000 filed with the SEC and in this Report on Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS (CONTINUED)

We are seeking to improve the performance of our health business. The performance of our health business has been disappointing and results of that business have declined significantly in 2000. We have initiated a comprehensive review of our health business model, and we are in the process of considering and implementing a number of strategic initiatives with the goal of improving this business, including increasing prices. Our future success will depend in large part on our ability to design and implement these strategic initiatives. If these initiatives do not achieve their objective, our results could continue to be adversely affected. Also, the Company's health business has recently experienced significant changes in its senior management, and the Company is currently searching for a new chief executive officer for this business. The Company's success will also be dependent upon attracting and retaining a chief executive officer and other members of senior management in this business. For a description of other risk factors that may materially affect the results and business of Aetna U.S. Healthcare, please see the risk factors contained in Aetna's 1999 Report on Form 10-K and Report on Form 10-Q for the period ended March 31, 2000 filed with the SEC and in this Report on Form 10-Q.

Our profitability growth depends in part on an efficient integration of the PHC operations. We acquired the PHC operations on August 8, 1999. Factors that can affect the efficiency of our integration include, but are not limited to, our success in: (1) integrating management, products, legal entities, networks and information systems on a timely basis, (2) applying managed care expertise and techniques throughout a broader membership base and (3) eliminating duplicative administrative and customer service functions. Since the PHC closing, we have been working on integrating those operations into the operations of Aetna U.S. Healthcare. Due to the timing of the closing of the PHC acquisition, however, only a limited number of PHC members have been migrated to Aetna U.S. Healthcare's products to date. Migration and integration of substantial numbers of PHC members to Aetna U.S. Healthcare's products is scheduled to occur effective January 1, 2001 and January 1, 2002. Our ability to profitably grow as a result of the PHC acquisition is dependent upon the successful migration and integration of these members on these dates.

Recent regulatory developments and legal proceedings could adversely affect our businesses. The regulatory developments described in "Regulatory Environment" and in "Legal Proceedings - Other Litigation and Regulatory Proceedings" in this Report could adversely affect our businesses by, among other things, increasing our medical costs and/or operating expenses, reducing our ability to manage medical costs and/or potentially restricting certain marketing activities. It is uncertain whether we could counteract, through higher prices or other measures, these adverse effects.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

Shareholder Litigation
----------------------

Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert; on November 26, 1997 by the Rainbow Fund, Inc.; and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March 1999. On August 9, 1999, the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Merits discovery was completed in early 2000. On January 31, 2000 plaintiffs filed expert reports. On February 3, 2000, defendants filed motions for summary judgment. Also on February 3, 2000, plaintiffs moved for permission to file a third amended complaint. On March 20, 2000, the Court granted plaintiffs leave to file a third amended complaint and adopted a revised schedule. Pursuant to the revised schedule, defendants filed new summary judgment motions in May 2000 and the parties conducted expert discovery which is scheduled to be completed in the third quarter of 2000. Defendants' summary judgment motions are scheduled to be heard in August 2000, and trial is now scheduled to begin in the fourth quarter of 2000. Defendants are defending the actions vigorously.

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

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999, the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit. Oral argument was heard on June 19, 2000, and the appeals court is expected to render a decision on the appeal during 2000.

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

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neill (the "Mississippi O'Neill Complaint"). An Amended Complaint was filed on November 9, 1999 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop. The Mississippi O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages and restitution of alleged improper profits, from the Company, Aetna U.S. Healthcare Inc., Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and RICO. The Mississippi O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. On November 22, 1999, defendants moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the Conte and Maio Complaints filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the Superior Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Curtright in her individual capacity and on behalf of the general public of the State of California (the "Curtright Complaint"). The Curtright Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500, California Civil Code Section 1750 and state common law in connection with the sale and marketing of health plans in California. The Curtright Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and members of the general public. On December 16, 1999, defendants removed the action to the United States District Court for the Northern District of California. Plaintiff has moved to remand the action to state court. The Company has moved to dismiss the Curtright Complaint for failure to state a claim upon which relief can be granted and moved for a stay of the action pending resolution of the Maio and Conte matters. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Item 1.        Legal Proceedings.  (Continued)

A complaint was filed in the Superior Court of the State of California, County of San Diego on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from Aetna Inc., Aetna U.S. Healthcare Inc., Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and the general public and for alleged unfair practices relating to contracting of doctors. On May 5, 2000 the Court denied defendants' demurer but granted in part their motion to strike portions of the Ross Complaint and ordered plaintiff to file an amended complaint. The Ross Amended Complaint was filed on May 15, 2000. Defendants intend to defend the action vigorously.

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

A purported amended class action complaint was filed in the United States District Court for the Northern District of Alabama on January 19, 2000 by Eugene Mangieri, M.D. (the "Mangieri Complaint"). The Mangieri Complaint seeks various forms of relief, including unspecified damages, treble damages and punitive damages, from Aetna Inc., Aetna U.S. Healthcare Inc. and Richard L. Huber for alleged violations of RICO. The Mangieri Complaint claims that physicians suffer actual and potential harm from allegedly coercive terms contained in their contracts with the Company. On May 15, 2000 the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the Mangieri Complaint to the United States District Court for the Southern District of Florida for consolidated pretrial proceedings in the matter known as In re Humana, Inc. Managed Care Litigation. On May 30, 2000 the Company filed with the Panel an objection to that conditional transfer order. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Item 1.        Legal Proceedings.  (Continued)

A purported class action complaint was filed in the United States District Court for the District of New Jersey on April 11, 2000 by Jennifer McCarron and Ira S. Schwartz (the "McCarron Complaint"). The McCarron Complaint names as defendants The Prudential Insurance Company of America and health maintenance organizations that the Company acquired from Prudential on August 6, 1999. The McCarron Complaint seeks various forms of relief from defendants, including return of certain premiums, disgorgement of allegedly improper profits and injunctive relief, for alleged contractual breaches and violations of ERISA. Plaintiffs purport to represent a class including persons who were Prudential Health Plans subscribers before and/or after the Company's acquisition of those operations. The McCarron Complaint alleges that Prudential Health Plans' administration and disclosure of policies concerning medical necessity determinations violated contractual and fiduciary duties owed to subscribers. Ms. McCarron additionally alleges that she was wrongfully denied coverage for certain medical treatments. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on May 22, 2000 by John Romero and Catherine Romero (the "Romero Complaint"). The Romero Complaint names as defendants The Prudential Insurance Company of America and health maintenance organizations that the Company acquired from Prudential on August 6, 1999. The Romero Complaint seeks various forms of relief from defendants, including return of certain premiums, disgorgement of allegedly improper profits and injunctive relief, for alleged contractual breaches and violations of ERISA. Plaintiffs purport to represent a class including persons who were Prudential Health Plan subscribers before and/or after the Company's acquisition of those operations. The Romero Complaint alleges that Prudential Health Plans' administration and disclosure of policies concerning medical necessity determinations violated contractual and fiduciary duties owed to subscribers. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

On July 14, 2000, the Company filed with the Judicial Panel on Multidistrict Litigation a motion to consolidate and transfer six of the above matters for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania (the "MDL Application"). That motion seeks transfer and consolidation of the Amorosi, Conte, Curtright, and Mangieri Complaints as well as both the Mississippi O'Neill Complaint and the Florida O'Neill Complaint (as defined below).

A purported class action was filed in the United States District Court for the Southern District of Florida under the caption In re Humana, Inc. Managed Care Litigation, on June 23, 2000 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (the "Florida O'Neill Complaint"). The Florida O'Neill Complaint names as defendants Aetna Inc. and Aetna U.S. Healthcare Inc. The Florida O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages and restitution of alleged improper profits, from the Company and Aetna U.S. Healthcare Inc. for alleged violations of ERISA and RICO. The Florida O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising and marketing materials directed to Aetna HMO members, and alleges that defendants conspired with other managed care companies not to disclose alleged industry-wide practices. The Company sought from the Florida federal court a stay of further proceedings on the Florida O'Neill Complaint pending a decision on the MDL Application. On July 27, 2000, the Florida federal court denied that motion. The Company's response to the Florida O'Neill Complaint is due on August 11, 2000. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Financial Services Litigation
-----------------------------

In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. Aetna Life Insurance and Annuity Company ("ALIAC"), a wholly-owned subsidiary of Aetna Inc., is a defendant in two such lawsuits.

A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). This case has been removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000 by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

Other Litigation and Regulatory Proceedings
-------------------------------------------

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously.

In addition, the Company's business practices are subject to review by various state insurance and health care regulatory authorities and federal regulatory authorities. Recently, there has been heightened review by these regulators of the managed health care industry's business practices, including utilization management and claim payment practices. As the largest national managed care organization, the Company regularly is the subject of such reviews and several such reviews currently are pending, some of which may be resolved during the remainder of 2000. These reviews may result in changes to or clarifications of the Company's business practices, and may result in fines, penalties or other sanctions.

While the outcome of these other lawsuits and regulatory reviews cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 4.        Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Shareholders, held April 28, 2000, four matters were submitted to a vote: the election of directors for the coming year; the ratification of the appointment of KPMG LLP as independent public accountants for the current calendar year; a shareholder proposal to implement cumulative voting in the election of directors; and a shareholder proposal relating to the endorsement of the Coalition for Environmentally Responsible Economies or "CERES" principles. Each of the director candidates was elected and the appointment of KPMG was ratified. Neither shareholder proposal was adopted. The detailed results of the voting on these matters follow:


Election of Directors:
                                                                     Votes                             Votes
                                                                       For                          Withheld
                                                              ------------                        ----------

Leonard Abramson *                                             117,187,609                         4,442,862
Betzy Z. Cohen                                                 111,586,281                        10,044,190
William H. Donaldson                                           112,284,790                         9,345,681
Barbara Hackman Franklin                                       111,771,574                         9,858,897
Jeffrey E. Garten                                              111,904,993                         9,725,478
Jerome S. Goodman                                              111,624,303                        10,006,168
Earl G. Graves                                                 111,809,140                         9,821,331
Gerald Greenwald                                               100,719,567                        20,910,904
Ellen M. Hancock                                               111,865,244                         9,765,227
Michael H. Jordan                                              111,863,452                         9,767,019
Jack D. Kuehler                                                111,850,606                         9,779,865
Judith Rodin                                                   111,817,973                         9,812,498


* On June 6, 2000 Leonard Abramson resigned from the Company's Board of
Directors.


Other matters voted upon:

                                                            Votes               Votes                                     Broker
                                                              For             Against           Abstentions            Non-Votes
                                                    -------------        ------------         ------------          -----------
Ratification of Independent
   Public Accountants                                 120,425,631              740,647             464,193                     -

Shareholder Proposal to Implement Cumulative
   Voting in Election of Directors                     43,013,011           62,201,248           1,291,079            15,125,133

Shareholder Proposal Relating to Endorsement
   of the CERES Principles                              9,249,993           90,709,687           6,545,658            15,125,133

Item 5.        Other Information.


(a) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.


                                          Six Months Ended
                                              June 30,                             Years Ended December 31,
                                       ---------------------     -------------------------------------------------------------
Aetna Inc.                                       2000                    1999         1998        1997        1996        1995
------------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges               3.70                    4.11         4.96        5.74        2.45        4.97
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends          3.70                    3.63         3.94        4.46        2.10        4.97
------------------------------------------------------------------------------------------------------------------------------

                                                       Six Months Ended
                                                           June 30,                       Years Ended December 31,
                                                    -----------------------    ----------------------------------------------
Aetna Services, Inc.                                     2000                          1999         1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                           4.15                      3.61         4.31       5.78       2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                      4.15                      3.61         4.31       5.78       2.44
------------------------------------------------------------------------------------------------------------------------------

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (Refer to Note 13 of Notes to Consolidated Financial Statements in Aetna Inc.'s 1999 Annual Report on Form 10-K.) For the first six months of 2000 and during 1995 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

(b)   Ratings


The ratings of certain Aetna Inc.'s subsidiaries follow:


                                                                                          Rating Agencies
                                                                       -------------------------------------------------------
                                                                                                    Moody's
                                                                                                    Investors      Standard
                                                                       A.M. Best       Fitch***     Service        & Poor's
------------------------------------------------------------------------------------------------------------------------------
Aetna Services, Inc. (senior debt)**
    April 26, 2000                                                         *              A            A3             A
    August 3, 2000 (1)                                                     *              A            A3             A

Aetna Services, Inc. (commercial paper)**
    April 26, 2000                                                         *             F-1           P-2           A-1
    August 3, 2000 (1)                                                     *             F-1           P-2           A-1

Aetna Life Insurance Company (claims paying/financial strength)
    April 26, 2000                                                         A             AA-           A1             A+
    August 3, 2000 (1)                                                     A             AA-           A1             A+

Aetna Life Insurance and Annuity Company
        (claims paying/financial strength)
    April 26, 2000                                                         A             AA            Aa3           AA-
    August 3, 2000 (1)                                                     A             AA            Aa3           AA-
------------------------------------------------------------------------------------------------------------------------------

*   Nonrated by the agency.
**  Fully and unconditionally guaranteed by Aetna Inc.
*** Formerly known as Duff & Phelps.

 (1) A.M. Best has the ALIC rating under review with developing implications and the ALIAC rating under review with positive implications. Moody's placed the long-term credit ratings on review, upgrade and the short-term credit ratings were affirmed and removed from review. Moody's has placed the ALIC rating on review, downgrade and the ALIAC rating on review, upgrade. Standard & Poor's affirmed and removed from review the short-term credit rating. Standard & Poor's has placed the long-term credit ratings and the ALIAC rating on CreditWatch positive. Standard & Poor's has placed the ALIC rating on CreditWatch negative. Fitch has placed the short-term ratings and the ALIAC rating on watch, positive; and the ALIC rating on watch, evolving.

Item 6.   Exhibits and Reports on Form 8-K.


(a)   Exhibits

        (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

        2.1 Agreement and Plan of Restructuring and Merger, dated as of July 19, 2000, among the Company, ING America Insurance Group Holdings, Inc., ANB Acquisition Corp. and, for limited purposes only, ING Groep N.V.

        (4) Instruments Defining the Rights of Security Holders, Including Indentures.

        4.1 First Amendment, dated as of July 27, 2000, to the Rights Agreement dated as of September 24, 1999 between the Company and First Chicago Trust Company of New York, as Rights Agent, incorporated herein by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A filed on July 28, 2000.

        (10)         Material Contracts

        10.1 Letter Agreement, dated as of May 25, 2000, by and between the Company and Richard L. Huber. *

        10.2 Employment Agreement, dated as of May 31, 2000, by and between the Company and William H. Donaldson. *

        10.3 Tax Agreement, dated as of May 31, 2000, by and between the Company and William H. Donaldson. *

        10.4 Bonus Agreement, dated as of May 31, 2000, by and between the Company and William H. Donaldson. *

        10.5 Letter Agreement, dated as of June 26, 2000, by and between the Company and Thomas J. McInerney. *

        10.6 Benefits Agreement, dated as of July 5, 2000, by and between the Company and Thomas J. McInerney. *

        10.7 Agreement and Plan of Restructuring and Merger, dated as of July 19, 2000, among the Company, ING America Insurance Group Holdings, Inc., ANB Acquisition Corp. and, for limited purposes only, ING Groep N.V., incorporated herein by reference to Exhibit 2.1 to this Report on Form 10-Q.


      * Management contract or compensatory plan or arrangement.

Item 6.       Exhibits and Reports on Form 8-K. (Continued)


(a)      Exhibits (Continued)

        (12)         Statement Re: Computation of Ratios.

                     Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2000 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 for Aetna Inc. and for the six months ended June 30, 2000 and for the years ended December 31, 1999, 1998, 1997 and 1996 for Aetna Services, Inc.

        (15)         Letter Re: Unaudited Interim Financial Information.

                     Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated August 3, 2000.

        (27)         Financial Data Schedule.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on April 6, 2000 related to the retention of an executive recruiting firm to assist in the search for a chief executive officer for the health benefits company.

         The Company filed a report on Form 8-K on May 19, 2000 related to the announcement that Michael J. Cardillo, President of Aetna U.S. Healthcare, was retiring.

         The Company filed a report on Form 8-K on June 1, 2000 related to the Company's discussions with ING regarding the sale of all or part of Aetna's financial services and international businesses.

         The Company filed a report on Form 8-K on June 16, 2000 related to the Company's discussions with other interested parties regarding the sale of all or part of Aetna's financial services and international businesses.

         The Company filed a report on Form 8-K on July 18, 2000 related to the announcement that preliminary second quarter data reflected higher-than-anticipated commercial HMO medical costs for the period.

         The Company filed a report on Form 8-K on July 20, 2000 related to the announcement that the Company had reached a definitive agreement to sell its financial services and international businesses to ING Group.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    Aetna Inc.
                                      ------------------------------------------
                                                   Registrant


Date August 4, 2000                         By       /s/ Alan M. Bennett
                                              ----------------------------------
                                                      Alan M. Bennett
                                                      Vice President
                                                      and Corporate Controller
                                                      (Chief Accounting Officer)

                                   AETNA INC.

                                  EXHIBIT INDEX

        ===============================================================


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

  (2)          Plan of Acquisition, Reorganization, Arrangement, Liquidation or
               Succession.

  2.1 Agreement and Plan of Restructuring and Merger, dated as of July 19, 2000, among the Company, ING America Insurance Group Holdings, Inc., ANB Acquisition Corp. and, for limited purposes only, ING Groep N.V.

  (10)         Material Contracts

  10.1 Letter Agreement, dated as of May 25, 2000, by and between the Company and Richard L. Huber. *

  10.2 Employment Agreement, dated as of May 31, 2000, by and between the Company and William H. Donaldson. *

  10.3 Tax Agreement, dated as of May 31, 2000, by and between the Company and William H. Donaldson. *

  10.4 Bonus Agreement, dated as of May 31, 2000, by and between the Company and William H. Donaldson. *

  10.5 Letter Agreement, dated as of June 26, 2000, by and between the Company and Thomas J. McInerney. *

  10.6 Benefits Agreement, dated as of July 5, 2000, by and between the Company and Thomas J. McInerney. *

  (12)         Statement Re: Computation of Ratios.

               Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the six months ended June 30, 2000 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 for Aetna Inc. and for the six months ended June 30, 2000 and for the years ended December 31, 1999, 1998, 1997 and 1996 for Aetna Services, Inc.

  (15)         Letter Re: Unaudited Interim Financial Information.

               Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated August 3, 2000.

  (27)         Financial Data Schedule.

       * Management contract or compensatory plan or arrangement.