Form 10-Q
period 2000-09-30
AETNA INC
filed 2000-11-01
CIK 1013761

===============================================================================

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                        -----------------------------

                                  Form 10-Q

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the quarter ended September 30, 2000.

                                      or

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                        -----------------------------

                        Commission File Number 1-11913

                        -----------------------------

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

                  Yes [ X ]                  No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Capital Stock (par value $.01)                       141,351,061
-------------------------------------        ---------------------------------------------
                      (Class)                   Shares Outstanding at September 30, 2000

                              TABLE OF CONTENTS
                              -----------------



                                                                                                          Page
                                                                                                          ----
PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements.
                   Consolidated Statements of Income                                                       3
                   Consolidated Balance Sheets                                                             4
                   Consolidated Statements of Shareholders' Equity                                         5
                   Consolidated Statements of Cash Flows                                                   6
                   Condensed Notes to Consolidated Financial Statements                                    7
                   Independent Auditors' Review Report                                                     29

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.                                          30

Item 3.            Quantitative and Qualitative Disclosures
                   About Market Risk.                                                                      60


PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings.                                                                      61

Item 5.            Other Information.                                                                      68

Item 6.            Exhibits and Reports on Form 8-K.                                                       70

Signatures                                                                                                 72

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                                                                            Three Months Ended             Nine Months Ended
                                                                               September 30,                 September 30,
                                                                       --------------------------     --------------------------
(Millions, except per common share data)                                      2000           1999            2000           1999
--------------------------------------------------------------------------------------------------------------------------------
Revenue:
 Premiums                                                                $ 6,589.7      $ 5,574.8       $19,742.7     $ 14,598.0
 Net investment income                                                       816.1          748.6         2,340.5        2,232.6
 Fees and other income                                                       693.5          651.9         2,106.6        1,755.7
 Net realized capital gains (losses)                                          32.7           93.6           (20.9)         120.5
--------------------------------------------------------------------------------------------------------------------------------
Total revenue                                                              8,132.0        7,068.9        24,168.9       18,706.8
--------------------------------------------------------------------------------------------------------------------------------
Benefits and expenses:
 Current and future benefits                                               6,088.4        5,147.1        18,248.9       13,647.5
 Operating expenses:
    Salaries and related benefits                                            697.6          600.5         2,074.6        1,572.9
    Other                                                                    809.0          697.8         2,354.1        1,854.7
 Interest expense                                                             79.7           72.4           230.4          201.1
 Amortization of goodwill and other acquired intangible assets               117.4          111.7           351.3          325.1
 Amortization of deferred policy acquisition costs                            68.5           52.2           185.6          153.9
 Reduction of reserve for anticipated future loss on discontinued               -              -           (146.0)         (77.2
    products
--------------------------------------------------------------------------------------------------------------------------------
Total benefits and expenses                                                7,860.6        6,681.7        23,298.9       17,678.0
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   271.4          387.2           870.0        1,028.8
Income taxes:
 Current                                                                      63.8           79.7           254.0          232.3
 Deferred                                                                     30.2          112.2            82.8          214.1
--------------------------------------------------------------------------------------------------------------------------------
Total income taxes                                                            94.0          191.9           336.8          446.4
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $   177.4      $   195.3       $   533.2     $    582.4
================================================================================================================================
Net income applicable to common ownership                                $   177.4      $   192.4       $   533.2     $    551.9
================================================================================================================================
Results per common share:
 Basic                                                                   $    1.26      $    1.30       $    3.78     $     3.84
 Diluted                                                                      1.24           1.29            3.73           3.81
Dividends declared                                                             .20            .20             .60            .60
--------------------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                                            September 30,         December 31,
(Millions, except share data)                                                                       2000                 1999
-----------------------------------------------------------------------------------------------------------------------------
Assets:
Investments:
  Debt securities available for sale, at fair value (amortized cost $31,245.4 and             $ 30,921.2           $ 28,661.6
    $29,409.4)
  Debt securities held to maturity, at amortized cost                                              169.7                   -
  Equity securities, at fair value (cost $751.8 and $732.6)                                        854.4                791.1
  Short-term investments                                                                           763.4                788.2
  Mortgage loans                                                                                 3,186.6              3,238.2
  Commercial loans                                                                               1,054.1                   -
  Real estate                                                                                      512.6                361.8
  Policy loans                                                                                     874.4                541.5
  Other                                                                                          1,665.8              1,394.8
-----------------------------------------------------------------------------------------------------------------------------
Total investments                                                                               40,002.2             35,777.2
-----------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                                                                      2,968.0              2,504.5
  Short-term investments under securities loan agreement                                         1,248.0              1,037.5
  Accrued investment income                                                                        524.3                466.5
  Premiums due and other receivables                                                             2,741.7              2,751.1
  Reinsurance recoverables                                                                       3,938.3              3,881.1
  Deferred income taxes                                                                            146.1                352.0
  Deferred policy acquisition costs                                                              2,526.8              2,059.8
  Goodwill and other acquired intangible assets                                                  8,842.4              9,335.4
  Other assets                                                                                   1,897.7              1,341.7
  Separate Accounts assets                                                                      55,189.0             53,332.2
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                  $120,024.5           $112,839.0
=============================================================================================================================
Liabilities:
Insurance liabilities:
  Future policy benefits                                                                      $ 23,419.6           $ 17,599.3
  Unpaid claims                                                                                  5,076.4              4,976.5
  Unearned premiums                                                                                237.6                507.1
  Policyholders' funds left with the Company                                                    14,881.5             15,481.4
-----------------------------------------------------------------------------------------------------------------------------
Total insurance liabilities                                                                     43,615.1             38,564.3
-----------------------------------------------------------------------------------------------------------------------------
  Dividends payable to shareholders                                                                 28.3                 28.5
  Short-term debt                                                                                1,794.0              1,887.7
  Long-term debt                                                                                 2,377.4              2,677.9
  Payables under securities loan agreement                                                       1,248.0              1,037.5
  Current income taxes                                                                             300.4                307.6
  Other liabilities                                                                              3,993.5              4,195.5
  Minority and participating policyholders' interests                                              165.4                117.4
  Separate Accounts liabilities                                                                 55,189.0             53,332.2
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                              108,711.1            102,148.6
-----------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities (Notes 4 and 12)
Shareholders' equity:
  Common stock ($.01 par value; 500,000,000 shares authorized; 141,351,061 in 2000 and
    142,680,694 in 1999 issued and outstanding)                                                  3,650.3              3,719.3
  Accumulated other comprehensive loss                                                            (412.4)              (655.6)
  Retained earnings                                                                              8,075.5              7,626.7
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                      11,313.4             10,690.4
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                    $120,024.5           $112,839.0
=============================================================================================================================

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             Accumulated Other
                                                                                             Comprehensive Loss
                                                          Class C Voting                 --------------------------
                                                             Mandatorily                     Unrealized
(Millions, except share data)                                Convertible       Common    Gains (Losses)       Foreign      Retained
Nine Months Ended September 30, 2000            Total    Preferred Stock        Stock     on Securities      Currency      Earnings
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999               $10,690.4         $    -         $3,719.3         $ (206.1)      $(449.5)      $7,626.7
Comprehensive income:
 Net income                                     533.2                                                                         533.2
 Other comprehensive income, net of tax:
    Unrealized gains on securities
     ($258.3 pretax) (1)                        167.9                                            167.9
    Foreign currency ($102.2 pretax)             75.3                                                           75.3
                                            ---------
 Other comprehensive income                     243.2
                                            ---------
Total comprehensive income                      776.4
                                            =========
Common stock issued for benefit
    plans (457,367 shares)                       25.6                            25.6
Repurchase of common shares
   (1,787,000 shares)                           (94.6)                          (94.6)
Common stock dividends                          (84.4)                                                                        (84.4)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2000              $11,313.4         $    -         $3,650.3         $  (38.2)      $(374.2)      $8,075.5
===================================================================================================================================

Nine Months Ended September 30, 1999
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1998               $11,388.9         $ 862.1        $3,292.4         $  382.5       $(204.7)      $7,056.6
Comprehensive income:
 Net income                                     582.4                                                                         582.4
 Other comprehensive loss, net of tax:
    Unrealized losses on securities
     ($(566.2) pretax) (1)                     (368.0)                                          (368.0)
    Foreign currency ($(165.8) pretax)         (108.2)                                                        (108.2)
                                            ---------
 Other comprehensive loss                      (476.2)
                                            ---------
Total comprehensive income                      106.2
                                            =========
Common stock issued for benefit
    plans (586,543 shares)                       39.3                            39.3
Repurchase of common shares
   (1,704,800 shares)                          (131.7)                         (131.7)
Conversion of preferred securities
   (11,614,816 preferred shares converted
to 9,519,486 common shares)                        -           (862.1)          862.1
Issuance of stock appreciation rights            32.5                            32.5
Common stock dividends                          (88.3)                                                                        (88.3)
Preferred stock dividends                       (30.5)                                                                        (30.5)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1999              $11,316.4         $    -         $4,094.6         $   14.5       $(312.9)      $7,520.2
===================================================================================================================================

(1) Net of reclassification adjustments.

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended September 30,
                                                                                      -------------------------------
(Millions)                                                                                  2000                 1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                           $   533.2           $    582.4
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization (including investment discounts and premiums)           478.0                514.2
     Net realized capital (gains) losses                                                    20.9               (120.5)
     Changes in assets and liabilities:
         (Increase) decrease in accrued investment income                                    (.6)                45.4
         Increase in premiums due and other receivables                                    (91.6)              (290.0)
         Increase in deferred policy acquisition costs                                    (323.4)              (293.7)
         Increase (decrease) in income taxes                                                92.1               (148.3)
         Net (increase) decrease in other assets and other liabilities                    (184.3)                67.1
         Increase in insurance liabilities                                                 125.0                652.4
         Other, net                                                                         44.0                 29.9
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                  693.3              1,038.9
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from sales and investment maturities of:
     Debt securities available for sale                                                 19,804.3             15,597.5
     Equity securities                                                                   2,141.3                375.2
     Mortgage loans                                                                        519.7                321.4
     Real estate                                                                            33.5                 21.9
     Commercial loans                                                                      158.5                    -
     Other investments                                                                   1,712.6                471.3
     Short-term investments                                                             14,212.5             13,033.9
     NYLCare Texas                                                                         420.0                    -
  Cost of investments in:
     Debt securities available for sale                                                (20,244.8)           (15,513.6)
     Debt securities held to maturity                                                      (66.0)                   -
     Equity securities                                                                  (1,092.7)              (293.4)
     Mortgage loans                                                                       (493.8)              (315.9)
     Real estate                                                                           (26.0)               (43.2)
     Commercial loans                                                                      (86.2)                   -
     Other investments                                                                  (1,552.4)              (605.6)
     Short-term investments                                                            (13,937.3)           (12,475.6)
  Acquisitions:
     Prudential health care business                                                           -               (512.5)
     NYLCare health care business                                                              -                (48.8)
     Other                                                                                 (75.0)              (150.5)
  Increase in property and equipment                                                       (51.1)              (258.5)
  Other, net                                                                               (52.3)               (30.3)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                                     1,324.8               (426.7)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Deposits and interest credited for investment contracts                                1,462.0              2,008.1
  Withdrawals of investment contracts                                                   (2,337.2)            (2,605.4)
  Repayment of long-term debt                                                                  -                (31.3)
  Net decrease in short-term debt                                                         (394.3)               241.3
  Common stock issued under benefit plans                                                   25.6                 39.3
  Common stock acquired                                                                    (94.6)              (121.7)
  Dividends paid to shareholders                                                           (84.6)              (124.0)
  Other, net                                                                              (126.8)              (105.1)
---------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                  (1,549.9)              (698.8)
---------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                (4.7)                (1.4)
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                       463.5                (88.0)
Cash acquired from Prudential health care business                                             -                261.6
Cash and cash equivalents, beginning of period                                           2,504.5              1,951.5
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $ 2,968.0           $  2,125.1
=====================================================================================================================
Supplemental cash flow information:
  Interest paid                                                                        $   287.0           $    212.5
  Income taxes paid                                                                        239.9                414.7
---------------------------------------------------------------------------------------------------------------------

See Condensed Notes to Consolidated Financial Statements.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include Aetna Inc. and its majority-owned subsidiaries (collectively, the "Company"), including Aetna Services, Inc. ("Aetna Services") and Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare"). All significant intercompany balances have been eliminated. Certain non-U.S. affiliates of the Company report operations on a one-month lag. In such situations, operations are reported for the three- and nine-month periods ended August 31. Less than majority-owned entities, in which the Company has at least a 20% interest, are reported on the equity basis. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are unaudited. Certain reclassifications have been made to the 1999 financial information to conform to the 2000 presentation.

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

Future Accounting Standards

In September 2000, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities which replaces FAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard revises the methods for accounting for securitizations and other transfers of financial assets and collateral as outlined in FAS No. 125, and requires certain additional disclosures. For transfers and servicing of financial assets and extinguishments of liabilities, this standard will be effective for the Company's June 30, 2001 financial statements. However, for disclosures regarding securitizations and collateral, as well as the accounting for recognition and reclassification of collateral, this standard will be effective for the Company's December 31, 2000 financial statements. The Company is currently evaluating the impact of the adoption of this standard, however it does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 1998, the FASB issued FAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, further guidance related to accounting for derivative instruments and hedging activities was provided when the FASB issued FAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133. This standard, as amended, requires companies to record all derivatives on the balance sheet as either assets or liabilities and measure those instruments at fair value. The manner in which companies are to record gains or losses resulting from changes in the values of those derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As amended by FAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, this standard is effective for the Company's financial statements beginning January 1, 2001, with early adoption permitted. The impact of FAS No. 133, as amended, on the Company's financial statements will vary based on certain factors including future interpretive guidance from the FASB, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is evaluating the impact of the adoption of this standard, as amended, and currently does not believe that it will have a material effect on the Company's financial position or results of operations.

2.   RECENT DEVELOPMENTS

Agreement to Sell Aetna Financial Services and Aetna International

On July 20, 2000, the Company announced that it reached a definitive agreement (the "Agreement") to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. Under the terms of the Agreement, in two effectively simultaneous steps: (1) the Company will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of the Aetna U.S. Healthcare and Large Case Pensions businesses; and (2) Aetna Inc., which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING. In exchange for each Aetna Inc. share, Aetna shareholders will receive one share in the standalone health company and approximately $35 per share in cash. When ING acquires Aetna Inc., that entity is expected to have approximately $2.7 billion in long-term debt, which will be assumed by ING. The new standalone health company will be named Aetna Inc.

The Company's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year end 2000. The Company expects that it will incur certain costs associated with the transaction. Such amounts are currently estimated to be approximately $200 million to $250 million after tax and relate to payments for certain compensation-related arrangements, costs for outside financial and legal advisors, income taxes related to legal entity realignment pursuant to the Agreement, insurance for indemnification-related matters, payments for settlement of certain Aetna employee stock options held by individuals who will become employees of ING and various other expenses related to the change in control of Aetna Inc.

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

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

2.   RECENT DEVELOPMENTS (CONTINUED)

Other

The Company's Medicare+Choice contracts with the federal government are renewed for a one-year period each January 1. On June 29, 2000, the Company notified the Health Care Financing Administration ("HCFA") of its intent to exit a number of Medicare service areas affecting approximately 340,000 members, or approximately 55 percent of the Company's total current Medicare membership. The termination of these Medicare+Choice contracts will become effective on December 31, 2000. The Company may elect to continue to provide Medicare benefits to members in these service areas, in accordance with HCFA regulations and guidelines, if legislative or regulatory changes are made that would increase payments from HCFA to the Company within six months following this notification date.

During the remainder of 2000, the Company will continue to monitor any legislative or regulatory changes that might increase payments under applicable Medicare+Choice contracts and then make a final determination, as permitted under HCFA regulations, depending on the level of any such reimbursement increase. The Company will also, at such time, evaluate the need for the establishment of liabilities related to the withdrawal from applicable Medicare service areas, including employee termination benefits and related costs, as well as evaluate any impairment related to goodwill still separately identifiable with such service areas, which is considered recoverable pending a final decision to exit. Goodwill associated with such Medicare service areas was approximately $270 million at September 30, 2000. Legislation to increase these payments is currently pending in Congress. However, it is uncertain whether this legislation will be enacted and, if enacted, whether increases in payments would be sufficient to encourage the Company to remain in these service areas. Absent any sufficient increases in payments, the Company will exit these markets on December 31, 2000 and write off such identifiable goodwill at that time.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

3.   EARNINGS PER COMMON SHARE

A reconciliation of the numerator and denominator of the basic and diluted earnings per common share ("EPS") for the three and nine months ended September 30, was as follows:

Three Months Ended September 30,                                               Income              Shares         Per Common
(Millions, except per common share data)                                   (Numerator)       (Denominator)      Share Amount
----------------------------------------------------------------------------------------------------------------------------
2000
Basic EPS
   Net income                                                                  $177.4               141.2              $1.26
                                                                               ======                                  =====
Effect of dilutive securities:
   Stock options and other (1)                                                                        1.9
                                                                                                   ------
Diluted EPS
   Income applicable to common ownership and assumed conversions               $177.4               143.1              $1.24
============================================================================================================================
1999
Net income                                                                     $195.3
Less:  preferred stock dividends (2)                                              2.9
                                                                               ------
Basic EPS
   Income applicable to common ownership                                       $192.4               148.4              $1.30
                                                                               ======                                  =====
Effect of dilutive securities:
   Stock options and other (1)                                                                        1.0
                                                                                                   ------
Diluted EPS
   Income applicable to common ownership and assumed conversions               $192.4               149.4              $1.29
============================================================================================================================

Nine Months Ended September 30,                                                Income              Shares         Per Common
(Millions, except per common share data)                                   (Numerator)       (Denominator)      Share Amount
----------------------------------------------------------------------------------------------------------------------------
2000
Basic EPS
   Net income                                                                  $533.2               141.2              $3.78
                                                                               ======                                  =====
Effect of dilutive securities:
   Stock options and other (3)                                                                        1.6
                                                                                                  -------
Diluted EPS
   Income applicable to common ownership and assumed conversions               $533.2               142.8              $3.73
============================================================================================================================
1999
Net income                                                                     $582.4
Less:  preferred stock dividends (2)                                             30.5
                                                                               ------
Basic EPS
   Income applicable to common ownership                                       $551.9               143.6              $3.84
                                                                               ======                                  =====
Effect of dilutive securities:
   Stock options and other (3)                                                                        1.1
                                                                                                  -------
Diluted EPS
   Income applicable to common ownership and assumed conversions               $551.9               144.7              $3.81
============================================================================================================================

(1) Options to purchase shares of common stock and stock appreciation rights ("SARs") for the three months ended September 30, 2000 and 1999 of 9.4 million shares (with exercise prices ranging from $61.63 to $112.63) and
     7.0 million shares (with exercise prices ranging from $74.63 to $112.63), respectively, were not included in the calculation of diluted earnings per common share because the options' and SARs' exercise price was greater than the average market price of common shares.

(2) On July 19, 1999, the Company redeemed all of its Class C preferred stock. (Refer to Note 5.)

(3) Options to purchase shares of common stock and SARs for the nine months ended September 30, 2000 and 1999 of 9.5 million shares (with exercise prices ranging from $58.06 to $112.63) and 5.9 million shares (with exercise prices ranging from $81.56 to $112.63), respectively, were not included in the calculation of diluted earnings per common share because the options' and SARs' exercise price was greater than the average market price of common shares.

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

For the three and nine months ended September 30, 2000, the Company recorded asset amortization of $7 million and $20 million pretax, respectively, related to the fair value adjustment of the reinsurance agreement ($42 million pretax in 1999 (from August 6, 1999 through September 30, 1999)); liability amortization of $2 million and $24 million pretax, respectively, related to the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business ($43 million pretax in 1999); and asset amortization of $2 million and $13 million pretax, respectively, related to the above-market compensation component related to the supplemental fees under the ASO contracts.

The Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Premium expense recognized for the three and nine months ended September 30, 2000 was $4 million and $11 million pretax, respectively ($2 million pretax in 1999). Under the agreement, Prudential has agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold was 83.5% for August 6, 1999 through December 31, 1999 and is 84% for January 1, 2000 through December 31, 2000. During the three and nine months ended September 30, 2000, reinsurance recoveries under this agreement (reflected as a reduction of current and future benefits) were $48 million and $94 million pretax, respectively ($27 million pretax in 1999). The premium is subject to adjustment if medical costs of PHC are below these threshold medical loss ratio levels.

The Company also agreed to service Prudential's ASO contracts following the closing. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run off period, but no later than June 30, 2001. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO members to the Company, as well as paying certain supplemental fees. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the three and nine months ended September 30, 2000, the Company recorded total fees for servicing the Prudential ASO business of approximately $86 million and $290 million pretax, respectively, ($90 million in 1999) including supplemental fees of approximately $28 million and $112 million pretax, respectively, ($40 million in 1999) which was net of the asset amortization related to the above-market compensation component related to the supplemental fees under the ASO contracts described above (reflected as fees and other income).

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

4.   ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Aetna U.S. Healthcare (Continued)

In connection with the PHC acquisition, the Company agreed with the U.S. Department of Justice and the State of Texas to divest certain Texas HMO/POS and other related businesses ("NYLCare Texas") acquired by the Company as part of the 1998 acquisition of New York Life Insurance Company's health care business. Pursuant to this agreement, on March 31, 2000, Aetna U.S. Healthcare completed the sale of NYLCare Texas to Blue Cross and Blue Shield of Texas, a division of Health Care Service Corporation, for approximately $420 million in cash. The sale resulted in an after-tax capital loss of $35 million, which was recognized in the fourth quarter of 1999. The after-tax loss included operating losses from October 1, 1999 through closing. The results of operations of NYLCare Texas were not material to the Aetna U.S. Healthcare segment or to the Company's consolidated results of operations.

During the first quarter 2000, Aetna U.S. Healthcare acquired the remaining minority ownership interest in InteliHealth Inc., which distributes healthcare information principally through its internet web site and sells health products to consumers. The aggregate purchase price was not material.

Aetna International

On September 19, 2000, Aetna International, Inc. ("Aetna International"), with the consent of ING, entered into an agreement to sell its remaining Mexican operations to its partner, Grupo Financiero BBVA Bancomer, S.A. de C.V., for approximately $693 million. The sale is expected to close in the fourth quarter of 2000, subject to Mexican regulatory approval. Operating earnings from the Mexican operations were approximately $61 million and $37 million for the nine months ended September 30, 2000 and 1999, respectively.

On August 18, 2000, Aetna International sold its 50 percent ownership interest in a Venezuelan joint venture, Seguros Mercantil, to its Venezuelan partner, Mercantil Servicios Financieros for approximately $17 million. The sale resulted in an after-tax capital loss of approximately $9 million. The earnings of Seguros Mercantil were not material to the Company.

On July 19, 2000, Aetna International signed an agreement to sell its New Zealand operation, Aetna Health Limited, to The Southern Cross Medical Care Society. Approval from the New Zealand Commerce Commission has been received, and the sale is now expected to close in the fourth quarter of 2000. The earnings of Aetna Health Limited are not material to the Company.

On January 14, 2000, Aetna International and its Mexican partner sold two of their Mexican joint venture companies, Seguros Monterrey Aetna, S.A. and Fianzas Monterrey Aetna, S.A., to New York Life International, Inc., a subsidiary of New York Life Insurance Company, for approximately $570 million in cash (Aetna International's share of the proceeds was approximately $279 million). The sale resulted in an after-tax capital gain of approximately $13 million. These two joint ventures contributed operating earnings of approximately $6 million and $18 million for the nine months ended September 30, 2000 and 1999, respectively.

On November 18, 1999, Aetna International acquired a 33% ownership interest in Aetna Heiwa Life Insurance Company Ltd., formerly known as The Heiwa Life Insurance Company Ltd., of Japan ("Heiwa"), for approximately $20 million. During the first quarter 2000, Aetna International increased its ownership interest in Heiwa to 99.82% for approximately $37 million.

On October 1, 1999, Aetna International sold its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. Operating earnings from the Canadian operations were $25 million for the nine months ended September 30, 1999.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

5.   CAPITAL STOCK

On July 19, 1999, the Company redeemed all outstanding shares of its 6.25% Class C Voting Mandatorily Convertible Preferred Stock ("Preferred Stock"). Holders of the Preferred Stock received .8197 shares of Aetna common stock for each share of Preferred Stock. Approximately 9.5 million shares of Aetna common stock were issued to effect the redemption.

6.   INVESTMENTS

Net investment income includes amounts allocable to experience-rated contractholders of $241 million and $251 million for the three months ended September 30, 2000 and 1999, respectively, and $737 and $764 million for the nine months ended September 30, 2000 and 1999, respectively. Interest credited to contractholders is included in current and future benefits.

Net realized capital losses allocable to experience-rated contractholders of $3 million and $27 million for the three months ended September 30, 2000 and 1999, respectively, and $54 million and $18 million for the nine months ended September 30, 2000 and 1999, respectively, were deducted from net realized capital gains (losses) as reflected on the Consolidated Statements of Income, and an offsetting amount is reflected on the Consolidated Balance Sheets in policyholders' funds left with the Company.

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

                                                     September 30, 2000                         December 31, 1999
                                                -------------------------------           ------------------------------
                                                       Total                                   Total
                                                    Recorded           Specific             Recorded            Specific
(Millions)                                        Investment           Reserves           Investment            Reserves
------------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                      $125.7              $21.5               $158.9               $22.2
Supporting experience-rated products                    52.5                7.9                 66.9                 8.8
Supporting remaining products                           48.8                4.8                 59.2                 1.1
------------------------------------------------------------------------------------------------------------------------
Total impaired loans                                  $227.0(1)           $34.2               $285.0 (1)           $32.1
========================================================================================================================

(1) Includes impaired loans of $54.6 million and $109.0 million at September 30, 2000 and December 31, 1999, respectively, for which no specific reserves are considered necessary.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

6.   INVESTMENTS (CONTINUED)

The activity in the specific and general reserves for the nine months ended September 30, 2000 and 1999 is summarized below:

                                                                    Supporting
                                                 Supporting        Experience-        Supporting
                                               Discontinued              Rated         Remaining
(Millions)                                         Products           Products          Products              Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                          $28.9              $15.6             $ 4.8              $49.3
Credited to net realized capital gains (losses)         (.5)               (.8)              (.6)              (1.9)
Charged to other accounts                                 -                  -               1.9                1.9
Principal write-offs                                      -                  -              (1.1)              (1.1)
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000                         $28.4              $14.8             $ 5.0              $48.2(1)
===================================================================================================================
Balance at December 31, 1998                          $29.5              $29.6             $ 7.8              $66.9
Credited to net realized capital gains (losses)           -                  -               (.2)               (.2)
Charged to other accounts                                 -                  -               1.8                1.8
Principal write-offs                                    (.6)              (4.4)              (.5)              (5.5)
-------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999                         $28.9              $25.2             $ 8.9              $63.0(1)
===================================================================================================================

(1) Total reserves at September 30, 2000 and 1999 include $34.2 million and $43.7 million of specific reserves, respectively, and $14.0 million and $19.3 million of general reserves, respectively.

Income earned (pretax) and cash received on the average recorded investment in impaired loans were as follows:

                                          Three Months Ended                     Nine Months Ended
                                          September 30, 2000                    September 30, 2000
                                     ------------------------------       ----------------------------------
                                      Average                              Average
                                     Impaired     Income       Cash       Impaired     Income           Cash
(Millions)                              Loans     Earned   Received          Loans     Earned       Received
------------------------------------------------------------------------------------------------------------
Supporting discontinued products       $150.6       $2.3       $2.3         $156.1      $ 7.5          $ 7.6
Supporting experience-rated products     65.0        1.8        1.8           70.2        5.1            5.0
Supporting remaining products            66.2        3.2        2.8           57.8        8.6            8.4
------------------------------------------------------------------------------------------------------------
Total                                  $281.8       $7.3       $6.9         $284.1      $21.2          $21.0
============================================================================================================

                                          Three Months Ended                       Nine Months Ended
                                          September 30, 1999                       September 30, 1999
                                     ------------------------------       ---------------------------------
                                      Average                              Average
                                     Impaired     Income       Cash       Impaired     Income          Cash
(Millions)                              Loans     Earned   Received          Loans     Earned      Received
-----------------------------------------------------------------------------------------------------------
Supporting discontinued products       $157.9       $3.1       $3.0         $158.8      $ 9.1         $ 9.0
Supporting experience-rated products     95.3        2.8        2.6           94.2        7.1           6.8
Supporting remaining products            29.9        2.7        2.4           35.4        5.8           5.2
-----------------------------------------------------------------------------------------------------------
Total                                  $283.1       $8.6       $8.0         $288.4      $22.0         $21.0
===========================================================================================================

7.   SUPPLEMENTAL CASH FLOW INFORMATION

Significant noncash investing and financing activities included acquisition of real estate through foreclosures of mortgage loans amounting to $17 million and $9 million for the nine months ended September 30, 2000 and 1999, respectively.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

8.   ADDITIONAL INFORMATION - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss related to changes in unrealized gains (losses) on securities (excluding those related to experience-rated contractholders and discontinued products) were as follows:

                                                                                              Nine Months
                                                                                           Ended September 30,
                                                                                        -----------------------
(Millions)                                                                                    2000         1999
---------------------------------------------------------------------------------------------------------------
Unrealized holding gains (losses) arising during the period (1)                             $153.3      $(325.9)
Less:  reclassification adjustment for gains (losses) and other items included in            (14.6)        42.1
    net income (2)
---------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                                                 $167.9      $(368.0)
===============================================================================================================

(1) Pretax unrealized holding gains (losses) arising during the period were $235.8 million and $(501.4) million for 2000 and 1999, respectively.

(2) Pretax reclassification adjustments for gains (losses) and other items included in net income were $(22.5) million and $64.8 million for 2000 and 1999, respectively.

9.   DISCONTINUED PRODUCTS

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

The factors contributing to changes in the reserve for anticipated future losses consist of: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain will occur on some contracts if an annuitant retires later than expected (a loss if an annuitant retires earlier than expected).

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. The offsetting payable, on which interest is similarly accrued, is reflected in continuing products. Interest on the payable generally offsets the investment income on the assets available to fund the shortfall. At September 30, 2000, the receivable from continuing products, net of related deferred taxes payable of $75 million on the accrued interest income, was $384 million. At December 31, 1999, the receivable from continuing products, net of related deferred taxes payable of $67 million on accrued interest income, was $464 million. These amounts were eliminated in consolidation.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

9.   DISCONTINUED PRODUCTS  (CONTINUED)

Results of discontinued products were as follows (pretax, in millions):

                                                                                    Charged (Credited)
                                                                                        to Reserve for
Three months ended September 30, 2000                                    Results         Future Losses               Net(1)
------------------------------------------------------------------------------------------------------------------------
Net investment income                                                     $110.1         $     -                  $110.1
Net realized capital losses                                                (17.7)           17.7                       -
Interest earned on receivable from continuing products                       6.9               -                     6.9
Other income                                                                 4.8               -                     4.8
------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                          104.1            17.7                   121.8
------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                112.7             6.0                   118.7
Operating expenses                                                           3.1               -                     3.1
------------------------------------------------------------------------------------------------------------------------
    Total benefits and expenses                                            115.8             6.0                   121.8
------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                          $(11.7)        $  11.7                  $    -
========================================================================================================================

Three months ended September 30, 1999
------------------------------------------------------------------------------------------------------------------------
Net investment income                                                     $116.3         $     -                  $116.3
Net realized capital losses                                                (12.3)           12.3                       -
Interest earned on receivable from continuing products                       7.9               -                     7.9
Other income                                                                 9.1               -                     9.1
------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                          121.0            12.3                   133.3
------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                122.4             8.0                   130.4
Operating expenses                                                           2.9               -                     2.9
------------------------------------------------------------------------------------------------------------------------
    Total benefits and expenses                                            125.3             8.0                   133.3
------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                          $ (4.3)        $   4.3                  $    -
========================================================================================================================

Nine months ended September 30, 2000
------------------------------------------------------------------------------------------------------------------------
Net investment income                                                     $334.0         $     -                  $334.0
Net realized capital losses                                                (17.6)           17.6                       -
Interest earned on receivable from continuing products                      23.2               -                    23.2
Other income                                                                23.1               -                    23.1
------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                          362.7            17.6                   380.3
------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                342.4            27.9                   370.3
Operating expenses                                                          10.0               -                    10.0
------------------------------------------------------------------------------------------------------------------------
    Total benefits and expenses                                            352.4            27.9                   380.3
------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                          $ 10.3         $ (10.3)                 $    -
========================================================================================================================

Nine months ended September 30, 1999
------------------------------------------------------------------------------------------------------------------------
Net investment income                                                     $360.1         $     -                  $360.1
Net realized capital gains                                                   6.0            (6.0)                      -
Interest earned on receivable from continuing products                      24.8               -                    24.8
Other income                                                                24.4               -                    24.4
------------------------------------------------------------------------------------------------------------------------
    Total revenue                                                          415.3            (6.0)                  409.3
------------------------------------------------------------------------------------------------------------------------
Current and future benefits                                                379.5            20.4                   399.9
Operating expenses                                                           9.4               -                     9.4
------------------------------------------------------------------------------------------------------------------------
    Total benefits and expenses                                            388.9            20.4                   409.3
------------------------------------------------------------------------------------------------------------------------
Results of discontinued products                                          $ 26.4         $ (26.4)                 $    -
========================================================================================================================

(1) Amounts are reflected in the September 30, 2000 and 1999 Consolidated Statements of Income, except for interest earned on the receivable from continuing products which was eliminated in consolidation.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

9.   DISCONTINUED PRODUCTS (CONTINUED)

Assets and liabilities supporting discontinued products at September 30, 2000 and December 31, 1999 were as follows (1):

                                                                   September 30,        December 31,
(Millions)                                                                 2000                1999
----------------------------------------------------------------------------------------------------
Assets:
    Debt securities available for sale                                  $4,208.6            $4,533.0
    Mortgage loans                                                         783.4               768.8
    Real estate                                                            127.5               112.7
    Short-term and other investments                                       501.9               453.9
----------------------------------------------------------------------------------------------------
Total investments                                                        5,621.4             5,868.4
    Short-term investments under securities loan agreement                  53.3               243.8
    Current and deferred income taxes                                       65.6               134.1
    Receivable from continuing products (2)                                458.9               530.6
    Other                                                                      -                82.6
----------------------------------------------------------------------------------------------------
Total assets                                                            $6,199.2            $6,859.5
====================================================================================================
Liabilities:
    Future policy benefits                                              $4,490.2            $4,566.0
    Policyholders' funds left with the Company                             630.3               902.1
    Reserve for anticipated future losses on discontinued
      products                                                           1,011.9             1,147.6
    Payables under securities loan agreement                                53.3               243.8
    Other                                                                   13.5                   -
----------------------------------------------------------------------------------------------------
Total liabilities                                                       $6,199.2            $6,859.5
====================================================================================================

(1) Assets supporting the discontinued products are distinguished from other continuing operations' assets.

(2)  The receivable from continuing products was eliminated in consolidation.

At September 30, 2000, net unrealized capital losses on available-for-sale debt securities are included above in other liabilities. At December 31, 1999, net unrealized capital losses on available-for-sale debt securities are included above in other assets. These net unrealized capital losses are not reflected in consolidated shareholders' equity. The reserve for anticipated future losses is included in future policy benefits on the Consolidated Balance Sheets.

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

9.   DISCONTINUED PRODUCTS (CONTINUED)

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

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2000 was as follows (pretax):

(Millions)
----------------------------------------------------------------------
Reserve at December 31, 1999                                  $1,147.6
Operating income                                                  15.1
Net realized capital losses                                      (17.6)
Mortality and other                                               12.8
Reserve reduction                                               (146.0)
----------------------------------------------------------------------
Reserve at September 30, 2000                                 $1,011.9
======================================================================

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $95 million ($146 million pretax) of the reserve was released in the second quarter 2000 primarily due to favorable performance related to certain equity investments, favorable mortality and retirement experience and the decrease in size of the overall bond portfolio which decreased default risk. The review in the second quarter of 1999 resulted in the Company's release of $50 million ($77 million pretax) of the discontinued products reserve. The current reserve reflects management's best estimate of anticipated future losses.

10.  DEBT AND GUARANTEE OF DEBT SECURITIES

Aetna Inc. has fully and unconditionally guaranteed the payment of all principal, premium, if any, and interest on all outstanding debt securities of Aetna Services (collectively, the "Aetna Services Debt").

Aetna Services has a revolving credit facility in an aggregate amount of $1.5 billion with a worldwide group of banks. This credit facility terminates in June 2001. Various interest rate options are available under this facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from .065% to .2% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at September 30, 2000 is at an annual rate of .08%. There are no borrowings under this facility as of September 30, 2000. This facility also supports Aetna Services' commercial paper borrowing program. As a guarantor of any amounts outstanding under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income (loss)), of at least $7.5 billion.

Aetna Services also has an additional revolving credit facility in an aggregate amount of $500 million with a worldwide group of banks. This credit facility terminates in March 2001. Various interest rate options are available under this facility and any borrowings mature on the expiration date of the applicable credit commitment. Aetna Services pays facility fees ranging from
 .07% to .25% per annum, depending upon its long-term senior unsecured debt rating. The facility fee at September 30, 2000 is at an annual rate of .08%. There are no borrowings under this facility as of September 30, 2000. This facility also supports Aetna Services' commercial paper borrowing program. As a guarantor under this credit facility, Aetna Inc. is required to maintain shareholders' equity, excluding net unrealized capital gains and losses (accumulated other comprehensive income (loss)), of at least $7.5 billion.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

10.  DEBT AND GUARANTEE OF DEBT SECURITIES (CONTINUED)

Consolidated financial statements of Aetna Services have not been presented herein or in any separate reports filed with the Securities and Exchange Commission because management has determined that such financial statements would not be material to holders of the Aetna Services Debt. Summarized consolidated financial information for Aetna Services is as follows (in millions):

Balance Sheets Information:

                                                                September 30,         December 31,
                                                                        2000                 1999
-------------------------------------------------------------------------------------------------
Total investments (excluding Separate Accounts)                   $ 37,665.2           $ 33,258.1
Total assets                                                       108,504.8            101,154.3
Total insurance liabilities                                         41,003.7             35,665.1
Total liabilities                                                  105,254.8             98,342.2
Total shareholder's equity                                           3,250.0              2,812.1
-------------------------------------------------------------------------------------------------

Statements of Income Information:

                                                         Three Months Ended     Nine Months Ended
                                                         September 30, 2000    September 30, 2000
-------------------------------------------------------------------------------------------------
Total revenue                                                      $3,489.4             $10,410.1
Total benefits and expenses                                         3,218.6               9,467.6
Income before income taxes                                            270.8                 942.5
Net income                                                            200.6                 634.2
-------------------------------------------------------------------------------------------------

The amount of dividends that may be paid to Aetna Services or Aetna U.S. Healthcare by their domestic insurance and HMO subsidiaries at September 30, 2000 without prior approval by state regulatory authorities is limited to approximately $455 million in the aggregate. There are no such restrictions on distributions from Aetna Services or Aetna U.S. Healthcare to Aetna Inc. or on distributions from Aetna Inc. to its shareholders.

On October 31, 2000, Aetna Services was merged with and into Aetna Inc., and Aetna Inc. assumed all of Aetna Services' obligations under the Aetna Services Debt, including the two revolving credit facilities.

Item 1.  Financial Statements.

                         AETNA INC. AND SUBSIDIARIES
             CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

11.   SEGMENT INFORMATION

Summarized financial information for the Company's principal operations for the three and nine months ended September 30, was as follows:

                                                                       Aetna
Three Months Ended September 30,                    Aetna U.S.     Financial          Aetna  Large Case    Corporate         Total
(Millions)                                          Healthcare      Services  International    Pensions    and Other(1)    Company
----------------------------------------------------------------------------------------------------------------------------------
2000
Revenues from external customers                      $6,226.7        $218.1         $797.9      $ 40.5      $     -      $7,283.2
Net investment income                                    188.9         232.4          126.3       229.7          7.4         784.7
Equity in earnings of subsidiaries                           -             -           31.4           -            -          31.4
----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                             $6,415.6        $450.5         $955.6      $270.2      $   7.4      $8,099.3
==================================================================================================================================

Operating earnings (losses) (2)                       $   77.0        $ 67.0         $ 63.2      $ 19.7      $ (68.8)     $  158.1
Other item (3)                                               -             -              -           -         (5.2)         (5.2)
Realized capital gains (losses), net of tax               20.3          (7.3)           9.3         3.2         (1.0)         24.5
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $   97.3        $ 59.7         $ 72.5      $ 22.9      $ (75.0)     $  177.4
==================================================================================================================================

1999
Revenues from external customers                      $5,405.5        $178.4         $595.2      $ 47.6      $     -      $6,226.7
Net investment income                                    163.8         224.8           93.5       241.1          1.9         725.1
Equity in earnings of subsidiaries                           -             -           23.5           -            -          23.5
----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
  (losses)                                            $5,569.3        $403.2         $712.2      $288.7      $   1.9      $6,975.3
==================================================================================================================================

Operating earnings (losses) (2)                       $  131.3        $ 55.5         $ 43.5      $ 20.9      $ (67.1)     $  184.1
Realized capital gains (losses), net of tax               26.1          (7.2)         (21.4)       (3.8)        17.5          11.2
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $  157.4        $ 48.3         $ 22.1      $ 17.1      $ (49.6)     $  195.3
==================================================================================================================================

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings (losses) is comprised of net income (loss) excluding realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3) Other item is comprised of an after-tax charge of $5.2 million related to a shareholder litigation settlement agreement in Corporate and Other in 2000. (Refer to Note 12.)

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

11.   SEGMENT INFORMATION (CONTINUED)

                                                                      Aetna
Nine Months Ended September 30,                     Aetna U.S.    Financial           Aetna   Large Case   Corporate         Total
(Millions)                                          Healthcare     Services   International     Pensions   and Other (1)   Company
----------------------------------------------------------------------------------------------------------------------------------
2000
Revenues from external customers                     $18,810.4     $  622.9        $2,285.3      $ 130.7     $     -     $21,849.3
Net investment income                                    533.7        683.0           330.9        690.4        11.9       2,249.9
Equity in earnings of subsidiaries                           -            -            90.6            -           -          90.6
----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                            $19,344.1     $1,305.9        $2,706.8      $ 821.1     $  11.9     $24,189.8
==================================================================================================================================

Operating earnings (losses) (2)                      $   282.8     $  190.3        $  164.8      $  50.7     $(212.5)    $   476.1
Other items (3)                                          (14.6)           -               -         94.9        (5.2)         75.1
Realized capital gains (losses), net of tax                (.7)       (15.0)           (7.6)         8.4        (3.1)        (18.0)
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $   267.5     $  175.3        $  157.2      $ 154.0     $(220.8)    $   533.2
==================================================================================================================================

1999
Revenues from external customers                     $14,036.4     $  478.4        $1,714.6      $ 123.9     $    .4     $16,353.7
Net investment income                                    443.0        672.3           285.1        756.0         6.2       2,162.6
Equity in earnings of subsidiaries                           -            -            70.0            -           -          70.0
----------------------------------------------------------------------------------------------------------------------------------
Total revenue excluding realized capital gains
 (losses)                                            $14,479.4     $1,150.7        $2,069.7      $ 879.9     $   6.6     $18,586.3
==================================================================================================================================

Operating earnings (losses) (2)                      $   341.6     $  153.7        $  131.9      $  64.8     $(188.6)    $   503.4
Other item (3)                                               -            -               -         50.2           -          50.2
Realized capital gains (losses), net of tax               22.4         (4.7)          (19.3)        15.4        15.0          28.8
----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $   364.0     $  149.0        $  112.6      $ 130.4     $(173.6)    $   582.4
==================================================================================================================================

(1) Corporate and Other includes interest, staff area expenses, advertising, contributions, net investment income and other general expenses, as well as consolidating adjustments.

(2) Operating earnings (losses) is comprised of net income (loss) excluding realized capital gains and losses and other items. While operating earnings is the measure of profit or loss used by the Company's management when assessing performance or making operating decisions, it does not replace operating income or net income as a measure of profitability.

(3) Other items include an after-tax charge of $14.6 million related to the New Jersey insolvency assessment in the Aetna U.S. Healthcare segment in 2000; an after-tax benefit of $94.9 million and $50.2 million from reductions of the reserve for anticipated future losses on discontinued products in the Large Case Pensions segment in 2000 and 1999, respectively; and an after-tax charge of $5.2 million related to a shareholder litigation settlement agreement in Corporate and Other in 2000. (Refer to Note 12.)

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.   COMMITMENTS AND CONTINGENT LIABILITIES

COMMITMENTS

In connection with the sale of its property-casualty operations in 1996, the Company vacated, and the purchaser subleased, at market rates for a period of eight years, the space that the Company occupied in the CityPlace office facility in Hartford. In 1996, the Company recorded a charge of $292 million pretax ($190 million after tax) which represented the present value of the difference between rent required to be paid by the Company under the lease and future rentals expected to be received by the Company. Lease payments are charged to this facilities reserve as they are made and will continue to be charged to this reserve over the remaining lease term. At September 30, 2000 and December 31, 1999, the balance in this facilities reserve was $255 million and $269 million, respectively.

LITIGATION

Shareholder Litigation

Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert; on November 26, 1997 by the Rainbow Fund, Inc.; and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March 1999. On August 9, 1999, the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Merits discovery was completed in early 2000. On January 31, 2000 plaintiffs filed expert reports. On February 3, 2000, defendants filed motions for summary judgment. Also on February 3, 2000, plaintiffs moved for permission to file a third amended complaint. On March 20, 2000, the Court granted plaintiffs leave to file a third amended complaint and adopted a revised schedule. Pursuant to the revised schedule, defendants filed new summary judgment motions in May 2000 and the parties conducted expert discovery which was completed in the third quarter of 2000. Trial was scheduled to begin in the fourth quarter of 2000. On October 5, 2000, the Court entered an order granting preliminary approval to a settlement of the action. Under the terms of the settlement, which does not involve any admission of wrongdoing, the Company and its insurance carriers will pay a total of approximately $83 million into a settlement fund, which will be used to pay claims submitted by members of the class certified by the Court and to pay fees of the plaintiffs' attorneys. A substantial portion of the settlement is covered by insurance, but the Company's earnings for the three and nine months ended September 30, 2000, reflect an after-tax charge of approximately $5 million to cover its share of the settlement. The agreement is subject to final court approval. The Court has scheduled a hearing for December 18, 2000, concerning, among other things, whether it will grant final approval to the settlement.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

LITIGATION  (CONTINUED)

Shareholder Litigation (Continued)

Four purported shareholder class action complaints were filed in the Superior Court of Connecticut, Hartford County, alleging in substance that the Company and its directors breached fiduciary duties to shareholders in responding to a February 24, 2000 letter from Wellpoint Health Networks, Inc. and ING America Insurance Holdings, Inc. which had invited discussions concerning a possible transaction. These actions were filed on behalf of George Schore, Michael Demetrio and Gersh Korsinsky on March 3, 2000, The Rainbow Fund on March 7, 2000, Eleanor Werbowsky on March 7, 2000, and Catherine M. Friend on March 23, 2000. On July 26, 2000, the Connecticut court ordered consolidation of the four Connecticut actions. On October 12, 2000 the plaintiffs in the four Connecticut actions withdrew their complaints. A fifth, substantially similar complaint was filed by Barnett Stepak on behalf of a purported class of Aetna Inc. shareholders on March 28, 2000 in the Supreme Court of New York, New York County. The complaint in the New York action seeks various forms of relief, including unspecified damages and equitable remedies. The New York litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Health Care Litigation

The Company is involved in several purported class action lawsuits that are part of a wave of similar actions targeting the health care industry and, in particular, the conduct of business by managed care companies.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999, the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit. On August 11, 2000, the Third Circuit rendered its decision upholding the dismissal of the case.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on October 4, 1999 by Anthony Conte (the "Conte Complaint"). The Conte Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare") for alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Conte Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of provider compensation arrangements in the literature that it makes available to actual or prospective members. The Company intends to defend the action vigorously and on November 1, 1999, filed a motion to dismiss the litigation for failure to state a claim upon which relief can be granted. On December 15, 1999, the Court suspended further proceedings pending the resolution of the Maio appeal by the United States Court of Appeals for the Third Circuit. Aetna U.S. Healthcare has supplemented its pending motion to dismiss to address the application of the Maio decision to this case. On October 23, 2000, this case was consolidated in the United States District Court for the Southern District of Florida (the "Florida District Court") for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

LITIGATION  (CONTINUED)

Health Care Litigation (Continued)

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neill (the "Mississippi O'Neill Complaint"). An Amended Complaint was filed on November 9, 1999 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop. The Mississippi O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages and restitution of alleged improper profits, from the Company, Aetna U.S. Healthcare, Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and RICO. The Mississippi O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. On November 22, 1999, defendants moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the Conte and Maio Complaints filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the Superior Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Curtright in her individual capacity and on behalf of the general public of the State of California (the "Curtright Complaint"). The Curtright Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare, Aetna U.S. Healthcare of California Inc. and unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500, California Civil Code Section 1750 and state common law in connection with the sale and marketing of health plans in California. The Curtright Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and members of the general public. On December 16, 1999, defendants removed the action to the United States District Court for the Northern District of California. Plaintiff has moved to remand the action to state court. The Company has moved to dismiss the Curtright Complaint for failure to state a claim upon which relief can be granted and moved for a stay of the action pending resolution of the Maio and Conte matters. In August 2000, the Court stayed further proceedings pending decision on the Company's MDL Application (as described below). On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A complaint was filed in the Superior Court of the State of California, County of San Diego on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from Aetna Inc., Aetna U.S. Healthcare, Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and the general public and for alleged unfair practices relating to contracting of doctors. On May 5, 2000 the Court denied defendants' demurer but granted in part their motion to strike portions of the Ross Complaint and ordered plaintiffs to file an amended complaint. The amended complaint was filed on May 15, 2000 and a second amended complaint on June 28, 2000. On August 15, the Court denied defendants' demurer but granted, in part, their motion to strike portions of the second amended complaint and ordered the plaintiffs to file a third amended complaint. The third amended complaint was filed on August 25, 2000. Defendants intend to defend the action vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

LITIGATION  (CONTINUED)

Health Care Litigation (Continued)

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on November 22, 1999 by Raymond D. Williamson, III (the "Williamson Complaint"). The Williamson Complaint names as defendant The Prudential Insurance Company of America, and also names as defendants Aetna Inc. and Aetna U.S. Healthcare solely to the extent that the Company has assumed liability for the actions of Prudential in connection with the Company's acquisition of the Prudential health care business. The Williamson Complaint seeks various forms of relief from defendants, including unspecified damages, treble damages and imposition of a constructive trust, for alleged violations of RICO and ERISA. The Williamson Complaint alleges that the Prudential Health Plans engaged in a nationwide fraudulent scheme of misrepresentation by stating that coverage and treatment decisions were made on the basis of medical necessity when Prudential allegedly implemented undisclosed policies designed to deny or limit claims and medical services. On December 30, 1999, the Company moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the fact that the Maio and Conte Complaints were filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. Prudential had requested the MDL Panel (as defined below) to consolidate this case with other cases against Prudential for pretrial purposes. On October 23, 2000, this case was consolidated in the Florida District Court for pretrial proceedings. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the District of New Jersey on December 3, 1999 by Michael V. Amorosi (the "Amorosi Complaint"). The Amorosi Complaint seeks various forms of relief, including unspecified damages, treble damages and restitutionary relief for unjust enrichment, from Aetna Inc. and Aetna U.S. Healthcare for alleged violations of RICO and ERISA. The Amorosi Complaint alleges that defendants told subscribers that coverage and treatment decisions would be based on medical necessity but instead took into account undisclosed cost-based criteria that were unrelated to members' medical needs. On January 7, 2000, the Company moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the fact that the Maio and Conte Complaints were filed in that court. On August 25, 2000, the Company moved to dismiss the action for failure to state a claim. The Company has supplemented its pending motion to dismiss to address the application of the Maio decision to this case. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported amended class action complaint was filed in the United States District Court for the Northern District of Alabama on January 19, 2000 by Eugene Mangieri, M.D. (the "Mangieri Complaint"). The Mangieri Complaint seeks various forms of relief, including unspecified damages, treble damages and punitive damages, from Aetna Inc., Aetna U.S. Healthcare and Richard L. Huber for alleged violations of RICO. The Mangieri Complaint claims that physicians suffer actual and potential harm from allegedly coercive terms contained in their contracts with the Company. On May 15, 2000, the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the Mangieri Complaint to the United States District Court for the Southern District of Florida for consolidated pretrial proceedings in the matter known as In re Humana, Inc. Managed Care Litigation. On May 30, 2000, the Company filed with the Panel an objection to that conditional transfer order, but on July 14, 2000, the Company requested consolidation of that action with others pending against the Company. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

LITIGATION  (CONTINUED)

Health Care Litigation (Continued)

A purported class action complaint was filed in the United States District Court for the District of New Jersey on April 11, 2000 by Jennifer McCarron and Ira S. Schwartz (the "McCarron Complaint"). The McCarron Complaint names as defendants The Prudential Insurance Company of America and health maintenance organizations that the Company acquired from Prudential on August 6, 1999. The McCarron Complaint seeks various forms of relief from defendants, including return of certain premiums, disgorgement of allegedly improper profits and injunctive relief, for alleged contractual breaches and violations of ERISA. Plaintiffs purport to represent a class including persons who were Prudential Health Plans subscribers before and/or after the Company's acquisition of those operations. The McCarron Complaint alleges that Prudential Health Plans' administration and disclosure of policies concerning medical necessity determinations violated contractual and fiduciary duties owed to subscribers. Ms. McCarron additionally alleges that she was wrongfully denied coverage for certain medical treatments. On August 30, 2000, the Company joined in Prudential's motion to dismiss the complaint for failure to state a claim. Prudential had requested the MDL Panel to consolidate this case with other cases against Prudential for pretrial purposes. On October 23, 2000, this case was consolidated in the Florida District Court for pretrial proceedings. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on May 22, 2000 by John Romero and Catherine Romero (the "Romero Complaint"). The Romero Complaint names as defendants The Prudential Insurance Company of America and health maintenance organizations that the Company acquired from Prudential on August 6, 1999. The Romero Complaint seeks various forms of relief from defendants, including return of certain premiums, disgorgement of allegedly improper profits and injunctive relief, for alleged contractual breaches and violations of ERISA. Plaintiffs purport to represent a class including persons who were Prudential Health Plan subscribers before and/or after the Company's acquisition of those operations. The Romero Complaint alleges that Prudential Health Plans' administration and disclosure of policies concerning medical necessity determinations violated contractual and fiduciary duties owed to subscribers. On July 24, 2000, the Court stayed the action. Prudential had requested the MDL Panel to consolidate this case with other cases against Prudential for pretrial purposes. On October 23, 2000, this case was consolidated in the Florida District Court for pretrial proceedings. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

On July 14, 2000, the Company filed with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") a motion to consolidate and transfer six of the above matters for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania (the "MDL Application"). That motion seeks transfer and consolidation of the Amorosi, Conte, Curtright, and Mangieri Complaints, as well as both the Mississippi O'Neill Complaint and the Florida O'Neill Complaint (as defined below). Hearing on the MDL Application took place on September 22, 2000. On October 23, 2000, the MDL Panel consolidated all the cases the Company had before the MDL Panel for pre-trial proceedings in the Florida District Court. Similar cases against other managed care companies also were, and additional similar cases against the Company may be, consolidated in the Florida District Court for pre-trial proceedings.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

LITIGATION  (CONTINUED)

Health Care Litigation (Continued)

A purported class action was filed in the Florida District Court under the caption In re Humana, Inc. Managed Care Litigation, on June 23, 2000 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (the "Florida O'Neill Complaint"). The Florida O'Neill Complaint names as defendants Aetna Inc. and Aetna U.S. Healthcare Inc. The Florida O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages and restitution of alleged improper profits, from the Company and Aetna U.S. Healthcare for alleged violations of ERISA and RICO. The Florida O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising and marketing materials directed to Aetna HMO members, and alleges that defendants conspired with other managed care companies not to disclose alleged industry-wide practices. The Company sought from the Florida federal court a stay of further proceedings on the Florida O'Neill Complaint pending a decision on the MDL Application. On July 27, 2000, the Florida federal court denied that motion. On August 11, 2000, the Company filed a motion to dismiss the Florida O'Neill Complaint. Briefing on that motion was completed in early September 2000. Additionally, the Court has scheduled briefing on plaintiffs' class certification motion to be completed by November 2000. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described above. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the District of Connecticut on August 7, 2000 by Glenn O'Brien and Christopher Gallagher (the "O'Brien Complaint"). The O'Brien Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare for alleged violations of ERISA. The O'Brien Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of the operation of its managed care plans to actual or prospective members. Aetna U.S. Healthcare intends to defend the action vigorously. Aetna U.S. Healthcare has notified the Judicial Panel on Multidistrict Litigation of the O'Brien Complaint for consolidation with the other matters referred to in the MDL Application.

A purported class action complaint was filed in the United States District Court for the District of Connecticut on September 7, 2000 against Aetna U.S. Healthcare by Douglas Chapman (the "Chapman Complaint"). The Chapman Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare for alleged violations of ERISA. The Chapman Complaint is brought on behalf of participants in Aetna U.S. Healthcare's PPO, indemnity and third-party payor plans and relates to the disclosure and determination of usual, customary and reasonable charges for claims. This litigation is in the preliminary stages, and the Company intends to defend the action vigorously.

A purported class action complaint was filed in the Florida District Court on August 11, 2000 by Charles B. Shane, M.D., Edward L. Davis, D.O., et al. (the "Shane Complaint") against Aetna U.S. Healthcare and other health insurance company defendants. The Shane Complaint seeks various forms of relief, including unspecified damages, from defendants for alleged violations of RICO, ERISA and various state law claims. The Shane Complaint is brought on behalf of a purported nationwide class of participating physicians against defendants for alleged inadequate disclosure of reimbursement practices and inadequate and untimely payment of claims. The Company intends to defend the action vigorously. Aetna U.S. Healthcare has filed a motion to dismiss the complaint. Aetna U.S. Healthcare is scheduled to complete class certification briefing in November 2000. Aetna U.S. Healthcare notified the Judicial Panel on Multidistrict Litigation of the Shane Complaint for consolidation with the other matters referred to in the MDL Application. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described above.

Item 1.  Financial Statements.

                           AETNA INC. AND SUBSIDIARIES
              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

12.   COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

LITIGATION  (CONTINUED)

Financial Services Litigation

In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. Aetna Life Insurance and Annuity Company ("ALIAC"), a wholly-owned subsidiary of Aetna Inc., is a defendant in two such lawsuits.

A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). This case has been removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. On August 31, 2000, the Court entered an order and judgement dismissing the case.

A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000 by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. The Company has moved to dismiss the Reese Complaint for failure to state a claim upon which relief can be granted. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health care business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously.

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

While the ultimate outcome of these other lawsuits and regulatory reviews cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

                       INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Aetna Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Aetna Inc. and Subsidiaries as of September 30, 2000, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the related condensed consolidated statements of shareholders' equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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


Hartford, Connecticut
October 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents a review of Aetna Inc. and its subsidiaries (collectively, the "Company") for the three and nine months ended September 30, 2000 and 1999. This review should be read in conjunction with the consolidated financial statements and other data presented herein as well as the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Aetna Inc.'s 1999 Annual Report on Form 10-K.

OVERVIEW

General

At September 30, 2000, the Company's operations included three core businesses - Aetna U.S. Healthcare, Aetna Financial Services and Aetna International. Aetna U.S. Healthcare provides a full spectrum of health and dental products (managed care and indemnity), and group insurance products (life, disability and long-term care). Aetna Financial Services markets a wide array of retirement and investment products to small businesses, educational institutions, state and local governments, non-profit organizations and individuals. Aetna International, through subsidiaries and joint venture operations, sells primarily life insurance, health insurance and financial services products in markets outside the United States. The Company also has a Large Case Pensions business that manages a variety of retirement products for defined benefit and defined contribution plans.

Recent Developments

Aetna U.S. Healthcare

On September 5, 2000, the Company named John W. Rowe, M.D., the new President and Chief Executive Officer of Aetna U.S. Healthcare and a member of the Aetna U.S. Healthcare and Aetna Inc. boards of directors, effective September 15, 2000. The Company is continuing a comprehensive review of its health business model and is in the process of considering and implementing a number of strategic and operational initiatives with the goal of improving the performance of its health business. These strategic initiatives include, among other things, modifying Aetna U.S. Healthcare's product portfolio, improving relations with health care providers and others, strengthening management, considering exiting from certain products or markets, addressing rising medical costs and improving the efficiency of our operations. At such time as these initiatives are finally decided and implementation plans developed (which could occur this year), the Company will evaluate the need to establish liabilities related to these strategic changes, including liabilities related to employee termination benefits and related costs, and the Company will evaluate whether any impairment related to assets of the Company has occurred. It is expected that, as a result of the above actions, the Company will need to establish such liabilities or write down related assets and that such liabilities and write downs could be material. Refer to "Aetna U.S. Healthcare - Outlook."

Agreement to Sell Aetna Financial Services and Aetna International

On July 20, 2000, the Company announced that it reached a definitive agreement to sell its Aetna Financial Services and Aetna International businesses to ING Groep N.V. ("ING") in a transaction valued at approximately $7.7 billion. Under the terms of the agreement, in two effectively simultaneous steps: (1) the Company will spin off to its shareholders the shares of a standalone health company that will be comprised primarily of the Aetna U.S. Healthcare and Large Case Pensions businesses ("New Aetna"); and (2) Aetna Inc., which then will be comprised of Aetna Financial Services and Aetna International, will merge with a newly formed subsidiary of ING. In exchange for each Aetna Inc. share, Aetna shareholders will receive one share in New Aetna and approximately $35 per share in cash. When ING acquires Aetna Inc., that entity is expected to have approximately $2.7 billion in long-term debt which will be assumed by ING. New Aetna will be named Aetna Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

The Company's goal is to close the transaction, which is subject to receipt of required shareholder, regulatory and other consents and approvals, as well as other closing conditions, by year end 2000. A shareholders meeting has been scheduled for November 30, 2000 to consider the transaction and certain other matters. The Company expects that it will incur certain costs of approximately $200 - $250 million after tax associated with the transaction. Refer to "Corporate", "Liquidity and Capital Resources" and Note 2 of the Condensed Notes to Consolidated Financial Statements for further discussion.

In connection with its spinoff from the Company, New Aetna generally will assume all liabilities related to the Aetna U.S. Healthcare and Large Case Pensions businesses. In addition, New Aetna generally will be responsible for the Company's liabilities other than those arising out of the Aetna Financial Services and Aetna International businesses being sold to ING. These liabilities include the post-retirement pension and other benefits payable to all former employees of the Company, liabilities arising out of health litigation and certain corporate-level litigation to which Aetna Inc. is a party, and all liabilities arising out of certain divestiture transactions consummated by the Company prior to the closing of the health company's spinoff from the Company.

Consolidated Results

The Company reported net income of $177 million for the three months ended September 30, 2000 compared to $195 million for the corresponding period in 1999. Net income per diluted common share for the three months ended September 30, 2000 was $1.24, compared with $1.29 a year ago.

Net income includes Year 2000 costs of $14 million for the three months ended September 30, 1999. Net realized capital gains were $25 million for the three months ended September 30, 2000 and $11 million for the corresponding period in 1999. Excluding the net realized capital gains in both periods, earnings were $153 million for the three months ended September 30, 2000 compared to $184 million for the corresponding period in 1999.

The Company reported net income of $533 million for the nine months ended September 30, 2000 compared to $582 million for the corresponding period in 1999. Net income per diluted common share for the nine months ended September 30, 2000 was $3.73, compared with $3.81 a year ago.

Net income includes Year 2000 costs of $73 million for the nine months ended September 30, 1999. Net income also includes a reduction of the reserve for anticipated future loss on discontinued products for Large Case Pensions of $95 million for the nine months ended September 30, 2000 and $50 million for the corresponding period in 1999. Net realized capital losses were $18 million for the nine months ended September 30, 2000, and net realized capital gains were $29 million for the corresponding period in 1999. Excluding the reduction of the reserve for anticipated future loss on discontinued products and net realized capital gains or losses in both periods, earnings were $456 million for the nine months ended September 30, 2000 compared to $503 million for the corresponding period in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Acquisitions and Dispositions

Aetna U.S. Healthcare

Acquisition of Prudential Health Care Business
----------------------------------------------

On August 6, 1999, the Company acquired from The Prudential Insurance Company of America ("Prudential") the Prudential health care business ("PHC") for approximately $1 billion. Included in the acquisition was PHC's risk HMO, POS, PPO and Indemnity health lines, as well as its dental risk business. The Company also agreed to service Prudential's administrative services only ("ASO") business following the closing. Since the closing, the Company's results have been affected by, among other things, the operating results of PHC, the costs of financing the transaction and the amortization of goodwill and other acquired intangible assets created as a result of the transaction. The operations, and related amortization of intangible assets, of PHC are reflected in the Aetna U.S. Healthcare segment, while the financing costs of the acquisition are reflected in Corporate. Refer to "Aetna U.S. Healthcare", "Corporate", "Liquidity and Capital Resources" and Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion.

Sale of NYLCare Texas
---------------------

In connection with the PHC acquisition, the Company agreed with the U.S. Department of Justice and the State of Texas to divest certain Texas HMO/POS and other related businesses ("NYLCare Texas") acquired by the Company as part of the 1998 acquisition of New York Life Insurance Company's health care business ("NYLCare"). Pursuant to this agreement, on March 31, 2000, Aetna U.S. Healthcare completed the sale of NYLCare Texas to Blue Cross and Blue Shield of Texas ("Blue Cross"), a division of Health Care Service Corporation ("HCSC"), for approximately $420 million in cash. The sale included approximately 463,000 Commercial HMO risk members, 52,000 Commercial HMO non-risk members and 5,000 PPO members in the Houston, Austin, San Antonio, Corpus Christi, Beaumont, Dallas-Fort Worth, San Angelo, Texarkana and Amarillo areas. Aetna U.S. Healthcare retained approximately 127,000 NYLCare Medicare members in Texas through a reinsurance and administrative services agreement. The sale resulted in a capital loss of approximately $35 million after tax, which was recognized in the fourth quarter of 1999. The results of operations of NYLCare Texas were not material to the Aetna U.S. Healthcare segment or to the Company's consolidated results of operations.

Aetna International

Agreement to sell Mexican Operations
------------------------------------

On September 19, 2000, Aetna International, Inc., with the consent of ING, entered into an agreement to sell its remaining Mexican operations to its partner, Grupo Financiero BBVA Bancomer, S.A. de C. V., for approximately $693 million. The sale is expected to close in the fourth quarter of 2000, subject to Mexican regulatory approval.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OVERVIEW (CONTINUED)

Acquisition of Aetna Heiwa Life Insurance Company Ltd.
------------------------------------------------------

On November 18, 1999, Aetna International acquired a 33% ownership interest in Aetna Heiwa Life Insurance Company Ltd., formerly known as The Heiwa Life Insurance Company Ltd., of Japan ("Heiwa"), for approximately $20 million. During the first quarter 2000, Aetna International increased its ownership interest in Heiwa to 99.82% for approximately $37 million.

Sale of Canadian Operations
---------------------------

On October 1, 1999, Aetna International, Inc. completed the sale of its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. The Company's plan to sell its Canadian operations, as well as the closing, was dependent upon receiving regulatory approval for the sale, which was received on September 30, 1999. Accordingly, a capital loss of $22 million for the sale was recognized during the third quarter of 1999. The revenue and earnings of the Canadian operations were not material to the Company. Proceeds from the sale were used for general corporate purposes, including repayment of debt, internal growth, share repurchases and acquisitions.

Refer to "Aetna International" and Note 4 of the Condensed Notes to Consolidated Financial Statements for further discussion of these and other acquisitions and dispositions.

AETNA U.S. HEALTHCARE

Operating Summary

                                         Three Months Ended September 30,              Nine Months Ended September 30,
                                       ------------------------------------          -------------------------------------
(Millions)                                 2000           1999(1)   % Change              2000       1999 (1)    % Change
--------------------------------------------------------------------------------------------------------------------------
Premiums                               $5,739.8       $4,935.8          16.3%        $17,309.5     $12,797.5         35.3%
Net investment income                     188.9          163.8          15.3             533.7         443.0         20.5
Fees and other income                     486.9          469.7           3.7           1,500.9       1,238.9         21.1
Net realized capital gains (losses)        28.5           39.9         (28.6)            (16.7)         34.4            -
-------------------------------------------------------------------------------------------------------------------------
         Total revenue                  6,444.1        5,609.2          14.9          19,327.4      14,513.8         33.2
-------------------------------------------------------------------------------------------------------------------------
Current and future benefits             5,022.0        4,210.1          19.3          15,069.2      10,956.8         37.5
Salaries and related benefits             555.7          478.9          16.0           1,678.1       1,227.3         36.7
Other operating expenses                  582.0          537.9           8.2           1,769.1       1,359.5         30.1
Amortization of goodwill and
   other acquired intangible assets       109.5          108.6            .8             327.9         312.4          5.0
-------------------------------------------------------------------------------------------------------------------------
         Total benefits and expenses    6,269.2        5,335.5          17.5          18,844.3      13,856.0         36.0
-------------------------------------------------------------------------------------------------------------------------
Income before income taxes                174.9          273.7         (36.1)            483.1         657.8        (26.6)
Income taxes                               77.6          116.3         (33.3)            215.6         293.8        (26.6)
-------------------------------------------------------------------------------------------------------------------------
Net income                             $   97.3       $  157.4         (38.2)        $   267.5     $   364.0        (26.5)%
=========================================================================================================================
Net realized capital gains (losses),
   net of tax (included above)         $   20.3       $   26.1         (22.2)%       $     (.7)    $    22.4            -%
=========================================================================================================================
(1)   Results include PHC since August 6, 1999.

Results

Aetna U.S. Healthcare's net income for the three months ended September 30, 2000 decreased $60 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $8 million for the third quarter of 1999. Excluding net realized capital gains, results for the three months ended September 30, 2000 decreased $54 million, or 41%, compared to the corresponding period in 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Net income for the nine months ended September 30, 2000 decreased $97 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $47 million for the nine months ended September 30, 1999. Excluding net realized capital gains or losses, results for the nine months ended September 30, 2000 decreased $73 million, or 21%, compared to the corresponding period in 1999.

Net realized capital gains and losses for the three and nine months ended September 30, 2000, respectively, include a capital gain recorded in the third quarter of 2000 of $38 million after tax resulting from contingent consideration following the Company's 1997 sale of its behavioral health subsidiary, HAI. The third quarter of 1999 includes a capital gain of $39 million after tax related to HAI. The Company records these amounts as they become realizable. During the three and nine months ended September 30, 2000, the Company has continued to incur capital losses when rebalancing its investment portfolio as a result of the rising interest rate environment. These capital losses for the third quarter of 2000 partially offset the HAI capital gain and more than offset the HAI capital gain for the nine months ended September 30, 2000.

On April 6, 2000, the State of New Jersey enacted the New Jersey Insolvent Health Maintenance Organization Assistance Fund Act of 2000 (the "Act"). The Act is designed to reimburse individuals who were covered by and providers that had contracts with two New Jersey HMOs prior to their insolvency. The total amount to be assessed to all HMOs in New Jersey is $50 million. The Act requires that HMOs in the New Jersey market be assessed a charge based on each HMO's proportionate share of premiums written in New Jersey relative to all HMO premiums written in New Jersey. The Company recorded an estimate of its share of this assessment, based on its HMO market share in New Jersey, of $23 million pretax ($15 million after tax) in the second quarter of 2000.

In order to provide a comparison that management believes better reflects the performance of Aetna U.S. Healthcare, the operating earnings discussion that follows excludes amortization of goodwill and other acquired intangible assets and net realized capital gains or losses.

                                           Three Months Ended September 30,              Nine Months Ended September 30,
                                          ----------------------------------            ------------------------------
(Millions)                                        2000                1999(1)                   2000           1999(1)
----------------------------------------------------------------------------------------------------------------------
Operating earnings:
   Health Risk and PHC                         $  81.3             $ 145.3                   $ 287.9          $  378.3
   Group Insurance and Other Health               82.4                73.4                     244.2             215.8
----------------------------------------------------------------------------------------------------------------------
Total Aetna U.S. Healthcare                    $ 163.7             $ 218.7                   $ 532.1          $  594.1
======================================================================================================================

Commercial HMO Premium PMPM                    $151.61             $138.01                   $149.21          $ 138.72
----------------------------------------------------------------------------------------------------------------------
Commercial HMO Medical Cost PMPM               $132.52(2)          $115.77(2)                $128.33(2)       $ 115.10(2)
----------------------------------------------------------------------------------------------------------------------
Commercial HMO Medical Loss Ratio                 87.4%(2)            83.9%(2)                86.0% (2)          83.0%(2)

----------------------------------------------------------------------------------------------------------------------

Medicare HMO Premium PMPM                      $540.10             $490.64                   $535.26          $ 488.85
----------------------------------------------------------------------------------------------------------------------
Medicare HMO Medical Cost PMPM                 $534.45(2)          $450.50(2)                $518.24(2)       $ 444.08(2)
----------------------------------------------------------------------------------------------------------------------
Medicare HMO Medical Loss Ratio                   99.0%(2)            91.8%(2)                 96.8%(2)          90.8%(2)
----------------------------------------------------------------------------------------------------------------------

(1)   Results include PHC since August 6, 1999.

(2) Does not include net recoveries under a reinsurance agreement with Prudential, net amortization of the reinsurance premiums paid, or net amortization of certain fair value amounts established as part of the PHC purchasing accounting. Refer to "PHC Agreement" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Health Risk and PHC

Health Risk and PHC include health and dental plans offered on both an insured and employer funded basis and the results of servicing Prudential's ASO business. Health Risk and PHC operating earnings decreased $64 million for the three months ended September 30, 2000 and $90 million for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. The decrease in 2000 operating earnings primarily reflects significantly higher medical costs in both Commercial and Medicare HMO products. Also contributing to the decrease in results for the three and nine months ended September 30, 2000 were severance costs, primarily related to PHC. In addition, the nine month period ended September 30, 2000 included the New Jersey assessment previously discussed. The results for both periods reflect a favorable development related to a government plan arrangement, offset substantially by the unfavorable development in Medicare HMO related to the resolution or termination of certain provider contracts, and an increase in net investment income, primarily due to a larger portfolio resulting from the inclusion of PHC for a full quarter as well as a higher average yield on the bond portfolio.

For the Health Risk and PHC business, the liability for medical claims payable reflects estimates of the ultimate cost of claims that have been incurred but not yet reported or reported but not yet paid. Medical claims payable are estimated periodically, and any resulting adjustments are reflected in the current-period operating results within current and future benefits. Medical claims payable are based on a number of factors, including those derived from historical claim experience. An extensive degree of judgment is used in this estimation process, considerable variability is inherent in such estimates and the adequacy of the estimate is highly sensitive to changes in medical claims payment patterns and changes in medical cost trends. A worsening (or improvement) of medical cost trend or changes in claim payment patterns from those that were assumed in estimating medical claims payable at September 30, 2000 would cause these estimates to change in the near term, and such changes could be material.

Commercial HMO
--------------

Commercial HMO premium per member per month ("PMPM") increased 9.9% for the three months ended September 30, 2000 and 7.6% for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. Excluding PHC, the increase would have been 8.2% for the three months ended September 30, 2000 and 7.7% for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. These increases were primarily due to premium rate increases on renewing business, partially offset by a shift in the geographic mix of membership and customers selecting lower premium plans.

Commercial HMO medical cost PMPM increased 14.5% for the three months ended September 30, 2000 and 11.5% for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. Excluding PHC, the increase would have been 11.6% for the three months ended September 30, 2000 and 10.6% for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. These increases reflect higher medical costs primarily due to higher utilization. While the specific factors vary in importance by local market, the major drivers of the increase in utilization include an increase in inpatient utilization, a higher number of emergency room visits, increased outpatient surgery procedures, more specialist office visits and increased costs for physician-administered injectables.

The Commercial HMO medical loss ratio was 87.4% for the three months ended September 30, 2000 compared to 83.9% for the three months ended September 30, 1999. This ratio was 86.0% for the nine months ended September 30, 2000 compared to 83.0% for the corresponding period of 1999. These increases were the result of an increase in medical costs discussed above. Excluding PHC, the medical loss ratio would have been 85.1% for the third quarter of 2000 compared to 82.6% for the third quarter of 1999 and 84.7% for the nine months ended September 30, 2000 compared to 82.4% for the nine months ended September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Medicare HMO
------------

Medicare HMO premium PMPM increased 10.1% for the three months ended September 30, 2000 and 9.5% for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. Excluding PHC, the increase would have been 10.3% for the three months ended September 30, 2000 and 9.6% for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. These increases were primarily due to increases in supplemental premiums and Health Care Financing Administration ("HCFA") rate increases.

Medicare HMO medical cost PMPM increased 18.6% for the three months ended September 30, 2000 and 16.7% for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. Excluding PHC, the increase would have been 20.7% for the three months ended September 30, 2000 and 17.3% for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. These increases reflect higher medical costs resulting primarily from increased inpatient utilization.

The Medicare HMO medical loss ratio was 99.0% for the three months ended September 30, 2000 compared to 91.8% for the three months ended September 30, 1999. This ratio was 96.8% for the nine months ended September 30, 2000 compared to 90.8% for the corresponding period of 1999. Excluding PHC, the medical loss ratio would have been 99.5% for the third quarter of 2000 compared to 90.9% for the third quarter of 1999 and 96.9% for the nine months ended September 30, 2000 compared to 90.5% for the nine months ended September 30, 1999. These increases were due to the increased medical costs discussed above outpacing supplemental premiums and HCFA rate increases, primarily in the markets the Company has announced its intent to exit. Excluding these markets, the medical loss ratio would have been approximately 92.5% for the third quarter of 2000. The Company's Medicare HMO medical loss ratio was negatively impacted by approximately two percentage points during the third quarter of 2000 as a result of the unfavorable development in Medicare HMO related to the resolution or termination of certain provider contracts.

The Company's Medicare+Choice contracts with the federal government are renewed for a one-year period each January 1. On June 29, 2000, the Company notified HCFA of its intent to exit a number of Medicare service areas affecting approximately 340,000 members, or approximately 55 percent of the Company's total current Medicare membership. The termination of these Medicare+Choice contracts will become effective on December 31, 2000. The Company may elect to continue to provide Medicare benefits to members in these service areas, in accordance with HCFA regulations and guidelines, if legislative or regulatory changes are made that would increase payments from HCFA to the Company within six months following this notification date.

During the remainder of 2000, the Company will continue to monitor any legislative or regulatory changes that might increase payments under applicable Medicare+Choice contracts and then make a final determination, as permitted under HCFA regulations, depending on the level of any such reimbursement increase. The Company will also, at such time, evaluate the need for the establishment of liabilities related to the withdrawal from applicable Medicare service areas, including employee termination benefits and related costs, as well as evaluate any impairment related to goodwill still separately identifiable with such service areas, which is considered recoverable pending a final decision to exit. Goodwill associated with such Medicare service areas was approximately $270 million at September 30, 2000. Legislation to increase these payments is currently pending in Congress. However, it is uncertain whether this legislation will be enacted and, if enacted, whether increases in payments would be sufficient to encourage the Company to remain in these service areas. Absent any sufficient increases in payments, the Company will exit these markets on December 31, 2000 and write off such identifiable goodwill at that time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

PHC Agreement
-------------

Effective August 6, 1999, the Company and Prudential entered into a reinsurance agreement for which the Company paid a premium. Under the agreement, Prudential has agreed to indemnify the Company from certain health insurance risks that arise following the closing by reimbursing the Company for 75% of medical costs (as calculated under the agreement) of PHC in excess of certain threshold medical loss ratio levels through 2000 for substantially all the acquired medical and dental risk business. The medical loss ratio threshold was 83.5% for August 6, 1999 through December 31, 1999 and is 84% for January 1, 2000 through December 31, 2000. During the three and nine months ended September 30, 2000, reinsurance recoveries under this agreement were $48 million and $94 million pretax, respectively. During the period August 6, 1999 through September 30, 1999, reinsurance recoveries under this agreement were $27 million pretax. In addition, results were negatively impacted by $7 million pretax and $6 million pretax for the three and nine months ended September 30, 2000, respectively, and $1 million pretax for the period August 6, 1999 through September 30, 1999 related to the net amortization of: the reinsurance premium paid as part of the acquisition, the fair value adjustment of the reinsurance agreement and the fair value adjustment of the unfavorable component of the contracts underlying the acquired medical risk business recorded as part of the acquisition. Such reinsurance recoveries and net amortization were reflected in current and future benefits. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

The Company also agreed to service Prudential's ASO contracts following the closing. Prudential is terminating its ASO business and has retained the Company to service these contracts during the run off period, generally no later than June 30, 2001. Prudential ASO members will remain Prudential members as long as the contracts remain in force. The Company is maintaining personnel, systems and other resources necessary to service the ASO business during the run off period, as it was not feasible to segregate these operating assets from those purchased in the PHC transaction. In exchange for servicing the ASO business, Prudential is remitting fees received from its ASO members to the Company, as well as paying certain supplemental fees. The supplemental fees are fixed in amount and decline over a period ending 18 months following the closing. During the three and nine months ended September 30, 2000, the Company recorded total fees for servicing the Prudential ASO business of approximately $86 million and $290 million pretax, respectively, including supplemental fees of approximately $28 million and $112 million pretax (reflected as fees and other income) for the three and nine months ended September 30, 2000, respectively. During the period August 6, 1999 through September 30, 1999, the Company recorded total fees for servicing the Prudential ASO business of approximately $90 million pretax, including supplemental fees of approximately $40 million pretax (reflected as fees and other income).

Included in these supplemental fees is amortization for the three and nine months ended September 30, 2000 of $2 million and $13 million pretax, respectively, in connection with the above-market compensation component related to the supplemental fees under the ASO contracts. The results of servicing this business during the run off period will depend on, among other things, rate increases that are obtained from renewing customers (most of such rate increases were implemented by Prudential prior to the Company's servicing of these contracts), the timing and extent of ASO contract terminations and the cost structure for servicing these contraccts. Refer to Note 4 of Condensed Notes to Consolidated Financial Statements.

Group Insurance and Other Health

Group Insurance and Other Health includes group life and disability insurance and long-term care insurance, offered on both an insured and employer-funded basis, and all health products offered on an employer-funded basis. Group Insurance and Other Health operating earnings increased $9 million for the three months ended September 30, 2000 and $28 million for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. These increases reflect primarily improved disability experience and improvement in margins for employer-funded health products, partially offset by lower life results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Membership

Aetna U.S. Healthcare's membership was as follows:

                                                September 30, 2000                            September 30, 1999
                                     ----------------------------------------       --------------------------------------
(Thousands)                                    Risk      Nonrisk        Total               Risk      Nonrisk         Total
--------------------------------------------------------------------------------------------------------------------------
HMO
  Commercial(1)                               7,746          861        8,607              8,669          722         9,391
  Medicare                                      619            -          619                706            -           706
  Medicaid                                      144           85          229                171           50           221
---------------------------------------------------------------------------------------------------------------------------
      Total HMO                               8,509          946        9,455              9,546          772        10,318
POS                                             340        3,373        3,713                407        3,553         3,960
PPO                                             774        3,062        3,836                829        3,107         3,936
Indemnity                                       244        1,944        2,188                260        2,547         2,807
---------------------------------------------------------------------------------------------------------------------------
    Total Health Membership                   9,867        9,325       19,192             11,042        9,979        21,021
===========================================================================================================================

Dental                                                                 14,499                                        15,817
---------------------------------------------------------------------------------------------------------------------------
Group Insurance:
  Group Life                                                            9,077                                         9,409
  Disability                                                            2,209                                         2,258
  Long-Term Care                                                          114                                           108
---------------------------------------------------------------------------------------------------------------------------

(1) Includes 1,926 thousand POS members at September 30, 2000 and 2,309 thousand POS members at September 30, 1999 who access primary care physicians and referred care through an HMO network.

Total Health membership as of September 30, 2000 decreased by 1.8 million members, or 8.7%, when compared to September 30, 1999, due to the loss of NYLCare Texas members and losses in PHC membership.

As discussed above, on June 29, 2000, the Company notified HCFA of its intent to exit certain Medicare service areas as of December 31, 2000, which would affect approximately 340,000 Medicare members, or approximately 55 percent of the Company's total current Medicare membership.

Total Revenue and Expense

Revenue, excluding net realized capital gains and losses, increased by $846 million, or 15%, for the three months ended September 30, 2000 and $4.9 billion, or 34%, for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. The increase for the third quarter of 2000 was primarily due to increases in premium rates and the increase for the nine months ended September 30, 2000 was primarily due to the acquisition of PHC on August 6, 1999.

Operating expenses, including salaries and related benefits, increased by $121 million, or 12%, for the three months ended September 30, 2000 and $860 million, or 33%, for the nine months ended September 30, 2000 compared to the corresponding periods of 1999. These increases are primarily due to the acquisition of PHC on August 6, 1999. Operating expenses also reflect severance costs (primarily related to PHC) of $19 million for the three months ended September 30, 2000 and $61 million for the nine months ended September 30, 2000 as well as increased costs in both periods to support HMO non-risk membership growth. Operating expenses as a percentage of revenue were 18% for all periods reported.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Outlook

Potential Charges. As discussed above, the Company is conducting its comprehensive review of Aetna U.S. Healthcare's business model and is in the process of considering and implementing a number of strategic initiatives in this business. At such time as these initiatives are finally decided and implementation plans developed (which could occur this year), the Company will evaluate the need to establish liabilities related to these strategic changes, including liabilities related to employee termination benefits and related costs, and the Company will evaluate whether any impairment related to assets of the Company has occurred. It is expected that, as a result of the above actions, the Company will need to establish such liabilities or write down related assets and that such liabilities and write downs could be material.

Medical Costs/Pricing and Other Actions. As also discussed above, unless legislative or regulatory changes are made prior to the end of the year to increase payments under Medicare+Choice contracts, the Company will exit a significant number of its Medicare service areas. During the remainder of 2000, the Company will continue to monitor any legislative or regulatory changes that might increase payments under applicable Medicare+Choice contracts and then make a final determination, as permitted under HCFA regulations, depending on the level of any such reimbursement increase. Legislation to increase these payments is currently pending in Congress. However, it is uncertain whether this legislation will be enacted and, if enacted, whether increase in payments would be sufficient to encourage the Company to remain in these service areas. When a final determination is made regarding the exit of Medicare service areas, the Company will evaluate the need to establish liabilities related to this exit, including liabilities related to employee termination benefits and related costs. Also, the Company will evaluate whether any impairment related to goodwill, still separately identifiable with such Medicare service areas, has occurred. Absent any sufficient increases in payments, the Company will exit these markets on December 31, 2000 and write off such identifiable goodwill at that time.

The Company experienced high HMO medical costs in the second and third quarters of 2000. Premiums for insured health plans are generally fixed for one-year periods and, accordingly, cost levels in excess of those reflected in pricing, such as those being experienced during 2000, cannot be recovered in the year through higher premiums. As a result, earnings for the remainder of 2000 and, to a lesser extent, the first half of 2001 are expected to continue to be materially adversely affected if medical costs continue to be higher than the cost levels reflected in the Company's pricing. The Company is also reviewing its overall commercial market strategy, and plans to either improve or selectively discontinue certain offerings in those markets that do not meet profitability or strategic targets.

Significant portions of the Company's Health Risk business renew on January 1, 2001 and on July 1, 2001. For these contracts, the Company has targeted premium increases to improve profitability. The Company also attempts to improve profitability by addressing cost increases in its contracting with providers and through other cost management techniques. There can be no assurances, however, that premium increases and cost savings achieved through recontracting and other cost management techniques will be sufficient to offset the increases in medical costs as well as any increases in other operating costs, as governmental action (including rate decreases or reduction of rate increases), business conditions (including intensification of competition) and other factors may adversely affect the Company's ability to realize such premium increases and cost savings. These premium increases may also adversely affect membership levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA U.S. HEALTHCARE (CONTINUED)

Prudential Acquisition. Medical loss ratios for the Commercial PHC business are higher than for the Company's other commercial health risk business. The effect of these higher ratios is offset, in part, by the reinsurance agreement between Prudential and the Company, which terminates December 31, 2000. Excluding the effect of the reinsurance agreement, supplemental fees for servicing PHC's ASO business and considering an allocation of administrative expenses, other than severance, the PHC business generated an operating loss for the third quarter of 2000 of approximately $19 million before the related amortization of goodwill and interest expense. The Company is seeking to improve the medical loss ratios of the acquired business through underwriting and pricing discipline and medical cost management initiatives. If the Company is unable to achieve sufficient improvement in the medical ratios for the acquired business, its results of operations for periods following termination of the reinsurance agreement could be materially adversely affected. The administrative costs related to the PHC business and the ASO business of Prudential that the Company agreed to service are higher than the administrative costs of the Company's other health business. The Company is seeking to reduce the level of administrative costs related to this business. In addition, the Company expects continued declines in the membership of the acquired PHC business and the ASO business it agreed to service. If the Company is unable to reduce the level of administrative costs to correspond with expected levels of membership decline, its results could be materially adversely affected.

Technology and Other Compliance Expenses. In 2000, the Company also expects to increase its expenditures on Internet (electronic commerce) initiatives. Also, the United States Department of Health and Human Services has issued a series of proposed regulations under the Health Insurance Portability and Accountability Act relating to, among other things, standardized transaction formats and the privacy of member health information. These regulations, only some of which have been finalized, and any corresponding state legislation, will affect the Company's administration of health and related benefit plans. The Company is currently reviewing the potential impact of the proposed regulations on its operations, including its information technology systems. We expect that we will incur additional expenses in connection with, and that our business could otherwise be adversely affected by, these regulations. These expenses and the impact on our business could be material.

Refer to "Forward-Looking Information/Risk Factors".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES

Operating Summary

                                                Three Months Ended September 30,                 Nine Months Ended September 30,
                                            ---------------------------------------          ------------------------------------
(Millions)                                       2000             1999      % Change            2000          1999       % Change
---------------------------------------------------------------------------------------------------------------------------------
Premiums(1)                                  $   41.9         $   44.2          (5.2)%      $   117.2     $    86.6           35.3%
Net investment income                           232.4            224.8           3.4            683.0         672.3            1.6
Fees and other income                           176.2            134.2          31.3            505.7         391.8           29.1
Net realized capital losses                     (11.2)           (11.2)            -            (23.1)         (7.3)             -
----------------------------------------------------------------------------------------------------------------------------------
       Total revenue                            439.3            392.0          12.1          1,282.8       1,143.4           12.2
----------------------------------------------------------------------------------------------------------------------------------
Current and future benefits (1)                 200.0            201.1           (.5)           598.2         564.2            6.0
Salaries and related benefits                    53.5             46.3          15.6            152.5         125.4           21.6
Operating expenses                               63.8             46.7          36.6            178.9         154.7           15.6
Amortization of deferred policy
   acquisition costs                             36.9             25.9          42.5             96.5          77.6           24.4
----------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses              354.2            320.0          10.7          1,026.1         921.9           11.3
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                       85.1             72.0          18.2            256.7         221.5           15.9
Income taxes                                     25.4             23.7           7.2             81.4          72.5           12.3
----------------------------------------------------------------------------------------------------------------------------------
 Net income                                  $   59.7         $   48.3          23.6%       $   175.3     $   149.0           17.7%
==================================================================================================================================
Net realized capital losses,
  net of tax (included above)                $   (7.3)        $   (7.2)         (1.4)%      $   (15.0)    $    (4.7)             -%
==================================================================================================================================
Deposits (not included in premiums above):
    Annuities -- fixed options               $  337.1         $  524.2         (35.7)%      $ 1,151.7     $ 1,518.5          (24.2)%
    Annuities -- variable options             1,095.4          1,330.3         (17.7)         3,577.6       3,875.4           (7.7)
----------------------------------------------------------------------------------------------------------------------------------
       Total                                 $1,432.5         $1,854.5         (22.8)%      $ 4,729.3     $ 5,393.9          (12.3)%
==================================================================================================================================
Assets under management:
    Annuities -- fixed options (2)                                                          $12,396.4     $12,557.2           (1.3)%
    Annuities -- variable options (3)                                                        36,649.2      29,583.0           23.9
    Other investment advisory                                                                23,929.3      17,256.8           38.7
----------------------------------------------------------------------------------------------------------------------------------
       Total assets under management                                                         72,974.9      59,397.0           22.9
       Assets under administration (4)                                                        8,654.6       3,581.8          141.6
----------------------------------------------------------------------------------------------------------------------------------
Total assets under management and
   administration                                                                           $81,629.5     $62,978.8           29.6%
==================================================================================================================================

(1) Includes annuity premiums on contracts converting from the accumulation phase to payout options with life contingencies of $29.3 million for the three months ended September 30, 2000, $15.9 million for the three months ended September 30, 1999, $84.5 million for the nine months ended September 30, 2000 and $53.9 million for the nine months ended September 30, 1999.

(2) Excludes net unrealized capital losses of $117.2 million at September 30, 2000 and $132.2 million at September 30, 1999.

(3) Includes $15,439.3 million at September 30, 2000 and $10,138.7 million at September 30, 1999 of assets invested through Aetna Financial Services' products in unaffiliated mutual funds.

(4) Represents assets for which Aetna Financial Services provides administrative services only.


Results

Aetna Financial Services' net income for the three months ended September 30, 2000 increased $11 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $3 million for the three months ended September 30, 1999. Excluding net realized capital losses, results for the three months ended September 30, 2000 increased $12 million, or 21%, compared to the corresponding period in 1999.

Net income for the nine months ended September 30, 2000 increased $26 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $14 million for the nine months ended September 30, 1999. Excluding net realized capital losses, results for the nine months ended September 30, 2000 increased $37 million, or 24%, compared to the corresponding period in 1999.

The increase in earnings for both the three and nine month periods ended September 30, 2000 primarily reflects an increase in fees and other income, partially offset by an increase in operating expenses and salaries and related benefits.
                                   Page 41

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA FINANCIAL SERVICES (CONTINUED)

Substantially all of fees and other income are calculated based on assets under management and administration. Compared to September 30, 1999, assets under management and administration at September 30, 2000 increased primarily due to appreciation in the stock market, new investment advisory and administrative contracts (including approximately $3.0 billion of assets under administration from a large new case closed in the second quarter of 2000) and additional net deposits (i.e., deposits, less surrenders). Deposits for the three and nine months ended September 30, 2000 decreased 23% and 12%, respectively, compared to the corresponding periods in 1999. The decrease for the three months ended September 30, 2000 is primarily due to the inclusion of plan assets from a large new case and higher individual annuity sales resulting from a new mutual fund offering in the third quarter of 1999. In addition to the factors contributing to the three month decrease, the decrease for the nine months ended September 30, 2000 is attributable to the inclusion of plan assets from a large new case in the first quarter of 1999.

The increases in operating expenses and salaries and related benefits in the three and nine month periods ended September 30, 2000, from the corresponding periods in 1999, primarily reflect higher staffing levels due to business growth and the implementation of strategic business initiatives, particularly improving system infrastructures and adding new distribution capabilities. Despite these overall increases, annuity operating expenses as a percentage of average assets under management decreased compared to the corresponding period in 1999.

Of the $12.4 billion and $12.6 billion of fixed annuity assets under management at September 30, 2000 and 1999, respectively, 25% were fully guaranteed and 75% were experience-rated in each period. The average annualized earned rate on investments supporting fully guaranteed investment contracts was 7.5% and 7.3%, and the average annualized earned rate on investments supporting experience-rated investment contracts was 7.7% and 7.6% for the nine months ended September 30, 2000 and 1999, respectively. The average annualized credited rate on fully guaranteed investment contracts was 6.2% and 6.3% for the nine months ended September 30, 2000 and 1999, respectively, and the average annualized credited rate on experience-rated investment contracts was 5.6% for both periods. The resulting annualized interest margins on fully guaranteed investment contracts were 1.3% and 1.0%, and on experience-rated investment contracts were 2.1% and 2.0%, for the nine months ended September 30, 2000 and 1999, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL

Operating Summary

                                                 Three Months Ended September 30,           Nine Months Ended September 30,
                                                 -------------------------------          ----------------------------------
(Millions)                                          2000        1999     % Change             2000          1999     % Change
-----------------------------------------------------------------------------------------------------------------------------
Premiums                                         $ 773.7     $ 562.0         37.7%        $2,204.1      $1,623.7         35.7%
Net investment income (1)                          157.7       117.0         34.8            421.5         355.1         18.7
Fees and other income                               24.2        33.2        (27.1)            81.2          90.9        (10.7)
Net realized capital gains                          11.8        43.5        (72.9)            11.3          46.4        (75.6)
-----------------------------------------------------------------------------------------------------------------------------
       Total revenue                               967.4       755.7         28.0          2,718.1       2,116.1         28.4
-----------------------------------------------------------------------------------------------------------------------------
Current and future benefits                        633.0       487.9         29.7          1,860.5       1,373.0         35.5
Salaries and related benefits                       62.4        56.4         10.6            170.6         156.1          9.3
Operating expenses                                 141.3        91.5         54.4            346.7         287.3         20.7
Amortization of goodwill and other
    acquired intangible assets                       7.3         2.4            -             21.2          10.5        101.9
Amortization of deferred policy
    acquisition costs                               31.5        26.1         20.7             88.7          75.9         16.9
-----------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses                 875.5       664.3         31.8          2,487.7       1,902.8         30.7
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          91.9        91.4           .5            230.4         213.3          8.0
Income taxes                                        19.4        69.3        (72.0)            73.2         100.7        (27.3)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                       $  72.5     $  22.1            -%        $  157.2      $  112.6         39.6%
=============================================================================================================================
Net realized capital gains (losses), net
    of tax (included above)                      $   9.3     $ (21.4)           -%        $   (7.6)     $  (19.3)        60.6%
=============================================================================================================================

(1) Includes earnings from minority-owned affiliates that are recorded on the equity method of accounting of $31.4 million for the three months ended September 30, 2000, $23.5 million for the three months ended September 30, 1999, $90.6 million for the nine months ended September 30, 2000, and $70.0 million for the nine months ended September 30, 1999.

Results

Aetna International's net income for the three months ended September 30, 2000 increased by $50 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $2 million for the three months ended September 30, 1999. Excluding net realized capital gains or losses, results for the three months ended September 30, 2000 increased $20 million, or 45%, compared to the corresponding period in 1999.

Net income for the nine months ended September 30, 2000 increased by $45 million compared to the corresponding period in 1999. Net income includes Year 2000 costs of $10 million for the nine months ended September 30, 1999. Excluding net realized capital gains or losses, results for the nine months ended September 30, 2000 increased $33 million, or 25%, compared to the corresponding period in 1999.

Net realized capital gains after tax for the three months ended September 30, 2000 include capital gains of $9 million from the sale of an investment in a securities company in Taiwan, and $3 million from investment portfolio sales in Japan. These gains were partially offset by capital losses from investment portfolio sales in Taiwan and the sale of a health subsidiary in Canada.

Net realized capital losses after tax for the nine months ended September 30, 2000 include capital losses of $16 million from investment portfolio sales in Japan, $9 million from the sale of a Venezuelan affiliate and $6 million from the sale of a health subsidiary in Canada. These capital losses were partially offset by capital gains of $13 million from the sale of two Mexican joint venture companies, $9 million from the sale of an investment in a securities company in Taiwan and $5 million from investment portfolio sales in Chile.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL (CONTINUED)

Earnings by major geographic location, excluding net realized capital gains or losses, are as follows:

                                                     Three Months Ended September 30,        Nine Months Ended September 30,
                                                   ----------------------------------       --------------------------------
(Millions)                                                2000                 1999                 2000               1999
------------------------------------------------------------------------------------------------------------------------------
Asia Pacific (1)                                        $ 24.8                $17.4                $73.6            $  46.7
Americas (2)                                              40.4                 11.9                 98.4               56.9
Other (3)                                                 (2.0)                (2.7)               (13.0)             (14.5)
------------------------------------------------------------------------------------------------------------------------------
Operating earnings from continuing businesses             63.2                 26.6                 159.0              89.1
Sold operations (4)                                          -                 16.9                   5.8              42.8
------------------------------------------------------------------------------------------------------------------------------
    Total                                               $ 63.2                $43.5                $164.8           $ 131.9
==============================================================================================================================

(1) Includes China, Hong Kong, Indonesia, Japan (for the three and nine months ended September 30, 2000), Malaysia, New Zealand, Philippines, Taiwan and Thailand.

(2)   Includes Argentina, Brazil, Chile, Colombia, Mexico, Peru and Poland.

(3)   Includes general and other miscellaneous expenses.

(4) Includes the Mexican businesses, Seguros Monterrey Aetna S.A. ("SMA") and Fianzas Monterrey Aetna S.A. ("FMA"), and Venezuela for the nine months ended September 30, 2000 and SMA, FMA, Canada and Venezuela for the three and nine months ended September 30, 1999.

The increases for both periods in Asia Pacific's earnings from continuing businesses were due to the addition of earnings from Japan, as well as revenue growth and expense management in Taiwan. Partially offsetting these increases was a decrease in Malaysia's results due primarily to a tax holiday and other tax benefits recognized in 1999.

The increase in the Americas' earnings from continuing businesses for the third quarter of 2000 was due to improved results in Brazil as a result of lower insurance premium taxes and increased fee income from the Mexican pension business. The increase in the Americas' earnings from continuing businesses for the nine months ended September 30, 2000 was due to stronger results in Mexico and Brazil, as mentioned above, as well as stronger results in the Mexican annuity business, most notably in the second quarter of 2000, which was primarily due to increased investment returns and customer base.

The decrease in the effective tax rate for the three and nine months ended September 30, 2000, compared to the corresponding periods in 1999, was primarily due to taxes on undistributed earnings resulting from the sale of the Canadian operations during the third quarter of 1999 and to a lesser extent, an increase in earnings from equity affiliates during 2000, which are reported net of income taxes in net investment income. Partially offsetting the decrease for the nine month period was $33 million in taxes related to the sale of SMA and FMA in the first quarter of 2000.

On September 19, 2000, Aetna International, with the consent of ING, entered into an agreement to sell its Mexican operations to its partner, Grupo Financiero BBVA Bancomer, S.A. de C. V., for approximately $693 million. The sale is expected to close in the fourth quarter of 2000, subject to Mexican regulatory approval. Operating earnings from the Mexican operations were approximately $61 million for the nine months ended September 30, 2000 and $37 million for the nine months ended September 30, 1999.

On August 18, 2000, Aetna International sold its 50 percent ownership interest in a Venezuelan joint venture, Seguros Mercantil, to its Venezuelan partner, Mercantil Servicios Financieros for approximately $17 million. The sale resulted in a capital loss of approximately $9 million. The earnings of Seguros Mercantil were not material to Aetna International.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AETNA INTERNATIONAL (CONTINUED)

On July 19, 2000, Aetna International signed an agreement to sell its New Zealand operation, Aetna Health Limited, to The Southern Cross Medical Care Society. Approval from the New Zealand Commerce Commission has been received and the sale is now expected to close in the fourth quarter of 2000. The earnings of Aetna Health Limited were not material to Aetna International.

On January 14, 2000, Aetna International and its Mexican partner sold two of their Mexican joint venture companies, Seguros Monterrey Aetna, S.A. and Fianzas Monterrey Aetna, S.A., to New York Life International Inc., a subsidiary of New York Life Insurance Company, for approximately $570 million in cash (Aetna International's share of the proceeds was approximately $279 million). The sale resulted in a capital gain of approximately $13 million. These two joint ventures contributed operating earnings of approximately $6 million for the nine months ended September 30, 2000 and $18 million for the nine months ended September 30, 1999.

On November 18, 1999, Aetna International acquired a 33% ownership interest in Heiwa for approximately $20 million. During the first quarter 2000, Aetna International increased its ownership interest in Heiwa to 99.82% for approximately $37 million. Heiwa contributed operating earnings of approximately $10 million during the three months ended September 30, 2000 and $17 million during the nine months ended September 30, 2000.

On October 1, 1999, Aetna International sold its Canadian operations to John Hancock Canadian Holdings Limited, the parent of The Maritime Life Assurance Company, for approximately $310 million in cash. Operating earnings from the Canadian operations were $6 million for the third quarter of 1999 and $25 million for the nine months ended September 30, 1999. Refer to "Aetna International" in Aetna Inc.'s 1999 Annual Report on Form 10-K for additional information related to this sale.

Outlook

As discussed above, the Company has agreed to sell its Aetna International business to ING. Refer to "Forward-Looking Information/Risk Factors" in this Report and "Aetna International" and "Forward-Looking Information/Risk Factors" in Aetna Inc.'s 1999 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS

Operating Summary

                                             Three Months Ended September 30,               Nine Months Ended September 30,
                                            ---------------------------------         ----------------------------------------
(Millions)                                      2000       1999         % Change             2000           1999       % Change
------------------------------------------------------------------------------------------------------------------------------
Premiums                                     $ 34.3       $  32.8           4.6%      $   111.9        $     90.2         24.1%
Net investment income                         229.7         241.1          (4.7)          690.4             756.0         (8.7)
Fees and other income                           6.2          14.8         (58.1)           18.8              33.7        (44.2)
Net realized capital gains (losses)             5.0         (5.7)            -             12.2              23.8        (48.7)
------------------------------------------------------------------------------------------------------------------------------
       Total revenue                          275.2        283.0           (2.8)          833.3             903.7         (7.8)
------------------------------------------------------------------------------------------------------------------------------
Current and future benefits                   233.4        248.0           (5.9)          721.0             753.5         (4.3)
Salaries and related benefits                   4.1          5.0          (18.0)           12.9              15.0        (14.0)
Operating expenses                              1.9          2.5          (24.0)            5.9               8.8        (33.0)
Reduction of reserve for anticipated
 future loss on discontinued products             -            -              -          (146.0)            (77.2)       (89.1)
------------------------------------------------------------------------------------------------------------------------------
       Total benefits and expenses            239.4        255.5           (6.3)          593.8             700.1        (15.2)
------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                     35.8         27.5           30.2           239.5             203.6         17.6
Income taxes                                   12.9         10.4           24.0            85.5              73.2         16.8
------------------------------------------------------------------------------------------------------------------------------
Net income                                   $ 22.9       $ 17.1           33.9       $   154.0        $    130.4         18.1
==============================================================================================================================
Net realized capital gains (losses), net
    of tax (included above)                  $  3.2       $ (3.8)             -       $     8.4        $     15.4        (45.5)
==============================================================================================================================
Deposits not included in
  premiums above                             $125.9       $162.7          (22.6)      $   453.2        $    624.0        (27.4)
==============================================================================================================================
Assets under management (1) (2)                                                       $25,189.2        $ 26,670.8         (5.6)
==============================================================================================================================

(1) Excludes net unrealized capital losses of $108.0 million at September 30, 2000 and net unrealized capital losses of $144.4 million at September 30, 1999.

(2) Includes assets under management of $5,647.7 million at September 30, 2000 and $6,126.9 million at September 30, 1999 related to discontinued products.


Results

Large Case Pensions' net income for the three months ended September 30, 2000 increased by $6 million compared with the corresponding period in 1999. Excluding net realized capital gains or losses, results for the three months ended September 30, 2000 decreased $1 million, or 6%, compared to the corresponding period in 1999.

Net income for the nine months ended September 30, 2000 increased by $24 million compared with the corresponding period in 1999. Results include a reduction of the reserve for anticipated future loss on discontinued products for Large Case Pensions of $95 million for the nine months ended September 30, 2000 primarily as a result of favorable investment performance and favorable mortality and retirement experience and $50 million for the corresponding period in 1999 as a result of favorable investment performance. Excluding the discontinued products reserve releases and net realized capital gains, results for the nine months ended September 30, 2000 decreased $14 million, or 22%, compared to the corresponding period in 1999.

The decrease in results for the three and nine month periods ended September 30, 2000 continues to reflect the redeployment of capital supporting this business and the continuing run off of liabilities underlying the Large Case Pensions business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

General account assets supporting experience-rated products (where the contractholder, not the Company, assumes investment and other risks) may be subject to participant or contractholder withdrawal. Experience-rated contractholder and participant withdrawals and transfers were as follows (excluding contractholder transfers to other Company products):

                                         Three Months Ended September 30,       Nine Months Ended September 30,
                                         --------------------------------      ---------------------------------
(Millions)                                        2000               1999                 2000            1999
----------------------------------------------------------------------------------------------------------------
Scheduled contract maturities
   and benefit payments (1)                     $202.4             $233.0               $654.3          $711.5
Contractholder withdrawals other than
   scheduled contract maturities and benefit
   payments                                       79.2              161.3                182.6           362.3
Participant directed withdrawals                   9.9               16.1                 35.6            60.0
----------------------------------------------------------------------------------------------------------------
(1)   Includes payments made upon contract maturity and other amounts distributed in accordance with contract schedules.

Outlook

Large Case Pensions' earnings in the fourth quarter of 2000 are expected to substantially decline compared to the third quarter of 2000, as a result of anticipated decreases in investment income.

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

Results of operations of discontinued products, including net realized capital gains or losses, are credited or charged to the reserve for future anticipated losses. The Company's results of operations would be adversely affected to the extent that future losses on the products are greater than anticipated and positively affected to the extent future losses are less than anticipated.

The factors contributing to changes in the reserve for anticipated future losses consist of: operating income or loss, realized capital gains or losses and mortality gains or losses. Operating income or loss is equal to revenue less expenses. Realized capital gains or losses reflect the excess (deficit) of sales price over (below) the carrying value of assets sold. Mortality gains or losses reflect the mortality and retirement experience related to SPAs. A mortality gain (loss) occurs when an annuitant or a beneficiary dies sooner (later) than expected. A retirement gain will occur on some contracts if an annuitant retires later than expected (a loss if an annuitant retires earlier than expected).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The results of discontinued products were as follows:

                                                           Three Months Ended                      Nine Months Ended
                                                              September 30,                          September 30,
                                                     ------------------------------           ---------------------------
(Millions)                                                  2000               1999                    2000          1999
--------------------------------------------------------------------------------------------------------------------------
Interest deficit (1)                                      $ (1.7)            $ (4.0)                 $ (5.5)       $(12.6)
Net realized capital gains (losses)                        (11.5)              (8.0)                   (9.6)          3.9
Interest earned on receivable from continuing products       4.5                5.1                    15.1          16.1
Other, net                                                   1.3                4.2                     8.8          10.1
--------------------------------------------------------------------------------------------------------------------------
Results of discontinued products, after tax               $ (7.4)            $ (2.7)                 $  8.8        $ 17.5
==========================================================================================================================
Results of discontinued products, pretax                  $(11.7)            $ (4.3)                 $ 10.3        $ 26.4
==========================================================================================================================
Net realized capital losses from sales of bonds,
   after tax (included above)                             $(12.7)            $(10.5)                 $(48.2)       $ (2.7)
==========================================================================================================================

(1) The interest deficit is the difference between earnings on invested assets and interest credited to contractholders.

Net realized capital losses for the three and nine months ended September 30, 2000 increased compared to the corresponding periods in 1999. These increases primarily result from realized capital losses on bonds, due to the rising interest rate environment, partially offset by capital gains from the sale of equities.

At the time of discontinuance, a receivable from Large Case Pensions' continuing products equivalent to the net present value of the anticipated cash flow shortfalls was established for the discontinued products. Interest on the receivable is accrued at the discount rate that was used to calculate the reserve. Total assets supporting discontinued products and the reserve include a receivable from continuing products of $384 million at September 30, 2000 and $464 million at December 31, 1999, net of related deferred taxes payable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LARGE CASE PENSIONS (CONTINUED)

The activity in the reserve for anticipated future losses on discontinued products for the nine months ended September 30, 2000 was as follows (pretax):

(Millions)
-----------------------------------------------------------------------------------------------------
Reserve at December 31, 1999                                                                $ 1,147.6
Operating income                                                                                 15.1
Net realized capital losses                                                                     (17.6)
Mortality and other                                                                              12.8
Reserve reduction                                                                              (146.0)
-----------------------------------------------------------------------------------------------------
Reserve at September 30, 2000                                                               $ 1,011.9
=====================================================================================================

Management reviews the adequacy of the discontinued products reserve quarterly and, as a result, $95 million ($146 million pretax) of the reserve was released in the second quarter of 2000 primarily due to favorable performance related to certain equity investments, favorable mortality and retirement experience and the decrease in size of the overall bond portfolio which decreased default risk. The review in the second quarter of 1999 resulted in the Company's release of $50 million ($77 million pretax) of the discontinued products reserve. The current reserve reflects management's best estimate of anticipated future losses.

The discontinued products investment portfolio is as follows:

(Millions)                                          September 30, 2000                      December 31, 1999
---------------------------------------------------------------------------------------------------------------
Class                                              Amount       Percent                    Amount        Percent
---------------------------------------------------------------------------------------------------------------
Debt Securities                                 $ 4,208.6          74.9%                 $ 4,533.0          77.2%
Mortgage Loans                                      783.4          13.9                      768.8          13.1
Real Estate                                         127.5           2.3                      112.7           1.9
Equities                                            225.5           4.0                      239.7           4.1
Short-term and other investments                    276.4           4.9                      214.2           3.7
---------------------------------------------------------------------------------------------------------------
Total                                           $ 5,621.4         100.0%                 $ 5,868.4         100.0%
================================================================================================================

Distributions on discontinued products were as follows:

                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                    ---------------------------            ---------------------------
(Millions)                                              2000                1999                 2000             1999
----------------------------------------------------------------------------------------------------------------------
Scheduled contract maturities, settlements
   and benefit payments                               $198.4              $304.1               $697.7          $ 970.8
Participant directed withdrawals                         2.2                 3.4                  7.2             12.0
----------------------------------------------------------------------------------------------------------------------

Cash required to fund these distributions was provided by earnings and scheduled payments on, and sales of, invested assets.

Refer to Note 9 of Condensed Notes to Consolidated Financial Statements for additional information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

CORPORATE

Operating Summary

                                                        Three Months Ended                         Nine Months Ended
                                                           September 30,                             September 30,
                                                  -------------------------------           ----------------------------------
(Millions, after tax)                              2000         1999      % Change            2000        1999         % Change
-------------------------------------------------------------------------------------------------------------------------------
Interest expense                                  $50.8       $ 45.7          11.2%         $ 147.6      $126.4           16.8%
===============================================================================================================================
Salaries and related benefits                     $14.2       $  9.0          57.8%         $  39.3      $ 31.9           23.2%
Other operating expense, net                        9.0         12.4         (27.4)            30.8        30.3            1.7
Net realized capital losses (gains)                 1.0        (17.5)            -              3.1       (15.0)             -
-------------------------------------------------------------------------------------------------------------------------------
Total other expense                               $24.2       $  3.9             -%         $  73.2      $ 47.2           55.1%
===============================================================================================================================

The Corporate segment includes interest expense and other expenses that are not directly related to the Company's business segments. "Other operating expense, net" includes corporate expenses, such as staff area expenses, advertising and contributions, which are partially offset by net investment income.

The 2000 increase in interest expense primarily results from additional debt incurred in connection with the PHC acquisition in August 1999 and an increase in interest rates. Net realized capital losses for the three and nine months ended September 30, 2000 primarily consist of losses on the sale of certain Corporate real estate.

Salaries and related benefits increased $5 million for the three months ended September 30, 2000 primarily due to executive recruitment and related expenses. Other operating expenses reflect $5 million related to a shareholder litigation settlement agreement. (Refer to Note 12 of Condensed Notes to Consolidated Financial Statements for further discussion.) The decline in other operating expenses primarily reflects lower advertising expenses and is also the result of continued cost reduction initiatives. Other operating expenses include Year 2000 costs of $.7 million and $3 million for the three and nine months ended September 30, 1999, respectively.

Outlook

As discussed above, the Company has agreed to sell its Aetna Financial Services and Aetna International businesses to ING, and the Company's goal is to close this transaction by year end 2000. In connection with closing this transaction, the Company will be incurring various costs. Such amounts are currently estimated to be approximately $200 million to $250 million after tax and relate to: payments for certain compensation-related arrangements; costs for outside financial and legal advisors; income taxes related to legal entity realignment pursuant to the agreement; costs for insurance related to New Aetna's indemnification of certain Aetna liabilities; payments for the settlement of certain Aetna employee stock options held by individuals who will become employees of ING; and various other expenses related to the change in control of Aetna.

The Company is continuing a comprehensive review of its health business model and is in the process of considering and implementing a number of strategic and operational initiatives with the goal of improving the performance of its health business. These strategic initiatives include, among other things, modifying Aetna U.S. Healthcare's product portfolio, improving relations with health care providers and others, strengthening management, considering exiting from certain products or markets, addressing rising medical costs and improving the efficiency of our operations. At such time as these initiatives are finally decided and implementation plans developed (which could occur this year), the Company will evaluate the need to establish liabilities related to these strategic changes, including liabilities related to employee termination benefits and related costs, and the Company will evaluate whether any impairment related to assets of the Company has occurred. It is expected that, as a result of the above actions, the Company will need to establish such liabilities or write down related assets and that such liabilities and write downs could be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS

Investments disclosed in this section relate to the Company's total general account portfolio (including assets supporting discontinued products and experience-rated products).

(Millions)                                                      September 30, 2000             December 31, 1999
----------------------------------------------------------------------------------------------------------------
Debt securities available for sale                                  $ 30,921.2                         $28,661.6
Debt securities held to maturity                                         169.7                                 -
Equity securities                                                        854.4                             791.1
Short-term investments                                                   763.4                             788.2
Mortgage loans                                                         3,186.6                           3,238.2
Commercial loans                                                       1,054.1                                 -
Real estate                                                              512.6                             361.8
Policy loans                                                             874.4                             541.5
Other                                                                  1,665.8                           1,394.8
----------------------------------------------------------------------------------------------------------------
Total investments                                                   $ 40,002.2                         $35,777.2
================================================================================================================

Debt Securities

Debt securities represented 78% of the Company's total general account invested assets at September 30, 2000 and 80% at December 31, 1999 and supported the following types of businesses:

(Millions)                                                     September 30, 2000             December 31, 1999
----------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                        $ 4,208.6                      $ 4,533.0
Supporting experience-rated products                                     11,423.1                       11,879.5
Supporting remaining products                                            15,459.2                       12,249.1
----------------------------------------------------------------------------------------------------------------
Total debt securities (1)                                               $31,090.9                      $28,661.6
================================================================================================================

(1) Total debt securities include "Below Investment Grade" securities of $1.9 billion at September 30, 2000 and $2.1 billion at December 31, 1999 of which 35% at September 30, 2000 and 46% at December 31, 1999 supported discontinued and experience-rated products. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a discussion of "Below Investment Grade" securities.

Debt securities reflected net unrealized capital losses of $324 million at September 30, 2000 and $748 million at December 31, 1999. Of the net unrealized capital losses at September 30, 2000, $26 million relate to assets supporting discontinued products and $148 million relate to experience-rated pension contractholders.

Residential Collateralized Mortgage Obligations

Included in the Company's debt securities are residential collateralized mortgage obligations ("CMOs") of $1.8 billion at September 30, 2000 and $1.7 billion at December 31, 1999. There are various categories of CMOs that are subject to different degrees of risk from changes in interest rates and, for CMOs that are not agency backed, defaults. The principal risks inherent in holding CMOs are prepayment and extension risks related to dramatic decreases and increases in interest rates, resulting in the repayment of principal from the underlying mortgages either earlier or later than originally anticipated. At September 30, 2000, approximately 2% and at December 31, 1999, approximately 1% of the Company's CMO holdings were invested in CMOs that are subject to more prepayment and extension risk than traditional CMOs (such as interest- or principal-only strips).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

TOTAL INVESTMENTS (CONTINUED)

Mortgage and Commercial Loans

At September 30, 2000 and December 31, 1999, the Company's mortgage loan investments, net of impairment reserves, supported the following types of businesses:

(Millions)                                                           September 30, 2000             December 31, 1999
---------------------------------------------------------------------------------------------------------------------
Supporting discontinued products                                               $  783.4                      $  768.8
Supporting experience-rated products                                              676.2                         923.4
Supporting remaining products                                                   1,727.0                       1,546.0
---------------------------------------------------------------------------------------------------------------------
Total mortgage loans                                                           $3,186.6                      $3,238.2
=====================================================================================================================
Total commercial loans                                                         $1,054.1                      $      -
=====================================================================================================================

During the first nine months of 2000, the Company managed its mortgage loan portfolio to maintain the balance, relative to invested assets, by selectively pursuing refinance and new loan opportunities. The mortgage loan portfolio balance represented 8% at September 30, 2000 and 9% at December 31, 1999 of the Company's total general account invested assets.

Problem, restructured and potential problem loans included in mortgage loans were $227 million at September 30, 2000 and $285 million at December 31, 1999 of which 79% supported discontinued and experience-rated products in both periods. Specific impairment reserves on these loans were $34 million at September 30, 2000 and $32 million at December 31, 1999. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a discussion of problem, restructured and potential problem loans and Note 6 of the Condensed Notes to Consolidated Financial Statements for additional information.

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

Management also reviews, on a quarterly basis, the impact of hypothetical net losses on the Company's consolidated near-term financial position, results of operations and cash flows assuming certain changes in market rates and prices were to occur. Based on the Company's overall exposure to interest rate risk, equity price risk and foreign exchange risk, the Company believes that these changes in market rates and prices would not materially effect the consolidated near-term financial position, results of operations or cash flows of the Company as of September 30, 2000. Refer to Aetna Inc.'s 1999 Annual Report on Form 10-K for a more complete discussion of "Risk Management and Market-Sensitive Instruments".

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

During the first nine months of 2000, the Company used net cash generated from investing, financing and operating activities to make approximately $75 million of investments in core businesses and acquisitions, pay approximately $95 million for common stock repurchases and pay approximately $85 million of dividends to shareholders. During the corresponding period of 1999, the Company used net cash generated from investing, financing and operating activities to make approximately $712 million of investments in core businesses and acquisitions, pay approximately $122 million for common stock repurchases and pay approximately $124 million of dividends to shareholders. Refer to the "Consolidated Statements of Cash Flows" for additional information.

Dividends

On September 29, 2000, the Company's Board of Directors declared a quarterly dividend of $.20 per share of common stock to shareholders of record at the close of business October 27, 2000, payable November 15, 2000.

Financings and Financing Capacity

Substantially all of the Company's borrowings and financings are conducted through Aetna Services, Inc. and are fully and unconditionally guaranteed by Aetna Inc. On October 31, 2000, Aetna Services, Inc. was merged with and into Aetna Inc. Refer to Note 10 of the Condensed Notes to Consolidated Financial Statements for additional information. As part of the ING transaction, ING will assume up to approximately $2.7 billion of Aetna Services, Inc.'s long-term debt at closing.

The Company has significant short-term liquidity supporting its businesses. The Company uses short-term borrowings from time to time to address timing differences between receipts and disbursements. The maximum amount of domestic short-term borrowings outstanding was $2.0 billion during the first nine months of 2000 and $1.4 billion during the corresponding period in 1999.

Common Stock Transactions

On October 8, 1999, the Board of Directors authorized the repurchase of up to 20 million shares of common stock, not to exceed an aggregate purchase price of $1 billion (the "Plan"). Pursuant to the Plan, the Company has repurchased 8,707,000 shares of common stock at a cost of approximately $472 million through September 30, 2000, of which 1,787,000 shares at a cost of approximately $95 million were repurchased during the first nine months of 2000. The Company currently expects repurchases of its common stock to be minimal prior to the closing of the ING transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

New Aetna

The Company currently expects New Aetna to have an initial short-term debt level at the time of the closing of the ING transaction of approximately $2.0 billion and a debt to capital ratio lower than Aetna Inc.'s current ratio. It also is a condition to closing the ING transaction that New Aetna have an investment grade debt rating of either at least BBB from Standard & Poor's or Baa2 from Moody's Investors Service.

Aetna currently has revolving credit facilities in an aggregate amount of $2.0 billion. These facilities will not continue following the spinoff and New Aetna intends to enter into a new revolving credit facility or other borrowing arrangements, providing for an aggregate borrowing capacity of approximately $2.5 billion. New Aetna anticipates that these arrangements will include covenants that will require, among other things, that New Aetna maintain a certain level of net worth. New Aetna anticipates borrowing under the credit facility or issuing short-term debt in connection with the spinoff.

The board of directors currently intends that, following the spinoff, New Aetna will use excess cash flow to repurchase shares or pay down debt, and, as a result, we currently expect that initially New Aetna will pay a minimal quarterly dividend. The actual dividend rate for New Aetna common stock will be determined at a later date. The first dividend is expected to be paid in the first quarter of 2001. New Aetna's board will be free to change the dividend practices at any time. The board will base its decisions on, among other things, general business conditions, financial results, contractual, legal and regulatory restrictions regarding dividend payments by subsidiaries, practices of peer companies and any other factors the board may consider to be relevant.

On September 19, 2000, Aetna International signed an agreement to sell its Mexican operations to its partner, Grupo Financiero BBVA Bancomer, S.A. de C. V., for approximately $693 million. The sale is expected to close in the fourth quarter of 2000, subject to Mexican regulatory approval. Under the agreement between Aetna and ING, New Aetna is entitled to receive approximately $35 million of the sale proceeds.

GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

Goodwill and other acquired intangible assets were $8.8 billion at September 30, 2000, or approximately 78% of consolidated shareholders' equity. The amortization of goodwill and other acquired intangible assets was $351 million for the nine months ended September 30, 2000, or approximately 40% of pretax income. The amortization of other acquired intangible assets reflects management's estimate of the useful life of acquired intangible assets (primarily customer lists, health provider networks, workforce and computer systems), generally over various periods not exceeding 25 years. Management's estimate of the useful life of goodwill, which represents the excess of cost over the fair value of net assets acquired, is over periods not exceeding 40 years. The risk associated with the carrying value of goodwill and other acquired intangible assets is whether future operating income (before amortization of goodwill and other acquired intangible assets) will be sufficient on an undiscounted basis to recover the carrying value. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets and believes such amounts are currently recoverable. However, any significant change in the useful lives of goodwill or other acquired intangible assets, as estimated by management, could have a material adverse effect on results of operations and financial condition.

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

REGULATORY ENVIRONMENT

Set forth below is important information regarding the regulation of our Health and Large Case Pensions businesses. For information regarding the regulation of our Aetna Financial Services and Aetna International businesses, please refer to the "Regulatory Environment" portion of Aetna Inc.'s 1999 Annual Report on Form 10-K and report on Form 10-Q for the period ended March 31, 2000.

Regulation

General

The Company's operations are subject to comprehensive regulation throughout the United States. Supervisory agencies, including (depending on the state) state health, insurance, corporation and securities departments, have broad authority to grant licenses to transact business and regulate many aspects of the products and services offered by us, as well as solvency and reserve adequacy. Many agencies also regulate investment activities on the basis of quality, diversification, and other quantitative criteria. The Company's operations and accounts are subject to examination at regular intervals by certain of these regulators.

Health Care

The federal government and the states in which the Company conducts its HMO and other health operations have adopted laws and regulations that govern its business activities to varying degrees. These laws and regulations may restrict how the Company conducts its businesses and may result in additional burdens and costs to the Company. Areas of governmental regulation include licensure, premium rates, benefits, service areas, quality assurance procedures, plan design and disclosures, eligibility requirements, provider rates of payment, surcharges on provider payments, provider contract forms, underwriting, financial arrangements, financial condition (including reserves) and corporate governance. These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.

States generally require HMOs to obtain a certificate of authority prior to commencing operations. To establish an HMO in any state where the Company does not presently operate an HMO, the Company generally has to obtain such a certificate. The time necessary to obtain such a certificate varies from state to state. Each HMO must file periodic financial and operating reports with the states in which it does business. In addition, the Company's HMOs are subject to state examination and periodic license renewal.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (CONTINUED)

Recent Medicare Changes

In 1997, the federal government passed legislation related to Medicare that changed the method for determining premiums that the government pays to HMOs for Medicare members. In general, the new method has reduced the premiums payable to the Company compared to the old method, although the level and extent of the reductions varies by geographic market and depends on other factors. The legislation also requires the Company to pay a "user fee". The changes began to be phased in on January 1, 1998 and will continue over five years. The federal government also announced in 1999 that it planned to begin to phase in risk adjustments to its premium payments over a five-year period commencing January 1, 2000. It is anticipated that the net impact of the risk adjustments will be to reduce the premiums payable to the Company. While the phase-in provisions provide the Company with an opportunity to offset some of the premium reductions, the risk adjustments and the user fee by adjusting the supplemental premiums that members pay to the Company and by adjusting the benefits included in the Company's products, because of competition and other factors, the adjustments the Company can make may not fully offset the reductions in premiums from the government. Because of these reduced premiums and the user fee, as well as other factors including new Medicare+Choice regulations issued by HCFA, the Company decided not to renew its Medicare HMO contracts (or to reduce contract service areas) in certain areas effective January 1, 1999, January 1, 2000 and January 1, 2001. Legislation is currently pending in Congress to increase payments to HMOs under Medicare. Such legislation may or may not be enacted and may not be sufficient to encourage the Company to renew those contracts. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Aetna U.S. Healthcare - Health Risk and PHC - Medicare HMO" for more information.

HIPAA

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

In addition, regulations were recently proposed under HIPAA relating to the privacy of health information and certain other matters affecting the administration of health and related plan benefits. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Aetna U.S. Healthcare - Outlook" for more information.

ERISA

The provision of services to certain employee health benefit plans is subject to the Employee Retirement Income Security Act of 1974 ("ERISA"), a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor ("DOL"). ERISA regulates certain aspects of the relationships between the Company and employers who maintain employee benefit plans subject to ERISA. Some of the Company's administrative services and other activities may also be subject to regulation under ERISA. In addition, some states require licensure or registration of companies providing third party claims administration services for benefit plans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (CONTINUED)

Other Recent Matters

The federal government and many states, including states in which the Company has substantial managed care membership, have enacted or are seriously considering additional legislation or regulation related to managed care. Other federal legislation, effective January 1, 1998, mandates minimum hospital stays after childbirth and that health plans apply lifetime limits to mental health benefits with parity.

This legislation or regulation includes, among other things, the following:

- Eliminating or reducing the scope of ERISA pre-emption of state medical and bad faith claims under state law, exposing health plans to expanded liability to punitive and other extra-contractual damages

- Extension of malpractice and other liability for medical and other decisions from providers to health plans

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

-    Prohibition of so-called "gag" and similar clauses in physician agreements

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

- Regulation of the composition of provider networks, such as any willing provider and pharmacy laws

-    Required payment levels for out-of-network care

- Exempting physicians from the antitrust laws that prohibit price fixing, group boycotts and other horizontal restraints on competition

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (CONTINUED)


-    Restrictions on health plan claim and related procedures

- Regulations relating to procedures to protect the confidentiality of medical records

- Third-party review of denials of benefits (including denials based on a lack of medical necessity)

-    Restricting or eliminating the use of formularies for prescription drugs

For example, in 1999, the House of Representatives passed the Norwood-Dingell bill which would (if it became law), among other things, place limits on health care plans' methods of operations, limit employers' and health care plans' ability to define medical necessity and permit employers and health care plans to be sued in state courts for coverage determinations. The Senate has also passed a version of this bill, although the Senate version would not permit employers and health care plans to be sued in state courts for coverage determinations and contains somewhat less restrictive limits on health care plan methods of operations.

It is uncertain whether the Company can recoup, through higher premiums or other measures, the increased costs of mandated benefits or the other increased costs caused by such legislation or regulation.

The Health Care business also may be adversely impacted by court and regulatory decisions that expand the interpretations of existing statutes and regulations, impose medical or bad faith liability, increase our responsibilities under ERISA, or reduce the scope of ERISA pre-emption of state law claims.

Texas Agreement

On April 11, 2000, the Company's Texas HMOs entered into an assurance of voluntary compliance with the Office of the Attorney General of Texas to settle, with prejudice and without admission, litigation commenced by the Office of the Attorney General of Texas in December 1998 regarding certain alleged business practices and to make additional commitments. The agreement provides for, among other things, allowing directly contracted Texas physicians in small group or individual practice to choose whether to participate in either or both of the Company's HMO/HMO-based and PPO/PPO-based product lines; paying directly contracted capitated primary care physicians with fewer than 100 HMO members on a fee-for-service basis rather than a capitated basis; expanding independent external review of coverage denials to include disputes regarding experimental and investigational coverage, emergency coverage, prescription drug coverage and standing referrals to specialists; and the creation of an Office of the Ombudsman that will act as an advocate for members and assist them with appeals or complaints. The agreement does not include any finding of fault nor does it include any fines or penalties. The Company does not expect the agreement to have a material adverse effect on its financial condition or results of operations, and the agreement provides for potential relief should such unexpected impact occur.

Investment and Retirement Products and Services

Operations conducted by the Company are subject to regulation by various government agencies where the Company conducts business, in particular the insurance departments of Connecticut and New York. Among other matters, these agencies may regulate premium rates, trade practices, agent licensing, policy forms, underwriting and claims practices, the maximum interest rates that can be charged on life insurance policy loans, and the minimum rates that must be provided for accumulation of surrender value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

REGULATORY ENVIRONMENT (CONTINUED)

Federal Employee Benefit Regulation

Large Case Pensions provides a variety of products and services to employee benefit plans that are covered by ERISA.

In December 1993, in a case involving an employee benefit plan and an insurance company, the United States Supreme Court ruled that assets in the insurance company's general account that were attributable to a portion of a group pension contract issued to the plan that was not a "guaranteed benefit policy" were "plan assets" for purposes of ERISA and that the insurance company had fiduciary responsibility with respect to those assets. In reaching its decision, the Supreme Court declined to follow a 1975 DOL interpretive bulletin that had suggested that insurance company general account assets were not plan assets.

The Small Business Job Protection Act (the "Act") was signed into law in 1996. The Act created a framework for resolving potential issues raised by the Supreme Court decision. The Act provides that, absent criminal conduct, insurers generally will not have liability with respect to general account assets held under contracts that are not guaranteed benefit policies based on claims that those assets are plan assets. The relief afforded extends to conduct that occurs before the date that is 18 months after the DOL issues final regulations required by the Act, except as provided in the anti-avoidance portion of the regulations. The regulations, which were issued on January 5, 2000, address ERISA's application to the general account assets of insurers attributable to contracts issued on or before December 31, 1998 that are not guaranteed benefit policies. The conference report relating to the Act states that policies issued after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA's fiduciary obligations. The Company is not currently able to predict how these matters may ultimately affect its businesses.

HMO and Insurance Holding Company Laws

A number of states, including Pennsylvania and Connecticut, regulate affiliated groups of HMOs and insurers such as the Company under holding company statutes. These laws may require these companies to maintain certain levels of equity. For information regarding restrictions on certain payments of dividends or other distributions by HMO and insurance company subsidiaries of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". Some of these laws also regulate changes in control (as do Connecticut and Pennsylvania corporate laws), and other matters such as transactions with affiliates.

Guaranty Fund Assessments

Under guaranty fund laws existing in all states, insurers doing business in those states can be assessed (up to prescribed limits) for certain obligations of insolvent insurance companies to policyholders and claimants. While the Company historically has recovered more than half of guaranty fund assessments through statutorily permitted premium tax offsets, significant increases in assessments could jeopardize future efforts to recover these assessments. Some states have similar laws relating to HMOs. There were no material charges to earnings for guaranty fund obligations during 1999, 1998, or 1997. On April 6, 2000, the State of New Jersey enacted the New Jersey Insolvent Health Maintenance Organization Assistance Fund Act of 2000 (the "New Jersey Act"). The New Jersey Act is designed to reimburse individuals who were covered by and providers that had contracts with two New Jersey HMOs prior to their insolvency. The total amount to be assessed to all HMOs in New Jersey is $50 million. The New Jersey Act requires that HMOs in the New Jersey market be assessed a charge calculated based on each HMO's proportionate share of premiums written in New Jersey relative to all HMO premiums written in New Jersey. The Company recorded an estimate of its share of this assessment, based on the Company's HMO market share in New Jersey, of $23 million pretax ($15 million after tax) in the second quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FORWARD-LOOKING INFORMATION/RISK FACTORS

Our Health and Large Case Pensions businesses are subject to, and you should carefully consider, important risk factors that are described under the heading "Risk Factors" in the preliminary information statement for New Aetna contained in the Aetna proxy statement filed with the Securities and Exchange Commission on October 18, 2000. Those risk factors are incorporated by reference herein. For information regarding risk factors relating to the Aetna Financial Services and Aetna International businesses, please refer to Aetna's 1999 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Refer to the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Total Investments".

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Shareholder Litigation

Class Action Complaints were filed in the United States District Court for the Eastern District of Pennsylvania on November 5, 1997 by Eileen Herskowitz and Michael Wolin, and on December 4, 1997 by Pamela Goodman and Michael J. Oring. Other Class Action Complaints were filed in the United States District Court for the District of Connecticut on November 25, 1997 by Evelyn Silvert; on November 26, 1997 by the Rainbow Fund, Inc.; and on December 24, 1997 by Terry B. Cohen. The Connecticut actions were transferred to the United States District Court for the Eastern District of Pennsylvania (the "Court") for consolidated pretrial proceedings with the cases pending there. The plaintiffs filed a Consolidated and Amended Complaint (the "Complaint") seeking, among other remedies, unspecified damages resulting from defendants' alleged violations of federal securities laws. The Complaint alleged that the Company and three of its current or former officers or directors, Ronald E. Compton, Richard L. Huber and Leonard Abramson, are liable for certain misrepresentations and omissions regarding, among other matters, the integration of the merger with U.S. Healthcare and the Company's medical claim reserves. The Company and the individual defendants filed a motion to dismiss the Complaint on July 31, 1998. On February 2, 1999, the Court dismissed the Complaint, but granted the plaintiffs leave to file a second amended complaint. On February 22, 1999, the plaintiffs filed a second amended complaint against the Company, Ronald E. Compton and Richard L. Huber. The Company and the remaining individual defendants filed a motion to dismiss the second amended complaint, and the Court denied that motion in March 1999. On August 9, 1999, the Court entered an order certifying as plaintiffs those persons who purchased Company common stock on the market from March 6, 1997 through 7:00 a.m. on September 29, 1997. Merits discovery was completed in early 2000. On January 31, 2000 plaintiffs filed expert reports. On February 3, 2000, defendants filed motions for summary judgment. Also on February 3, 2000, plaintiffs moved for permission to file a third amended complaint. On March 20, 2000, the Court granted plaintiffs leave to file a third amended complaint and adopted a revised schedule. Pursuant to the revised schedule, defendants filed new summary judgment motions in May 2000 and the parties conducted expert discovery which was completed in the third quarter of 2000. Trial was scheduled to begin in the fourth quarter of 2000. On October 5, 2000, the Court entered an order granting preliminary approval to a settlement of the action. Under the terms of the settlement, which does not involve any admission of wrongdoing, the Company and its insurance carriers will pay a total of approximately $83 million into a settlement fund, which will be used to pay claims submitted by members of the class certified by the Court and to pay fees of the plaintiffs' attorneys. A substantial portion of the settlement is covered by insurance, but the Company's earnings for the three and nine months ended September 30, 2000, reflect an after-tax charge of approximately $5 million to cover its share of the settlement. The agreement is subject to final court approval. The Court has scheduled a hearing for December 18, 2000, concerning, among other things, whether it will grant final approval to the settlement.

Four purported shareholder class action complaints were filed in the Superior Court of Connecticut, Hartford County, alleging in substance that the Company and its directors breached fiduciary duties to shareholders in responding to a February 24, 2000 letter from Wellpoint Health Networks, Inc. and ING America Insurance Holdings, Inc. which had invited discussions concerning a possible transaction. These actions were filed on behalf of George Schore, Michael Demetrio and Gersh Korsinsky on March 3, 2000, The Rainbow Fund on March 7, 2000, Eleanor Werbowsky on March 7, 2000, and Catherine M. Friend on March 23, 2000. On July 26, 2000, the Connecticut court ordered consolidation of the four Connecticut actions. On October 12, 2000 the plaintiffs in the four Connecticut actions withdrew their complaints. A fifth, substantially similar complaint was filed by Barnett Stepak on behalf of a purported class of Aetna Inc. shareholders on March 28, 2000 in the Supreme Court of New York, New York County. The complaint in the New York action seeks various forms of relief, including unspecified damages and equitable remedies. The New York litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

Health Care Litigation

The Company is involved in several purported class action lawsuits that are part of a wave of similar actions targeting the health care industry and, in particular, the conduct of business by managed care companies.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on April 19, 1999 by Joseph Maio, Jo Ann Maio and Gary Bender seeking various forms of relief, including unspecified damages and treble damages, from the Company and a number of its subsidiaries for alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), the Pennsylvania Unfair Trade Practices and Consumer Protection Law, and state common law. On September 29, 1999, the Court dismissed the RICO claims with prejudice and dismissed the state law claims for lack of subject matter jurisdiction. The Court held, among other things, that the plaintiffs lacked standing to pursue the federal RICO claims because they had not alleged an injury in fact. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit. On August 11, 2000, the Third Circuit rendered its decision upholding the dismissal of the case.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on October 4, 1999 by Anthony Conte (the "Conte Complaint"). The Conte Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare Inc. ("Aetna U.S. Healthcare") for alleged violations of the Employee Retirement Income Security Act of 1974 ("ERISA"). The Conte Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of provider compensation arrangements in the literature that it makes available to actual or prospective members. The Company intends to defend the action vigorously and on November 1, 1999, filed a motion to dismiss the litigation for failure to state a claim upon which relief can be granted. On December 15, 1999, the Court suspended further proceedings pending the resolution of the Maio appeal by the United States Court of Appeals for the Third Circuit. Aetna U.S. Healthcare has supplemented its pending motion to dismiss to address the application of the Maio decision to this case. On October 23, 2000, this case was consolidated in the United States District Court for the Southern District of Florida (the "Florida District Court") for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on October 7, 1999 by Jo Ann O'Neill (the "Mississippi O'Neill Complaint"). An Amended Complaint was filed on November 9, 1999 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop. The Mississippi O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages and restitution of alleged improper profits, from the Company, Aetna U.S. Healthcare, Richard L. Huber and unnamed members of the Board of Directors of Aetna Inc. for alleged violations of ERISA and RICO. The Mississippi O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO members. On November 22, 1999, defendants moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the Conte and Maio Complaints filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the Superior Court of California, County of Contra Costa on October 28, 1999 by Jeanne E. Curtright in her individual capacity and on behalf of the general public of the State of California (the "Curtright Complaint"). The Curtright Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from the Company, Aetna U.S. Healthcare, Aetna U.S. Healthcare of California Inc. and unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500, California Civil Code Section 1750 and state common law in connection with the sale and marketing of health plans in California. The Curtright Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and members of the general public. On December 16, 1999, defendants removed the action to the United States District Court for the Northern District of California. Plaintiff has moved to remand the action to state court. The Company has moved to dismiss the Curtright Complaint for failure to state a claim upon which relief can be granted and moved for a stay of the action pending resolution of the Maio and Conte matters. In August 2000, the Court stayed further proceedings pending decision on the Company's MDL Application (as described below). On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A complaint was filed in the Superior Court of the State of California, County of San Diego on November 5, 1999 by Linda Ross and The Stephen Andrew Olsen Coalition for Patients Rights, purportedly on behalf of the general public of the State of California (the "Ross Complaint"). The Ross Complaint seeks various forms of relief, including injunctive relief, restitution and disgorgement of amounts allegedly wrongfully acquired, from Aetna Inc., Aetna U.S. Healthcare, Aetna U.S. Healthcare of California Inc. and additional unnamed "John Doe" defendants for alleged violations of California Business and Professions Code Sections 17200 and 17500. The Ross Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising, marketing and member materials directed to Aetna HMO, POS and PPO members and the general public and for alleged unfair practices relating to contracting of doctors. On May 5, 2000 the Court denied defendants' demurer but granted in part their motion to strike portions of the Ross Complaint and ordered plaintiffs to file an amended complaint. The amended complaint was filed on May 15, 2000 and a second amended complaint on June 28, 2000. On August 15, the Court denied defendants' demurer but granted, in part, their motion to strike portions of the second amended complaint and ordered the plaintiffs to file a third amended complaint. The third amended complaint was filed on August 25, 2000. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Southern District of Mississippi on November 22, 1999 by Raymond D. Williamson, III (the "Williamson Complaint"). The Williamson Complaint names as defendant The Prudential Insurance Company of America, and also names as defendants Aetna Inc. and Aetna U.S. Healthcare solely to the extent that the Company has assumed liability for the actions of Prudential in connection with the Company's acquisition of the Prudential health care business. The Williamson Complaint seeks various forms of relief from defendants, including unspecified damages, treble damages and imposition of a constructive trust, for alleged violations of RICO and ERISA. The Williamson Complaint alleges that the Prudential Health Plans engaged in a nationwide fraudulent scheme of misrepresentation by stating that coverage and treatment decisions were made on the basis of medical necessity when Prudential allegedly implemented undisclosed policies designed to deny or limit claims and medical services. On December 30, 1999, the Company moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the fact that the Maio and Conte Complaints were filed in that court. On January 25, 2000, the Court suspended further proceedings pending resolution of a motion in cases involving other defendants to consolidate those actions in a single court. Prudential had requested the MDL Panel (as defined below) to consolidate this case with other cases against Prudential for pretrial purposes. On October 23, 2000, this case was consolidated in the Florida District Court for pretrial proceedings. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the District of New Jersey on December 3, 1999 by Michael V. Amorosi (the "Amorosi Complaint"). The Amorosi Complaint seeks various forms of relief, including unspecified damages, treble damages and restitutionary relief for unjust enrichment, from Aetna Inc. and Aetna U.S. Healthcare for alleged violations of RICO and ERISA. The Amorosi Complaint alleges that defendants told subscribers that coverage and treatment decisions would be based on medical necessity but instead took into account undisclosed cost-based criteria that were unrelated to members' medical needs. On January 7, 2000, the Company moved to stay, dismiss or transfer the action to the United States District Court for the Eastern District of Pennsylvania based on the fact that the Maio and Conte Complaints were filed in that court. On August 25, 2000, the Company moved to dismiss the action for failure to state a claim. The Company has supplemented its pending motion to dismiss to address the application of the Maio decision to this case. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported amended class action complaint was filed in the United States District Court for the Northern District of Alabama on January 19, 2000 by Eugene Mangieri, M.D. (the "Mangieri Complaint"). The Mangieri Complaint seeks various forms of relief, including unspecified damages, treble damages and punitive damages, from Aetna Inc., Aetna U.S. Healthcare and Richard L. Huber for alleged violations of RICO. The Mangieri Complaint claims that physicians suffer actual and potential harm from allegedly coercive terms contained in their contracts with the Company. On May 15, 2000, the Judicial Panel on Multidistrict Litigation issued a conditional order transferring the Mangieri Complaint to the United States District Court for the Southern District of Florida for consolidated pretrial proceedings in the matter known as In re Humana, Inc. Managed Care Litigation. On May 30, 2000, the Company filed with the Panel an objection to that conditional transfer order, but on July 14, 2000, the Company requested consolidation of that action with others pending against the Company. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described below in the discussion concerning the Company's MDL Application. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the District of New Jersey on April 11, 2000 by Jennifer McCarron and Ira S. Schwartz (the "McCarron Complaint"). The McCarron Complaint names as defendants The Prudential Insurance Company of America and health maintenance organizations that the Company acquired from Prudential on August 6, 1999. The McCarron Complaint seeks various forms of relief from defendants, including return of certain premiums, disgorgement of allegedly improper profits and injunctive relief, for alleged contractual breaches and violations of ERISA. Plaintiffs purport to represent a class including persons who were Prudential Health Plans subscribers before and/or after the Company's acquisition of those operations. The McCarron Complaint alleges that Prudential Health Plans' administration and disclosure of policies concerning medical necessity determinations violated contractual and fiduciary duties owed to subscribers. Ms. McCarron additionally alleges that she was wrongfully denied coverage for certain medical treatments. On August 30, 2000, the Company joined in Prudential's motion to dismiss the complaint for failure to state a claim. Prudential had requested the MDL Panel to consolidate this case with other cases against Prudential for pretrial purposes. On October 23, 2000, this case was consolidated in the Florida District Court for pretrial proceedings. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the Eastern District of Pennsylvania on May 22, 2000 by John Romero and Catherine Romero (the "Romero Complaint"). The Romero Complaint names as defendants The Prudential Insurance Company of America and health maintenance organizations that the Company acquired from Prudential on August 6, 1999. The Romero Complaint seeks various forms of relief from defendants, including return of certain premiums, disgorgement of allegedly improper profits and injunctive relief, for alleged contractual breaches and violations of ERISA. Plaintiffs purport to represent a class including persons who were Prudential Health Plan subscribers before and/or after the Company's acquisition of those operations. The Romero Complaint alleges that Prudential Health Plans' administration and disclosure of policies concerning medical necessity determinations violated contractual and fiduciary duties owed to subscribers. On July 24, 2000, the Court stayed the action. Prudential had requested the MDL Panel to consolidate this case with other cases against Prudential for pretrial purposes. On October 23, 2000, this case was consolidated in the Florida District Court for pretrial proceedings. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

On July 14, 2000, the Company filed with the Judicial Panel on Multidistrict Litigation (the "MDL Panel") a motion to consolidate and transfer six of the above matters for pretrial proceedings in the United States District Court for the Eastern District of Pennsylvania (the "MDL Application"). That motion seeks transfer and consolidation of the Amorosi, Conte, Curtright, and Mangieri Complaints, as well as both the Mississippi O'Neill Complaint and the Florida O'Neill Complaint (as defined below). Hearing on the MDL Application took place on September 22, 2000. On October 23, 2000, the MDL Panel consolidated all the cases the Company had before the MDL Panel for pre-trial proceedings in the Florida District Court. Similar cases against other managed care companies also were, and additional similar cases against the Company may be, consolidated in the Florida District Court for pre-trial proceedings.

A purported class action was filed in the Florida District Court under the caption In re Humana, Inc. Managed Care Litigation, on June 23, 2000 by Jo Ann O'Neill, Lydia K. Rouse and Danny E. Waldrop (the "Florida O'Neill Complaint"). The Florida O'Neill Complaint names as defendants Aetna Inc. and Aetna U.S. Healthcare Inc. The Florida O'Neill Complaint seeks various forms of relief, including unspecified damages and treble damages and restitution of alleged improper profits, from the Company and Aetna U.S. Healthcare for alleged violations of ERISA and RICO. The Florida O'Neill Complaint alleges that defendants are liable for alleged misrepresentations and omissions relating to advertising and marketing materials directed to Aetna HMO members, and alleges that defendants conspired with other managed care companies not to disclose alleged industry-wide practices. The Company sought from the Florida federal court a stay of further proceedings on the Florida O'Neill Complaint pending a decision on the MDL Application. On July 27, 2000, the Florida federal court denied that motion. On August 11, 2000, the Company filed a motion to dismiss the Florida O'Neill Complaint. Briefing on that motion was completed in early September 2000. Additionally, the Court has scheduled briefing on plaintiffs' class certification motion to be completed by November 2000. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described above. This litigation is in the preliminary stages. Defendants intend to defend the action vigorously.

A purported class action complaint was filed in the United States District Court for the District of Connecticut on August 7, 2000 by Glenn O'Brien and Christopher Gallagher (the "O'Brien Complaint"). The O'Brien Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare for alleged violations of ERISA. The O'Brien Complaint alleges that Aetna U.S. Healthcare does not make adequate disclosure of the operation of its managed care plans to actual or prospective members. Aetna U.S. Healthcare intends to defend the action vigorously. Aetna U.S. Healthcare has notified the Judicial Panel on Multidistrict Litigation of the O'Brien Complaint for consolidation with the other matters referred to in the MDL Application.

A purported class action complaint was filed in the United States District Court for the District of Connecticut on September 7, 2000 against Aetna U.S. Healthcare by Douglas Chapman (the "Chapman Complaint"). The Chapman Complaint seeks various forms of relief, including unspecified damages, from Aetna U.S. Healthcare for alleged violations of ERISA. The Chapman Complaint is brought on behalf of participants in Aetna U.S. Healthcare's PPO, indemnity and third-party payor plans and relates to the disclosure and determination of usual, customary and reasonable charges for claims. This litigation is in the preliminary stages, and the Company intends to defend the action vigorously.

A purported class action complaint was filed in the Florida District Court on August 11, 2000 by Charles B. Shane, M.D., Edward L. Davis, D.O., et al. (the "Shane Complaint") against Aetna U.S. Healthcare and other health insurance company defendants. The Shane Complaint seeks various forms of relief, including unspecified damages, from defendants for alleged violations of RICO, ERISA and various state law claims. The Shane Complaint is brought on behalf of a purported nationwide class of participating physicians against defendants for alleged inadequate disclosure of reimbursement practices and inadequate and untimely payment of claims. The Company intends to defend the action vigorously. Aetna U.S. Healthcare has filed a motion to dismiss the complaint. Aetna U.S. Healthcare is scheduled to complete class certification briefing in November 2000. Aetna U.S. Healthcare notified the Judicial Panel on Multidistrict Litigation of the Shane Complaint for consolidation with the other matters referred to in the MDL Application. On October 23, 2000, this case was consolidated in the Florida District Court for pre-trial proceedings as described above.

Financial Services Litigation

In recent years, several life insurance and annuity companies have been named as defendants in class action lawsuits relating to life insurance and annuity pricing and sales practices. Aetna Life Insurance and Annuity Company ("ALIAC"), a wholly-owned subsidiary of Aetna Inc., is a defendant in two such lawsuits.

A purported class action complaint was filed in the Circuit Court of Lauderdale County, Alabama on March 28, 2000 by Loretta Shaner against ALIAC (the "Shaner Complaint"). This case has been removed to the United States District Court for the Northern District of Alabama. The Shaner Complaint seeks unspecified compensatory damages from ALIAC and unnamed affiliates of ALIAC. The Shaner Complaint claims that ALIAC's sale of deferred annuity products for use as investments in tax-deferred contributory retirement plans (e.g., IRAs) is improper. On August 31, 2000, the Court entered an order and judgement dismissing the case.

A purported class action complaint was filed in the United States District Court for the Middle District of Florida on June 30, 2000 by Helen Reese, Richard Reese, Villere Bergeron and Allan Eckert against ALIAC (the "Reese Complaint"). The Reese Complaint seeks compensatory and punitive damages and injunctive relief from ALIAC. The Reese Complaint claims that ALIAC engaged in unlawful sales practices in marketing life insurance policies. The Company has moved to dismiss the Reese Complaint for failure to state a claim upon which relief can be granted. This litigation is in the preliminary stages. The Company intends to defend the action vigorously.

Other Litigation and Regulatory Proceedings

The Company is involved in numerous other lawsuits arising, for the most part, in the ordinary course of its business operations, including claims of bad faith, medical malpractice, non-compliance with state regulatory regimes, marketing misconduct, failure to timely pay medical claims and other litigation in its health care business. Some of these other lawsuits are purported to be class actions. Aetna U.S. Healthcare of California Inc., an indirect subsidiary of the Company, is currently a party to a bad faith and medical malpractice action brought by Teresa Goodrich, individually and as successor in interest of David Goodrich. The action was originally filed in March 1996 in Superior Court for the State of California, county of San Bernardino. The action alleges damages for unpaid medical bills, punitive damages and compensatory damages for wrongful death based upon, among other things, alleged denial of claims for services provided to David Goodrich by out-of-network providers without prior authorization. On January 20, 1999, a jury rendered a verdict in favor of the plaintiff for $750,000 for unpaid medical bills, $3.7 million for wrongful death and $116 million for punitive damages. On April 12, 1999, the trial court amended the judgment to include Aetna Services, Inc., a direct subsidiary of the Company, as a defendant. On April 27, 1999, Aetna Services, Inc. and Aetna U.S. Healthcare of California Inc. filed appeals with the California Court of Appeal and will continue to defend this matter vigorously.

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

While the ultimate outcome of these other lawsuits and regulatory reviews cannot be determined at this time, after consideration of the defenses available to the Company, applicable insurance coverage and any related reserves established, they are not expected to result in liability for amounts material to the financial condition of the Company, although they may adversely affect results of operations in future periods.

Item 5.        Other Information.

(a) Ratios of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Stock Dividends

The following table sets forth the Company's and Aetna Services' ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the periods indicated.

                                         Nine Months Ended
                                           September 30,                           Years Ended December 31,
                                       ---------------------     -------------------------------------------------------------
Aetna Inc.                                       2000                    1999         1998        1997        1996        1995
------------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges               3.62                    4.11         4.96        5.74        2.45        4.97
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends          3.62                    3.63         3.94        4.46        2.10        4.97
------------------------------------------------------------------------------------------------------------------------------



                                                       Nine Months Ended
                                                         September 30,                    Years Ended December 31,
                                                    -----------------------    -----------------------------------------------
Aetna Services, Inc.                                        2000                      1999         1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------
Ratio of Earnings to Fixed Charges                           3.98                      3.61         4.31       5.78       2.44
Ratio of Earnings to Combined Fixed
  Charges and Preferred Stock Dividends                      3.98                      3.61         4.31       5.78       2.44
------------------------------------------------------------------------------------------------------------------------------

For purposes of computing both the ratio of earnings to fixed charges and the ratio of earnings to combined fixed charges and preferred stock dividends, "earnings" represent consolidated earnings from continuing operations before income taxes, cumulative effect adjustments and extraordinary items plus fixed charges and minority interest. "Fixed charges" consist of interest (and the portion of rental expense deemed representative of the interest factor) and include the dividends paid to preferred shareholders of a subsidiary. (Refer to Note 13 of Notes to Consolidated Financial Statements in Aetna Inc.'s 1999 Annual Report on Form 10-K.) For the first nine months of 2000 and during 1995 there was no preferred stock outstanding, and as a result, the ratios of earnings to combined fixed charges and preferred stock dividends were the same as the ratios of earnings to fixed charges.

(b)      Ratings

The ratings of certain Aetna Inc.'s subsidiaries follow:

                                                                                           Rating Agencies
                                                                     ---------------------------------------------------------
                                                                                                    Moody's
                                                                                                    Investors      Standard
                                                                       A.M. Best      Fitch***      Service        & Poor's
------------------------------------------------------------------------------------------------------------------------------
Aetna Services, Inc. (senior debt)**
    August 3, 2000                                                         *              A            A3             A
    October 31, 2000 (1)                                                   *              A            A3             A

Aetna Services, Inc. (commercial paper)**
    August 3, 2000                                                         *             F-1           P-2           A-1
    October 31, 2000 (1)                                                   *             F-1           P-2           A-1

Aetna Life Insurance Company (claims paying/financial strength)
    August 3, 2000                                                         A             AA-           A1             A+
    October 31, 2000 (1)                                                   A             AA-           A1             A+

Aetna Life Insurance and Annuity Company
        (claims paying/financial strength)
    August 3, 2000                                                         A             AA            Aa3           AA-
    October 31, 2000 (1)                                                   A             AA            Aa3           AA-
------------------------------------------------------------------------------------------------------------------------------

*    Nonrated by the agency.

**   Fully and unconditionally guaranteed by Aetna Inc.

***  Formerly known as Duff & Phelps

(1) A.M. Best has the ALIC rating under review with developing implications and the ALIAC rating under review with positive implications. Moody's placed the long-term credit ratings on review, upgrade and the short-term credit ratings were affirmed and removed from review. Moody's has placed the ALIC rating on review, downgrade and the ALIAC rating on review, upgrade. Standard & Poor's affirmed and removed from review the short-term credit rating. Standard and Poor's has placed the long-term credit ratings and the ALIAC rating on CreditWatch positive. Standard and Poor's has placed the ALIC rating on CreditWatch negative. Fitch has placed the short-term ratings and the ALIAC rating on watch, positive; and the ALIC rating on watch, evolving.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits


     (10) Material Contracts

     10.1 Letter Agreement dated April 28, 1999 between Aetna Inc. and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.20 to Aetna U.S. Healthcare Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.*

     10.2 Restrictive Covenant Agreement dated April 28, 1999 between Aetna Inc. and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit
          10.21 to Aetna U.S. Healthcare Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.*

     10.3 Memorandum Agreement dated September 6, 2000 between Aetna Inc. and Alan J. Weber, incorporated herein by reference to Exhibit 10.22 to Aetna U.S. Healthcare Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.*

     10.4 Employment Agreement dated September 6, 2000 by and between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit
          10.23 to Aetna U.S. Healthcare Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.*

     (12) Statement Re: Computation of Ratios.

          Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2000 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 for Aetna Inc. and for the nine months ended September 30, 2000 and for the years ended December 31, 1999, 1998, 1997 and 1996 for Aetna Services, Inc.

     (15) Letter Re: Unaudited Interim Financial Information.

          Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 31, 2000.

     (27) Financial Data Schedule.

     *    Management contract or compensatory plan or arrangement.

Item 6.       Exhibits and Reports on Form 8-K. (Continued)

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K on July 18, 2000 related to an announcement that preliminary second quarter data reflected higher-than-anticipated commercial HMO medical costs for the period.

     The Company filed a report on Form 8-K on July 20, 2000 related to an announcement that the Company had reached a definitive agreement to sell its financial services and international businesses to ING Groep, N.V.

     The Company filed a report on Form 8-K on September 1, 2000 related to Aetna U.S. Healthcare Inc.'s filing with the Securities and Exchange Commission of a Registration Statement on Form 10.

     The Company filed a report on Form 8-K on September 6, 2000 related to John
     W. Rowe, M.D. becoming President and Chief Executive Officer of Aetna U.S. Healthcare Inc. and a member of the Aetna Inc. and Aetna U.S. Healthcare Inc. boards of directors.

     The Company filed a report on Form 8-K on November 1, 2000 announcing that on October 31, 2000 Aetna Services, Inc., a wholly-owned subsidiary of Aetna Inc., was merged with and into Aetna Inc., with Aetna Inc. being the surviving entity.

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



                                                        Aetna Inc.
                                       ----------------------------------------
                                                      Registrant




Date November 1, 2000                By       /s/ Alan M. Bennett
                                        ---------------------------------------
                                               Alan M. Bennett
                                               Vice President
                                               and Corporate Controller
                                               (Chief Accounting Officer)

                                   AETNA INC.

                                  EXHIBIT INDEX

                ======================================================



      EXHIBIT
       NUMBER     DESCRIPTION
      -------     -----------
         (10)     Material Contracts

         10.1     Letter Agreement dated April 28, 1999 between Aetna Inc. and
                  L. Edward Shaw, Jr., incorporated herein by reference to
                  Exhibit 10.20 to Aetna U.S. Healthcare Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.*

         10.2 Restrictive Covenant Agreement dated April 28, 1999 between Aetna Inc. and L. Edward Shaw, Jr., incorporated herein by reference to Exhibit 10.21 to Aetna U.S. Healthcare Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.*

         10.3 Memorandum Agreement dated September 6, 2000 between Aetna Inc. and Alan J. Weber, incorporated herein by reference to
                  Exhibit 10.22 to Aetna U.S. Healthcare Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.*

         10.4 Employment Agreement dated September 6, 2000 by and between Aetna Inc. and John W. Rowe, M.D., incorporated herein by reference to Exhibit 10.23 to Aetna U.S. Healthcare Inc.'s Amendment No. 1 to Registration Statement on Form 10 filed on October 18, 2000.*

         (12)     Statement Re: Computation of Ratios.

                  Statement re: computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends for the nine months ended September 30, 2000 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 for Aetna Inc. and for the nine months ended September 30, 2000 and for the years ended December 31, 1999, 1998, 1997 and 1996 for Aetna Services, Inc.

         (15)     Letter Re: Unaudited Interim Financial Information.

                  Letter from KPMG LLP acknowledging awareness of the use of a report on unaudited interim financial information, dated October 31, 2000.

         (27)     Financial Data Schedule.


*        Management contract or compensatory plan or arrangement.